Form 10-Q
period 2020-09-30
PEABODY ENERGY CORP
filed 2020-11-09
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 97.8 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at November 2, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share data)
Revenues	$671.0	$1,106.4	$2,143.9	$3,506.0
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	550.9	905.5	1,886.7	2,711.5
Depreciation, depletion and amortization	72.2	141.5	266.5	479.4
Asset retirement obligation expenses	14.3	15.5	46.0	44.6
Selling and administrative expenses	27.2	32.2	77.3	107.8
Restructuring charges	8.1	0.7	31.1	1.3
Transaction costs related to joint ventures	6.0	8.2	23.1	9.8
Other operating loss (income):
Net gain on disposals	(2.5)	(1.1)	(10.4)	(2.8)
Asset impairment	—	20.0	1,418.1	20.0
Provision for North Goonyella equipment loss	—	—	—	24.7
North Goonyella insurance recovery	—	—	—	(125.0)
Loss from equity affiliates	10.6	20.7	25.7	7.5
Operating (loss) profit	(15.8)	(36.8)	(1,620.2)	227.2
Interest expense	34.9	35.4	102.3	107.2
Interest income	(1.6)	(7.0)	(7.1)	(22.5)
Net periodic benefit costs, excluding service cost	2.8	4.9	8.3	14.6
Net mark-to-market adjustment on actuarially determined liabilities	13.0	—	13.0	—
(Loss) income from continuing operations before income taxes	(64.9)	(70.1)	(1,736.7)	127.9
Income tax (benefit) provision	(0.1)	4.2	2.7	26.0
(Loss) income from continuing operations, net of income taxes	(64.8)	(74.3)	(1,739.4)	101.9
Loss from discontinued operations, net of income taxes	(2.3)	(3.8)	(6.8)	(10.6)
Net (loss) income	(67.1)	(78.1)	(1,746.2)	91.3
Less: Net income (loss) attributable to noncontrolling interests	0.1	4.7	(5.1)	12.8
Net (loss) income attributable to common stockholders	$(67.2)	$(82.8)	$(1,741.1)	$78.5

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.66)	$(0.77)	$(17.76)	$0.84
Diluted (loss) income per share	$(0.66)	$(0.77)	$(17.76)	$0.83
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.69)	$(0.81)	$(17.83)	$0.74
Diluted (loss) income per share	$(0.69)	$(0.81)	$(17.83)	$0.73
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net (loss) income	$(67.1)	$(78.1)	$(1,746.2)	$91.3
Postretirement plans and workers’ compensation obligations (net of $0.0 tax provisions in each period)	172.3	(2.2)	167.9	(6.6)
Foreign currency translation adjustment	2.5	(1.3)	1.8	(1.7)
Other comprehensive income (loss), net of income taxes	174.8	(3.5)	169.7	(8.3)
Comprehensive income (loss)	107.7	(81.6)	(1,576.5)	83.0
Less: Net income (loss) attributable to noncontrolling interests	0.1	4.7	(5.1)	12.8
Comprehensive income (loss) attributable to common stockholders	$107.6	$(86.3)	$(1,571.4)	$70.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2020	December 31, 2019
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$814.6	$732.2
Accounts receivable, net of allowance for credit losses of $0.0 at September 30, 2020 and December 31, 2019	192.9	329.5
Inventories	319.7	331.5
Other current assets	209.2	220.7
Total current assets	1,536.4	1,613.9
Property, plant, equipment and mine development, net	3,152.3	4,679.1
Operating lease right-of-use assets	44.9	82.4
Investments and other assets	122.4	139.1
Deferred income taxes	4.9	28.3
Total assets	$4,860.9	$6,542.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,600.1	$18.3
Accounts payable and accrued expenses	774.3	957.0
Total current liabilities	2,374.4	975.3
Long-term debt, less current portion	—	1,292.5
Deferred income taxes	28.9	28.8
Asset retirement obligations	671.2	654.1
Accrued postretirement benefit costs	419.6	593.4
Operating lease liabilities, less current portion	7.1	52.8
Other noncurrent liabilities	258.9	273.4
Total liabilities	3,760.1	3,870.3
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 140.5 shares issued and 97.8 shares outstanding as of September 30, 2020 and 139.2 shares issued and 96.9 shares outstanding as of December 31, 2019	1.4	1.4
Additional paid-in capital	3,361.0	3,351.1
Treasury stock, at cost — 42.7 and 42.3 common shares as of September 30, 2020 and December 31, 2019	(1,368.9)	(1,367.3)
(Accumulated deficit) retained earnings	(1,144.1)	597.0
Accumulated other comprehensive income	201.3	31.6
Peabody Energy Corporation stockholders’ equity	1,050.7	2,613.8
Noncontrolling interests	50.1	58.7
Total stockholders’ equity	1,100.8	2,672.5
Total liabilities and stockholders’ equity	$4,860.9	$6,542.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(1,746.2)	$91.3
Loss from discontinued operations, net of income taxes	6.8	10.6
(Loss) income from continuing operations, net of income taxes	(1,739.4)	101.9
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	266.5	479.4
Noncash interest expense, net	12.0	11.4
Noncash coal inventory revaluation	20.7	—
Deferred income taxes	0.1	(0.4)
Noncash share-based compensation	9.9	30.2
Asset impairment	1,418.1	20.0
Net gain on disposals	(10.4)	(2.8)
Loss from equity affiliates	25.7	7.5
Provision for North Goonyella equipment loss	—	24.7
Foreign currency option contracts	(5.2)	3.5
Changes in current assets and liabilities:
Accounts receivable	136.6	118.9
Inventories	(8.8)	(15.1)
Other current assets	0.3	(27.3)
Accounts payable and accrued expenses	(136.3)	(115.1)
Asset retirement obligations	12.2	9.1
Workers’ compensation obligations	(1.3)	0.5
Postretirement benefit obligations	(6.1)	(37.8)
Pension obligations	0.3	(16.9)
Other, net	(4.6)	(13.9)
Net cash (used in) provided by continuing operations	(9.7)	577.8
Net cash used in discontinued operations	(22.4)	(25.2)
Net cash (used in) provided by operating activities	(32.1)	552.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(131.9)	(182.8)
Changes in accrued expenses related to capital expenditures	(14.9)	(5.6)
Insurance proceeds attributable to North Goonyella equipment losses	—	23.2
Proceeds from disposal of assets, net of receivables	15.4	27.6
Amount attributable to acquisition of Shoal Creek Mine	—	(2.4)
Contributions to joint ventures	(275.2)	(326.4)
Distributions from joint ventures	271.0	316.7
Advances to related parties	(23.1)	(12.5)
Cash receipts from Middlemount Coal Pty Ltd	—	14.7
Other, net	(0.7)	(0.1)
Net cash used in investing activities	(159.4)	(147.6)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Cash Flows From Financing Activities
Proceeds from long-term debt	360.0	—
Repayments of long-term debt	(81.0)	(23.9)
Payment of debt issuance and other deferred financing costs	—	(6.4)
Common stock repurchases	—	(300.2)
Repurchase of employee common stock relinquished for tax withholding	(1.6)	(12.3)
Dividends paid	—	(243.9)
Distributions to noncontrolling interests	(3.5)	(23.4)
Other, net	—	0.1
Net cash provided by (used in) financing activities	273.9	(610.0)
Net change in cash, cash equivalents and restricted cash	82.4	(205.0)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$814.6	$812.4

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.4	$1.4	$1.4	$1.4
Balance, end of period	1.4	1.4	1.4	1.4
Additional paid-in capital
Balance, beginning of period	3,357.2	3,333.7	3,351.1	3,304.7
Dividend equivalent units on dividends declared	—	0.4	—	7.8
Share-based compensation for equity-classified awards	3.8	8.6	9.9	30.2
Balance, end of period	3,361.0	3,342.7	3,361.0	3,342.7
Treasury stock
Balance, beginning of period	(1,368.9)	(1,193.4)	(1,367.3)	(1,025.1)
Common stock repurchases	—	(144.2)	—	(300.2)
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.6)	(12.3)
Balance, end of period	(1,368.9)	(1,337.6)	(1,368.9)	(1,337.6)
(Accumulated deficit) retained earnings
Balance, beginning of period	(1,076.9)	999.1	597.0	1,074.5
Net (loss) income attributable to common stockholders	(67.2)	(82.8)	(1,741.1)	78.5
Dividends declared ($0.000, $0.145, $0.000, and $2.265 per share, respectively)	—	(15.0)	—	(251.7)
Balance, end of period	(1,144.1)	901.3	(1,144.1)	901.3
Accumulated other comprehensive income
Balance, beginning of period	26.5	35.3	31.6	40.1
Postretirement plans and workers' compensation obligations (net of $0.0 tax provisions in each period)	172.3	(2.2)	167.9	(6.6)
Foreign currency translation adjustment	2.5	(1.3)	1.8	(1.7)
Balance, end of period	201.3	31.8	201.3	31.8
Noncontrolling interests
Balance, beginning of period	50.0	49.7	58.7	56.0
Net income (loss) attributable to noncontrolling interests	0.1	4.7	(5.1)	12.8
Distributions to noncontrolling interests	—	(9.0)	(3.5)	(23.4)
Balance, end of period	50.1	45.4	50.1	45.4
Total stockholders’ equity	$1,100.8	$2,985.0	$1,100.8	$2,985.0
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2019 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2020.
Coronavirus (COVID-19) Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The global impact on economic activity has severely curtailed demand for numerous commodities. Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. The global economy is showing improvement in industrial production, even as the timing of a recovery varies across countries and sectors. However, in the seaborne metallurgical and thermal markets, demand remains below pre-pandemic levels. In the U.S., the impacts of COVID-19 have accelerated a multi-year decline in coal demand. During the nine months ended September 30, 2020, coal-fueled generation declined 24% compared to the prior year period and now represents 19% of the overall generation mix. Additionally, the Company has faced disruption to supply chain and distribution channels and adverse effects to the Company’s workforce.
While the ultimate impacts of the COVID-19 pandemic on the Company’s business are unknown, the Company expects continued interference with general commercial activity, which may negatively affect both demand and prices for the Company’s products. Given the uncertainties with respect to future COVID-19 developments, including the duration, severity and scope, as well as the necessary government actions to limit the spread, the Company is unable to estimate the full impact of the pandemic on its financial condition, results of operations or cash flows at this time.
In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). Pursuant to the CARES Act, the Company has received accelerated refunds of previously generated alternative minimum tax (AMT) credits from the Internal Revenue Service (IRS) as further described in Note 11. “Income Taxes” and will defer 2020 employer payroll taxes incurred after the date of enactment to future years.
Liquidity, Going Concern, and Management's Plan
The Company experienced negative cash flows from operations during the nine months ended September 30, 2020. Results from continuing operations, net of income taxes and Adjusted EBITDA for the nine months ended September 30, 2020 declined by $1,841.3 million and $487.7 million, respectively, compared to the corresponding prior year period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s available liquidity as of October 31, 2020, September 30, 2020 and December 31, 2019 consisted of the following:

	October 31, 2020	September 30, 2020	December 31, 2019
	(Dollars in millions)
Cash and cash equivalents	$770.7	$814.6	$732.2
Revolving credit facility availability	11.5	5.1	498.6
Accounts receivable securitization program availability	45.8	40.4	45.0
Total liquidity	$828.0	$860.1	$1,275.8
During the nine months ended September 30, 2020, the combined availability under the Company’s revolving credit facility and accounts receivable securitization program decreased as a result of $360.0 million of borrowings, $70.0 million of which was subsequently repaid, an additional $134.2 million of letters of credit issuances, and a $73.9 million reduction in available receivable balances under the accounts receivable securitization program.
As further described in Note 17. “Financial Instruments and Other Guarantees,” the Company is a party to various guarantees and financial instruments to provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. At September 30, 2020, such instruments included $1,628.7 million face amount of surety bonds and $334.8 million of outstanding letters of credit. Since filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 with the Securities and Exchange Commission on August 7, 2020, the Company’s counterparties have made various additional demands for collateral amounting to approximately $800 million. As further described below, the Company has reached an agreement with the majority of its surety bond providers to resolve these demands and limit future collateral requests.
While the Company was compliant with the restrictions and covenants under its debt agreements at September 30, 2020, noncompliance with the first lien leverage ratio covenant under the Company’s Credit Agreement (as defined in Note 12. “Long-term Debt”) is probable as of December 31, 2020, if the Company does not successfully take mitigating actions. Absent waivers from the lenders under the Credit Agreement or other successful mitigating actions, noncompliance with the ratio covenant would constitute a default under the Credit Agreement, and the revolving lenders could elect to accelerate the maturity of the related indebtedness, or could potentially choose to exercise other rights and remedies under the agreement. Further, the Company’s senior secured notes, accounts receivable securitization program and certain lease agreements contain cross-default or termination provisions that would be triggered by an Event of Default as defined under the Credit Agreement, which could result in similar accelerations of those obligations. Accordingly, the Company has classified all such debt obligations and relevant lease liabilities as current in the accompanying condensed consolidated balance sheet as of September 30, 2020. The combined risks associated with the Company’s recent financial results, market conditions, additional collateral demands and potential Credit Agreement noncompliance raise substantial doubt about whether the Company will meet its obligations as they become due within one year from the date of issuance of these unaudited condensed consolidated financial statements and its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.
The Company is seeking to address the issues identified above by taking certain mitigating actions. As part of this process, the Company entered into a transaction support agreement (TSA) in November 2020 with the providers of 99% of the Company’s surety bond portfolio (Participating Sureties) to define their commitments to implementing a transaction resolving approximately $800 million in additional collateral demands made by the Participating Sureties. Among other things, the TSA includes the following terms and conditions:
•Under the terms of the TSA, the Company will post $75.0 million of collateral, a minimum of $40.0 million of which will be in the form of letters of credit, and provide second liens on $200.0 million of certain mining equipment for the benefit of the Participating Sureties.
•In addition, the Company will post an additional $25.0 million of collateral per year through 2025 for the benefit of the Participating Sureties. The collateral postings will also further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the TSA) in any twelve-month period or has asset sales in excess of $10.0 million.
•The Participating Sureties have agreed to a standstill through the earlier of December 2025 or the maturity date of the Credit Agreement (as amended or refinanced). During which time, the Participating Sureties agree not to demand any additional collateral, draw on letters of credit posted for the benefit of themselves, or cancel, or attempt to cancel, any existing surety bond.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, the Company has been engaged in discussions with its revolving credit lenders and the holders of the 2022 Notes (as defined in Note 12. “Long-term Debt”) (the 2022 Noteholders) with the primary objectives of covenant relief and the extension of maturity dates, while maintaining financial flexibility. The TSA described above is contingent upon an agreement between the Company, its revolving credit lenders, and the 2022 Noteholders accomplishing those objectives by December 31, 2020, which can be extended at the Company’s discretion to January 29, 2021 for purposes of increasing participation.
Further, the Company is working to improve its liquidity and financial position through other means such as the sale of nonstrategic surplus land, coal reserves, and other assets, and driving cost improvements across the Company.
However, there can be no assurance that the Company will be able to obtain a waiver of noncompliance or otherwise amend the Credit Agreement to address covenant issues, reach agreement on the comprehensive approach to address its combined liquidity risks described above, or improve the Company’s overall liquidity and financial position through other means. As a result, the Company’s ability to timely meet its obligations when due or satisfy additional collateral demands could be adversely affected. If the Company is not able to timely, successfully, or efficiently implement the strategies that it is pursuing to address those risks and improve its liquidity and financial position, or otherwise meet its liquidity needs, the Company may need to voluntarily pursue an in-court restructuring.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes. In December 2019, the FASB issued ASU 2019-12 as part of its effort to reduce the complexity of accounting standards. The ASU enhances and simplifies various aspects of the income tax accounting guidance in Accounting Standards Codification (ASC) 740, including requirements related to (1) hybrid tax regimes, (2) the tax basis step-up in goodwill obtained in a transaction that is not a business combination, (3) separate financial statements of entities not subject to tax, (4) the intraperiod tax allocation exception to the incremental approach, (5) recognition of a deferred tax liability after an investor in a foreign entity transitions to or from the equity method of accounting, (6) interim-period accounting for enacted changes in tax law and (7) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective on January 1, 2021 for calendar year-end public companies and early adoption is permitted. The Company elected to early adopt ASU 2019-12 in the third quarter of 2020 and apply the guidance to the beginning of the annual period, effective January 1, 2020. The singular current year impact of the adoption of this ASU is related to the intraperiod tax allocation exception. Under this new guidance, the Company is no longer required to allocate income tax benefit to continuing operations to offset the tax effect of other comprehensive income in situations where there is a loss from continuing operations and income in all other sources of income. Under the predecessor accounting guidance, the Company would have recorded approximately $38 million of incremental income tax benefit in continuing operations with an offsetting income tax expense in other comprehensive income.
Accounting Standards Not Yet Implemented
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
Effects of Reference Rate Reform. In March 2020, ASU  2020-04 was issued, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is still completing its evaluation of the impact of ASU 2020-04 and plans to elect optional expedients as reference rate reform activities occur. While the Company is still evaluating, it does not expect the guidance to have a material impact on its consolidated financial statements or disclosures.
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

	Three Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.1	$—	$264.3	$172.8	$—	$474.2
Export	125.7	—	—	—	—	125.7
Total thermal	162.8	—	264.3	172.8	—	599.9
Metallurgical coal
Export	—	78.4	—	—	—	78.4
Total metallurgical	—	78.4	—	—	—	78.4
Other	0.2	0.4	0.5	7.0	(15.4)	(7.3)
Revenues	$163.0	$78.8	$264.8	$179.8	$(15.4)	$671.0

	Three Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$34.8	$—	$333.6	$319.4	$—	$687.8
Export	214.6	—	—	—	—	214.6
Total thermal	249.4	—	333.6	319.4	—	902.4
Metallurgical coal
Export	—	215.4	—	—	—	215.4
Total metallurgical	—	215.4	—	—	—	215.4
Other	0.1	0.9	—	7.0	(19.4)	(11.4)
Revenues	$249.5	$216.3	$333.6	$326.4	$(19.4)	$1,106.4

	Nine Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$111.9	$—	$736.7	$501.5	$—	$1,350.1
Export	412.9	—	—	—	—	412.9
Total thermal	524.8	—	736.7	501.5	—	1,763.0
Metallurgical coal
Export	—	362.3	—	—	—	362.3
Total metallurgical	—	362.3	—	—	—	362.3
Other	1.3	1.3	0.5	22.6	(7.1)	18.6
Revenues	$526.1	$363.6	$737.2	$524.1	$(7.1)	$2,143.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$110.9	$—	$903.4	$939.3	$—	$1,953.6
Export	608.7	—	—	11.3	—	620.0
Total thermal	719.6	—	903.4	950.6	—	2,573.6
Metallurgical coal
Export	—	829.4	—	—	—	829.4
Total metallurgical	—	829.4	—	—	—	829.4
Other	1.1	2.3	0.1	20.2	79.3	103.0
Revenues	$720.7	$831.7	$903.5	$970.8	$79.3	$3,506.0
Revenue by initial contract duration was as follows:

	Three Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$93.6	$65.2	$257.4	$171.3	$—	$587.5
Less than one year	69.2	13.2	6.9	1.5	—	90.8
Other (2)	0.2	0.4	0.5	7.0	(15.4)	(7.3)
Revenues	$163.0	$78.8	$264.8	$179.8	$(15.4)	$671.0

	Three Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$158.5	$193.3	$287.8	$315.2	$—	$954.8
Less than one year	90.9	22.1	45.8	4.2	—	163.0
Other (2)	0.1	0.9	—	7.0	(19.4)	(11.4)
Revenues	$249.5	$216.3	$333.6	$326.4	$(19.4)	$1,106.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$272.4	$269.4	$696.5	$498.0	$—	$1,736.3
Less than one year	252.4	92.9	40.2	3.5	—	389.0
Other (2)	1.3	1.3	0.5	22.6	(7.1)	18.6
Revenues	$526.1	$363.6	$737.2	$524.1	$(7.1)	$2,143.9

	Nine Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$480.2	$668.8	$837.6	$919.8	$—	$2,906.4
Less than one year	239.4	160.6	65.8	30.8	—	496.6
Other (2)	1.1	2.3	0.1	20.2	79.3	103.0
Revenues	$720.7	$831.7	$903.5	$970.8	$79.3	$3,506.0
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
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to September 30, 2020 of approximately $3.8 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at September 30, 2020. Approximately 43% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Trade receivables, net	$143.4	$283.1
Miscellaneous receivables, net	49.5	46.4
Accounts receivable, net	$192.9	$329.5
Trade receivables, net included no allowance for credit losses as of both September 30, 2020 and December 31, 2019. Miscellaneous receivables, net included no allowance for credit losses as of both September 30, 2020 and December 31, 2019. No charges for credit losses were recognized during the three months ended September 30, 2020 and 2019 nor the nine months ended September 30, 2020. A reduction of previously recorded credit losses of $0.1 million for the nine months ended September 30, 2019 was included in “Operating costs and expenses” in the unaudited condensed consolidated statements of operations.
(4)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(2.3)	$(3.8)	$(6.8)	$(10.6)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$56.2	$58.8
Other noncurrent liabilities	92.4	105.5
Total liabilities classified as discontinued operations	$148.6	$164.3
Patriot-Related Matters
A significant portion of the liabilities in the table above relate to Patriot. In 2012, Patriot filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code). In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then-disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under the Bankruptcy Code in the U.S. District Court for the Eastern District of Virginia and subsequently initiated a process to sell substantially all of its assets to qualified bidders. On October 9, 2015, Patriot’s bankruptcy court entered an order confirming Patriot’s plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot’s assets to two different buyers.
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $85.9 million and $85.7 million at September 30, 2020 and December 31, 2019, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.

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
Under the terms of the Patriot spin-off, Patriot was primarily liable to the Combined Fund for the approximately $40 million of its subsidiaries’ obligations at that time. Once Patriot ceased meeting its obligations, the Company was held responsible for these costs and, as a result, recorded “Loss from discontinued operations, net of income taxes” charges of $0.1 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively. The Company made payments into the fund of $0.4 million during both the three months ended September 30, 2020 and 2019, and $1.2 million and $1.4 million during the nine months ended September 30, 2020 and 2019, respectively, and estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $1 million and $2 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants. The liability related to the fund was $14.4 million and $15.2 million at September 30, 2020 and December 31, 2019, respectively.
UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against the Company, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch Resources, Inc. (Arch), known as Arch Coal, Inc. prior to May  15, 2020. The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants had statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the U.S. Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court), on January 25, 2017, the UMWA Plan and the Company agreed to a settlement of the claim which entitled the UMWA Plan to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $13.2 million and $26.0 million at September 30, 2020 and December 31, 2019, respectively.
(5)     Inventories
Inventories as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Materials and supplies	$108.0	$116.3
Raw coal	73.5	85.1
Saleable coal	138.2	130.1
Total	$319.7	$331.5
Materials and supplies inventories presented above have been shown net of reserves of $9.6 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively. The coal inventories presented above include net realizable value adjustments of $29.0 million and $8.3 million as of September 30, 2020 and December 31, 2019, respectively.
(6) Equity Method Investments
The Company had total equity method investments of $54.7 million and $56.9 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations were losses related to Middlemount of $10.6 million and $18.8 million during the three months ended September 30, 2020 and 2019, respectively, and $25.7 million and $5.3 million during the nine months ended September 30, 2020 and 2019, respectively.
The Company received cash payments from Middlemount of $14.7 million during the nine months ended September 30, 2019, related to financing receivables. No payments were received from Middlemount during the nine months ended September 30, 2020.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. At September 30, 2020, the revolving loan limit was $120 million Australian dollars and the Revolving Loans were fully drawn upon by Middlemount. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2020. The carrying value of the portion of the Revolving Loans due to the Company’s Australian subsidiary, which is included in the total investment balance, was $42.6 million and $17.5 million as of September 30, 2020 and December 31, 2019, respectively, with the increase during the nine months ended September 30, 2020 attributable to the Company’s share of additional funding. Subsequent to September 30, 2020, the revolving loan limit was increased to $160 million Australian dollars and the maturity was extended to December 31, 2021.
As of both September 30, 2020 and December 31, 2019, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.
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
As of September 30, 2020, the Company had currency options outstanding with an aggregate notional amount of $600.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2020 and over the first six months of 2021. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.76 over the remainder of 2020 and over the first six months of 2021.
As of September 30, 2020, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 1.1 million tonnes. Such financial contracts include futures, forwards and options. Of the aggregate notional volume, 0.8 million tonnes will settle in 2020 and the remainder will settle in 2021.
The Company had no diesel fuel or interest rate derivatives in place as of September 30, 2020.
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
The fair value of derivatives reflected in the accompanying condensed consolidated balance sheets are set forth in the table below.

	September 30, 2020		December 31, 2019
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$6.1	$—	$1.1	$—
Coal contracts related to forecasted sales	10.0	(1.9)	20.1	(0.1)
Coal trading contracts	35.3	(30.3)	81.1	(74.2)
Total derivatives	51.4	(32.2)	102.3	(74.3)
Effect of counterparty netting	(32.0)	32.0	(74.3)	74.3
Variation margin held	(11.1)	—	(22.1)	—
Net derivatives and margin as classified in the balance sheets	$8.3	$(0.2)	$5.9	$—
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Three Months Ended September 30, 2020
	Total gain (loss) recognized in income	Gain (loss) realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$3.9	$3.2	$0.7
Coal contracts related to forecasted sales	(16.7)	(0.6)	(16.1)
Coal trading contracts	(0.2)	(0.2)	—
Total	$(13.0)	$2.4	$(15.4)

	Three Months Ended September 30, 2019
	Total (loss) gain recognized in income	Loss realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(1.0)	$(1.3)	$0.3
Coal contracts related to forecasted sales	(22.7)	(4.7)	(18.0)
Coal trading contracts	0.7	(1.3)	2.0
Total	$(23.0)	$(7.3)	$(15.7)

	Nine Months Ended September 30, 2020
	Total gain (loss) recognized in income	Gain (loss) realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$5.2	$1.6	$3.6
Coal contracts related to forecasted sales	(12.5)	(1.2)	(11.3)
Coal trading contracts	(0.5)	1.9	(2.4)
Total	$(7.8)	$2.3	$(10.1)

	Nine Months Ended September 30, 2019
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(3.5)	$(3.7)	$0.2
Coal contracts related to forecasted sales	70.5	26.3	44.2
Coal trading contracts	(0.5)	(12.0)	11.5
Total	$66.5	$10.6	$55.9
During the three and nine months ended September 30, 2020 and 2019, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying unaudited condensed consolidated statements of operations.
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
The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.1	$—	$6.1
Coal contracts related to forecasted sales	—	10.2	—	10.2
Coal trading contracts	—	(8.2)	—	(8.2)
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$8.1	$4.0	$12.1

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.1	$—	$1.1
Coal contracts related to forecasted sales	—	21.2	—	21.2
Coal trading contracts	—	(16.4)	—	(16.4)
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$5.9	$4.0	$9.9
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2020 and December 31, 2019:
•Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.
•Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2), and otherwise on estimated borrowing rates to discount the cash flows to their present value (Level 3).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Market risk associated with the Company’s fixed- and variable-rate long-term debt relates to the potential reduction in the fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values and estimates based on interest rates, maturities, credit risk, underlying collateral and completed market transactions, which have been limited in recent history.

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Total debt at par value	$1,646.9	$1,367.2
Less: Unamortized debt issuance costs and original issue discount	(46.8)	(56.4)
Net carrying amount	$1,600.1	$1,310.8

Estimated fair value	$886.9	$1,271.1
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
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2020 and 2019. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
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
Performance Assurances and Collateral
The Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $3.0 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, respectively, the Company had posted $0.8 million and $1.3 million in excess of margin requirements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. As of September 30, 2020 and December 31, 2019, respectively, the Company was in receipt of $11.1 million and $22.1 million in variation margin.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in which the Company holds a net liability position. Based on the aggregate fair values of such net liability positions at September 30, 2020 and December 31, 2019, the Company would have been required to post additional collateral of $0.1 million and less than $0.1 million, respectively. As of September 30, 2020 and December 31, 2019, the Company was not required to post collateral to counterparties for such positions.
(8)     Intangible Contract Assets and Liabilities
The Company has recorded intangible assets and liabilities to reflect the fair value of certain U.S. coal supply agreements as a result of differences between contract terms and estimated market terms for the same coal products and also recorded intangible liabilities related to unutilized capacity under its port and rail take-or-pay contracts. The balances, net of accumulated amortization, and respective balance sheet classifications at September 30, 2020 and December 31, 2019, are set forth in the following tables:

	September 30, 2020
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$8.8	$(18.1)	$(9.3)
Take-or-pay contracts	—	(33.4)	(33.4)
Total	$8.8	$(51.5)	$(42.7)

Balance sheet classification:
Investments and other assets	$8.8	$—	$8.8
Accounts payable and accrued expenses	—	(4.4)	(4.4)
Other noncurrent liabilities	—	(47.1)	(47.1)
Total	$8.8	$(51.5)	$(42.7)

	December 31, 2019
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$20.7	$(21.4)	$(0.7)
Take-or-pay contracts	—	(40.0)	(40.0)
Total	$20.7	$(61.4)	$(40.7)

Balance sheet classification:
Investments and other assets	$20.7	$—	$20.7
Accounts payable and accrued expenses	—	(8.4)	(8.4)
Other noncurrent liabilities	—	(53.0)	(53.0)
Total	$20.7	$(61.4)	$(40.7)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying unaudited condensed consolidated statements of operations. Such amortization amounted to $0.4 million and $5.3 million during the three months ended September 30, 2020 and 2019, respectively, and $4.1 million and $16.9 million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company also charged to expense intangible assets of $4.5 million related to a coal supply agreement deemed to have been impaired, as further described in Note 9. “Property, Plant, Equipment and Mine Development.” The Company anticipates net amortization of sales contracts, based upon expected shipments, to be credits of less than $1 million during both the remaining three months of 2020 and the year 2021, credits of approximately $2 million per year for the years 2022 through 2024, and credits of $3 million in total thereafter.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying unaudited condensed consolidated statements of operations, amounted to $1.5 million and $2.7 million during the three months ended September 30, 2020 and 2019, respectively, and $6.8 million and $13.9 million during the nine months ended September 30, 2020 and 2019, respectively. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $1 million during the remaining three months of 2020, and for the years 2021 through 2024 to be approximately $4 million, $3 million, $3 million and $3 million, respectively, and $19 million thereafter.
(9) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2020 and December 31, 2019 is set forth in the table below:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Land and coal interests	$2,578.8	$4,022.4
Buildings and improvements	463.0	547.9
Machinery and equipment	1,363.0	1,518.6
Less: Accumulated depreciation, depletion and amortization	(1,252.5)	(1,409.8)
Property, plant, equipment and mine development, net	$3,152.3	$4,679.1
Asset Impairment and Other At-Risk Assets
During the nine months ended September 30, 2020, the Company recognized an asset impairment charge of $1,418.1 million related to its North Antelope Rochelle Mine of the Powder River Basin Mining segment. Of this amount, $1,393.7 million related to the property, plant, equipment and mine development assets, $19.9 million related to operating lease right-of-use assets and $4.5 million related to contract-based intangible assets. The outlook for the North Antelope Rochelle Mine has been negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing, and the increased use of renewable energy sources. These factors have led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, and a risk-adjusted, cost of capital.
No asset impairment charges were recorded during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recorded $20.0 million of asset impairment charges related to its Wildcat Hills Underground Mine, which shipped its final tons during the second quarter of 2020.
The Company also identified certain assets with an aggregate carrying value of approximately $1.1 billion at September 30, 2020 in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets for recoverability as of September 30, 2020 and determined that no further impairment charges were necessary as of that date.

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
The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under various lease obligations. Certain lease agreements are subject to the restrictive covenants of the Company’s credit facilities and include cross-acceleration provisions, under which the lessor could require remedies including, but not limited to, immediate recovery of the present value of any remaining lease payments. Accordingly, as previously described in Note 1. “Basis of Presentation,” certain lease liabilities are classified as current in the accompanying condensed consolidated balance sheet as of September 30, 2020 due to the Company’s probable default under its Credit Agreement as of December 31, 2020, absent successful mitigating actions.
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
The components of lease expense during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$6.3	$9.9	$23.3	$33.9
Short-term lease cost	10.2	15.8	31.7	34.7
Variable lease cost	1.1	2.0	3.7	16.6
Sublease income	—	(1.0)	—	(1.9)
Total operating lease cost	$17.6	$26.7	$58.7	$83.3

Finance lease cost:
Amortization of right-of-use assets	$0.8	$3.4	$5.2	$12.0
Interest on lease liabilities	0.2	0.3	0.5	1.2
Total finance lease cost	$1.0	$3.7	$5.7	$13.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$44.9	$82.4

Accounts payable and accrued expenses	$54.4	$29.6
Operating lease liabilities, less current portion	7.1	52.8
Total operating lease liabilities	$61.5	$82.4

Finance leases:
Property, plant, equipment and mine development	$24.6	$89.6
Accumulated depreciation	(20.7)	(45.9)
Property, plant, equipment and mine development, net	$3.9	$43.7

Current portion of long-term debt	$8.0	$14.3
Long-term debt, less current portion	—	0.9
Total finance lease liabilities	$8.0	$15.2

Weighted average remaining lease term (years)
Operating leases	3.5
Finance leases	16.3

Weighted average discount rate
Operating leases	7.4%
Finance leases	6.2%
Supplemental cash flow information related to leases during the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.8	$8.4	$26.4	$41.8
Operating cash flows for finance leases	0.1	0.3	0.5	1.2
Financing cash flows for finance leases	0.2	5.6	8.1	24.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0.2	3.4	2.3	9.7
Finance leases	0.5	0.3	1.5	0.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's leases have remaining lease terms ranging from less than one year to 21.3 years, some of which include options to extend the terms deemed reasonably certain of exercise. While certain amounts below are classified as current, the contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2020	$9.0	$0.4
2021	23.3	1.4
2022	14.0	1.2
2023	12.1	0.7
2024	4.8	0.7
2025 and thereafter	7.2	8.2
Total lease payments	70.4	12.6
Less imputed interest	(8.9)	(4.6)
Total lease liabilities	$61.5	$8.0
(11)  Income Taxes
The Company's effective tax rate before remeasurement for the nine months ended September 30, 2020 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $0.1 million and income tax provision of $4.2 million for the three months ended September 30, 2020 and 2019, respectively, included a tax provision of $1.1 million and $0.1 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provision of $2.7 million and $26.0 million for the nine months ended September 30, 2020 and 2019, respectively, included a tax provision of $0.4 million and a tax benefit of $0.2 million, respectively, related to the remeasurement of foreign income tax accounts.
In response to the COVID-19 pandemic, the United States enacted the CARES Act. The CARES Act contains numerous income tax provisions, including a provision that provides for the acceleration of refunds of previously generated AMT credits. Pursuant to the CARES Act, the Company has received approximately $24 million of accelerated refunds from the IRS and has adjusted its current and deferred tax asset balances accordingly.
(12)     Long-term Debt
The Company’s total indebtedness as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$459.0	$459.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	389.2	392.1
Revolving credit facility	230.0	—
Secured borrowing under receivables securitization program	60.0	—
Finance lease obligations	8.0	15.2
Less: Debt issuance costs	(46.1)	(55.5)
	1,600.1	1,310.8
Less: Current portion of long-term debt	1,600.1	18.3
Long-term debt	$—	$1,292.5
As described in Note 1. “Basis of Presentation,” the Company has classified all of its long-term debt as current.

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
The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which are being amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31 and September 30 until maturity. During the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $17.5 million and $18.1 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $52.5 million and $54.2 million, respectively, related to the Senior Notes.
The 2022 Notes were redeemable beginning March 31, 2019, in whole or in part, at 103.0% of par, beginning March 31, 2020 at 101.5% of par and beginning March 31, 2021 and thereafter at par. The 2025 Notes were redeemable beginning March 31, 2020, in whole or in part, at 104.8% of par, beginning March 31, 2021 at 103.2% of par, beginning March 31, 2022 at 101.6% of par and beginning March 31, 2023 and thereafter at par. In addition, prior to the first date on which the Senior Notes were redeemable at the redemption prices noted above, the Company was entitled to redeem some or all of the Senior Notes at a calculated make-whole premium, plus accrued and unpaid interest.
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
The Senior Notes rank senior in right of payment to any subordinated indebtedness and equally in right of payment with any senior indebtedness to the extent of the collateral securing that indebtedness. The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of the Company’s material domestic subsidiaries and secured by first priority liens over (1) substantially all of the assets of the Company and the guarantors, except for certain excluded assets, (2) 100% of the capital stock of each domestic restricted subsidiary of the Company, (3) 100% of the non-voting capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company and no more than 65% of the voting capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company, (4) a legal charge of 65% of the voting capital stock and 100% of the non-voting capital stock of Peabody Investments (Gibraltar) Limited and (5) all intercompany debt owed to the Company or any guarantor, in each case, subject to certain exceptions. The obligations under the Senior Notes are secured on a pari passu basis by the same collateral securing the Credit Agreement, subject to certain exceptions.
Credit Agreement
The Company entered into an agreement on April 3, 2017 among the Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and other lenders party thereto (the Credit Agreement). The Credit Agreement originally provided for a $950.0 million senior secured term loan (the Senior Secured Term Loan), which was to mature in 2022 prior to the amendments described below.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Following the voluntary prepayments and amendments described below, the Credit Agreement provided for a $400.0 million first lien senior secured term loan, which bore interest at LIBOR plus 2.75% per annum as of September 30, 2020. During the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $3.4 million and $5.6 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $12.1 million and $17.0 million, respectively, related to the Senior Secured Term Loan.
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
Since entering into the Credit Agreement, the Company has repaid $560.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in various installments, including $546.0 million which was voluntarily prepaid. In September 2017, the Company entered into an amendment to the Credit Agreement which permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company remains in compliance with Total Leverage Ratio covenant as set forth in the Credit Agreement. The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s common and preferred stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) is at least 2.00:1.00 on a pro forma basis.
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
During the second quarter of 2020, the Company borrowed $300.0 million under the Revolver. The Company subsequently repaid $70.0 million of this amount during the third quarter of 2020. At September 30, 2020, the Revolver was also utilized for letters of credit of $329.9 million, primarily in support of the Company’s reclamation obligations, as further described in Note 17. “Financial Instruments and Other Guarantees.” At September 30, 2020, the remaining availability under the Revolver was $5.1 million.
At September 30, 2020, applicable Revolver rates were LIBOR plus 3.00% for revolving loans, 0.4% per annum for unused capacity, and 3.125% per annum for letters of credit fees. During the three months ended September 30, 2020 and 2019, the Company recorded interest expense and fees of $5.1 million and $1.4 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded interest expense and fees of $10.8 million and $4.5 million, respectively, related to the Revolver.
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
Secured Borrowing under Receivables Securitization Program
As further described in Note 17. “Financial Instruments and Other Guarantees,” the Company’s receivables securitization program provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables. During September 2020, the Company borrowed $60.0 million under the receivables securitization program. These borrowings, which have a maturity date of April 2022 and bear an interest rate of LIBOR plus 1.50%, may be secured by a combination of collateral and the trade receivables underlying the receivables securitization program, from time to time.
Finance Lease Obligations
Refer to Note 10. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
Comprehensive Plan to Restructure Debt and Related Obligations
As previously described in Note 1. “Basis of Presentation,” the Company anticipates significant risk of noncompliance with the First Lien Leverage Ratio covenant as of December 31, 2020 without successfully taking mitigating actions. One such potential action is the execution of a comprehensive agreement among the Company, the revolving lenders under its credit agreement, holders of its 2022 Notes and surety bond providers as described in Note 1. “Basis of Presentation.”

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
Net periodic pension (benefit) cost included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.5	$0.2	$1.5
Interest cost on projected benefit obligation	7.0	8.4	21.0	25.1
Expected return on plan assets	(7.5)	(7.9)	(22.3)	(23.5)
Net periodic pension (benefit) cost	$(0.4)	$1.0	$(1.1)	$3.1
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of September 30, 2020, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. The Company is not required to make any contributions to its qualified pension plans in 2020 based on minimum funding requirements and does not expect to make any discretionary contributions in 2020.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$1.1	$1.2	$3.3	$3.6
Interest cost on accumulated postretirement benefit obligation	5.4	6.3	16.3	18.9
Expected return on plan assets	(0.3)	(0.2)	(1.1)	(0.4)
Amortization of prior service credit	(2.2)	(2.2)	(6.6)	(6.6)
Net actuarial loss	13.0	—	13.0	—
Net periodic postretirement benefit cost	$17.0	$5.1	$24.9	$15.5
During September 2020, the Company announced changes to one of its postretirement health care benefit plans. Effective January 1, 2021, the Company will no longer subsidize medical costs for Medicare eligible individuals or provide life insurance to retirees. The Company will provide non-Medicare eligible retirees and eligible dependents a health reimbursement arrangement.
The changes triggered a remeasurement event that resulted in a mark-to-market loss of $13.0 million recorded to “Net mark-to-market adjustment on actuarially determined liabilities” during the three and nine months ended September 30, 2020, primarily due to the decrease in discount rate from 3.40% at December 31, 2019 to 2.70% at September 30, 2020. The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $174.5 million. The reduction was attributable to the elimination of health care benefits upon covered individuals’ attainment of Medicare eligibility. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income,” which is being amortized to earnings over an average remaining service period to full eligibility for participating employees of 5.1 years.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2018, the Company established a Voluntary Employees Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA in 2020 and plans to utilize VEBA assets to make benefit payments.
(14) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the nine months ended September 30, 2020:

	Foreign Currency Translation Adjustment	Prior Service Credit (Cost) Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2019	$(4.3)	$35.9	$31.6
Reclassification from other comprehensive income to earnings	—	(6.6)	(6.6)
Current period change	1.8	174.5	176.3
September 30, 2020	$(2.5)	$203.8	$201.3
Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $2.2 million during both the three months ended September 30, 2020 and 2019 and $6.6 million during both the nine months ended September 30, 2020 and 2019 are included in “Net periodic benefit costs, excluding service cost” in the unaudited condensed consolidated statements of operations. As previously described in Note 13. “Pension and Postretirement Benefit Costs,” the Company recorded $174.5 million within accumulated other comprehensive income during the three and nine month period ended September 30, 2020 related to changes to one of its postretirement health care benefit plans.
(15) Other Events
Cost Repositioning Program
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. Costs associated with restructuring actions can include the impact of early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Costs associated with restructuring activities are recognized in the period incurred. Such charges included as “Restructuring charges” in the Company's unaudited condensed consolidated statements of operations amounted to $8.1 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $31.1 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively, and were associated with both involuntary and voluntary workforce reductions.
On October 5, 2020, the Company announced that it is temporarily idling its Shoal Creek Mine in Alabama over the next several months. While steelmaking fundamentals, particularly in traditional markets, appear to be in the early stages of recovery from the COVID-19 pandemic, customer demand has been and continues to be impacted. These market factors, combined with a currently elevated cost structure at the mine, have led to the decision to temporarily suspend production. The Company will seek to implement productivity improvements during the idle period.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Both parties contributed mining tenements upon formation of the joint venture. Construction and development efforts are currently underway to combine operations. During the nine months ended September 30, 2020, the Company contributed approximately $45 million towards construction and development, which is reflected as “Additions to property, plant, equipment and mine development” in the accompanying unaudited condensed consolidated statements of cash flows. The joint venture agreement specifies that the Company will continue to fully own and operate the existing Wambo Open-Cut Mine through the date that development of the combined operations is completed, which is currently expected to be during the fourth quarter of 2020. The parties will then contribute mining equipment and other assets, and joint operations will commence. Glencore is responsible for construction and development activities and will manage the mining operations of the joint venture.
PRB Colorado Joint Venture with Arch
On June 18, 2019, the Company entered into a definitive implementation agreement with Arch, to establish a joint venture that would have combined the respective Powder River Basin (PRB) and Colorado operations of Peabody and Arch. As further described in Note 18. “Commitments and Contingencies,” on February 26, 2020, the U.S. Federal Trade Commission (FTC) sought a preliminary injunction to challenge the Company’s proposed joint venture. On September 29, 2020, the United States District Court for the Eastern District of Missouri (the District Court) granted the FTC’s request for a preliminary injunction. Effective September 30, 2020, Peabody and Arch terminated their agreement to establish the joint venture.
North Goonyella
The Company’s North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. During 2018 and 2019, the Company recorded provisions for equipment losses amounting to $149.6 million related to the fire, representing the best estimate of losses to date. Of that amount, $24.7 million was recorded during the nine months ended September 30, 2019. No additional provisions for equipment losses were recorded during the three and nine months ended September 30, 2020. The Company has also incurred containment and idling costs subsequent to the mine’s suspension which amounted to $3.8 million and $29.3 million during the three months ended September 30, 2020 and 2019, respectively, and $25.2 million and $94.6 million during the nine months ended September 30, 2020 and 2019, respectively.
In March 2019, the Company entered into an insurance claim settlement agreement with its insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. The Company has collected the full amount of the recovery.
The Company is currently evaluating various alternatives regarding the future utility of the mine. In the event that no future mining occurs at the North Goonyella Mine or the Company is unable to find a commercial alternative, the Company may record additional charges for the remaining carrying value of the North Goonyella Mine of up to approximately $300 million, which is included in the at-risk value described in Note 9. “Property, Plant, Equipment and Mine Development.” Incremental exposures above the aforementioned include take-or-pay obligations and other costs associated with idling or closing the mine.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 2.1 million and 1.7 million for the three months ended September 30, 2020 and 2019, respectively, and 2.3 million and 0.6 million for the nine months ended September 30, 2020 and 2019, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share data)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(64.8)	$(74.3)	$(1,739.4)	$101.9
Less: Net income (loss) attributable to noncontrolling interests	0.1	4.7	(5.1)	12.8
(Loss) income from continuing operations attributable to common stockholders	(64.9)	(79.0)	(1,734.3)	89.1
Loss from discontinued operations, net of income taxes	(2.3)	(3.8)	(6.8)	(10.6)
Net (loss) income attributable to common stockholders	$(67.2)	$(82.8)	$(1,741.1)	$78.5

EPS denominator:
Weighted average shares outstanding — basic	97.9	102.2	97.6	105.9
Impact of dilutive securities	—	—	—	1.5
Weighted average shares outstanding — diluted	97.9	102.2	97.6	107.4

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.66)	$(0.77)	$(17.76)	$0.84
Loss from discontinued operations	(0.03)	(0.04)	(0.07)	(0.10)
Net (loss) income attributable to common stockholders	$(0.69)	$(0.81)	$(17.83)	$0.74

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.66)	$(0.77)	$(17.76)	$0.83
Loss from discontinued operations	(0.03)	(0.04)	(0.07)	(0.10)
Net (loss) income attributable to common stockholders	$(0.69)	$(0.81)	$(17.83)	$0.73
(17) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2020, such instruments included $1,628.7 million of surety bonds and $334.8 million of letters of credit. These financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. At September 30, 2020, the Company’s asset retirement obligations of $762.8 million were supported by surety bonds of $1,439.8 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver. Letters of credit issued at September 30, 2020 amounted to $235.9 million, which served as collateral for surety bonds in support of asset retirement obligations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In October and November 2020, the Company was served with complaints filed in the District Court and in the Supreme Court of New South Wales at Sydney by Argonaut Insurance Company (Argonaut) against the Company and various of its subsidiaries, seeking (1) release of bonds in the amount of $202.9 million or, alternatively, an irrevocable letter of credit in the amount of $182.4 million and (2) payment of $48.3 million Australian dollars, respectively, representing collateral demands sought by Argonaut to secure certain bonding commitments, plus interest and indemnity costs under certain indemnity agreements entered into between Argonaut and the Company during 2017. The New South Wales matter has been set for hearing in November 2020; no hearing has been scheduled in the District Court matter. Agronaut has agreed under the terms of the TSA more fully described in Note 1. “Basis of Presentation,” to dismiss these claims.
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
Under the terms of the Securitization Program, the Company contributes the trade receivables of its participating subsidiaries on a revolving basis to P&L Receivables, its wholly-owned, bankruptcy-remote subsidiary, which then sells the receivables to unaffiliated banks. P&L Receivables retains the ability to repurchase the receivables in certain circumstances. The assets and liabilities of P&L Receivables are consolidated with Peabody, and the Securitization Program is treated as a secured borrowing for accounting purposes, but the assets of P&L Receivables will be used first to satisfy the creditors of P&L Receivables, not Peabody’s creditors. The borrowings under the Securitization Program bear interest at LIBOR plus 1.5% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables, by continuing to contribute trade receivables to P&L Receivables, unless an event of default occurs.
At September 30, 2020, the Company had $60.0 million in outstanding borrowings and $3.4 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for property and casualty insurance. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $40.4 million at September 30, 2020. The Company had no collateral posted under the Securitization Program at either September 30, 2020 or December 31, 2019. The Company incurred interest and fees associated with the Securitization Program of $0.8 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, and $2.9 million and $3.6 million during the nine months ended September 30, 2020 and 2019, respectively, which have been recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations.
Cash Collateral Arrangements and Restricted Cash
From time to time, the Company is required to remit cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding employee related matters and the mining, reclamation and shipping of its production. The Company had no such cash collateral or restricted cash requirements as of either September 30, 2020 or December 31, 2019.
Other
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2020, purchase commitments for capital expenditures were $67.8 million, all of which is obligated within the next five years, with $57.0 million obligated within the next 12 months.
As of September 30, 2020, Australian and U.S. commitments under take-or-pay arrangements totaled $1.2 billion, of which approximately $91 million is obligated within the next year. The change in commitments under take-or-pay arrangements since the year ended December 31, 2019 was largely driven by extensions to the Company’s commercial agreements for rail and port commitments, partially offset by reductions to near-term commitments related to its North Goonyella Mine. For additional information regarding the Company’s commitments under take-or-pay arrangements, refer to Note 26. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Litigation Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System (the Plaintiff) brought a securities lawsuit against the Company and certain of its officers in the U.S. District Court for the Southern District of New York on behalf of the Plaintiff and a putative class for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Plaintiff alleges that the Company made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. The Plaintiff further alleges that the false or misleading statements and/or failure to disclose adverse facts caused the Company’s stock price to trade at artificially inflated levels only to fall in value after the alleged adverse facts were subsequently revealed. As a result of purchasing the Company’s stock between the asserted class period of April 3, 2017 and October 28, 2019, the Plaintiff and the putative class allegedly suffered economic loss and damages under federal securities laws. The Plaintiff is seeking compensatory damages in an unspecified amount and reimbursement of expenses, including legal fees. The Company does not believe the lawsuit is meritorious and intends to vigorously defend against the allegations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits brought by municipalities in California on July 17, 2017. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels and seek compensatory and punitive damages in an amount to be proven at trial, attorneys’ fees and costs, disgorgement of profits and equitable relief of abatement. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Company’s Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as revised March 15, 2017 (the Plan) because it enjoins claims that arose before the effective date of the Plan. The motion to enforce was granted on October 24, 2017, and the Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the District Court. On November 28, 2017, the plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied on December 8, 2017. On December 19, 2017, the plaintiffs moved the District Court for a stay pending appeal. The District Court denied the stay request on September 20, 2018, and the plaintiffs appealed that decision to the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit). On March 29, 2019, the District Court affirmed the Bankruptcy Court ruling enjoining the plaintiffs from proceeding with their lawsuits against the Company. That ruling likewise was appealed. On May 6, 2020, the Eighth Circuit denied the plaintiffs’ request for stay and affirmed the order compelling the plaintiffs to dismiss the Company. The plaintiffs filed an application with the United States Supreme Court to recall the Eighth Circuit’s mandate, which the Supreme Court denied on June 24, 2020. On July 1, 2020, the plaintiffs dismissed Peabody with prejudice from the underlying cases pending in California. In the underlying cases pending in California, on May 26, 2020, the United States Court of Appeals for the Ninth Circuit decided that the cases should be heard in state court rather than federal court. The plaintiffs did not file a petition for writ of certiorari with the Supreme Court by the October 5, 2020 deadline. The Company believes that the lawsuits are concluded as to the Company.
FTC Complaint for Preliminary Injunction. On February 26, 2020, the FTC brought a complaint against the Company and Arch in the District Court seeking a preliminary injunction enjoining the Company and Arch from consummating their proposed joint venture relating to their operations in Wyoming and Colorado. On September 29, 2020, the District Court granted the FTC’s request for a preliminary injunction. In light of the ruling, the Company and Arch have terminated their agreement to pursue the joint venture.
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
(19) Segment Information
During the year ended December 31, 2019, the Cottage Grove and Kayenta Mines shipped their final tons, and the Company announced the closures of the Wildcat HiIls Underground Mine, which shipped its final tons during the second quarter of 2020 and the Somerville Central Mine, which is expected to ship its final tons during the fourth quarter of 2020. Due to these changes, the Company revised its reportable segments beginning in the first quarter of 2020 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. The Company now reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Prior period results have been recast for comparability.
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
Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$163.0	$249.5	$526.1	$720.7
Seaborne Metallurgical Mining	78.8	216.3	363.6	831.7
Powder River Basin Mining	264.8	333.6	737.2	903.5
Other U.S. Thermal Mining	179.8	326.4	524.1	970.8
Corporate and Other	(15.4)	(19.4)	(7.1)	79.3
Total	$671.0	$1,106.4	$2,143.9	$3,506.0

Adjusted EBITDA:
Seaborne Thermal Mining	$35.3	$76.8	$118.1	$245.9
Seaborne Metallurgical Mining	(27.3)	(16.2)	(96.1)	127.0
Powder River Basin Mining	78.3	70.7	143.0	147.3
Other U.S. Thermal Mining	51.6	82.3	123.0	241.3
Corporate and Other	(42.5)	(54.4)	(132.4)	(118.2)
Total	$95.4	$159.2	$155.6	$643.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated (loss) income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(64.8)	$(74.3)	$(1,739.4)	$101.9
Depreciation, depletion and amortization	72.2	141.5	266.5	479.4
Asset retirement obligation expenses	14.3	15.5	46.0	44.6
Restructuring charges	8.1	0.7	31.1	1.3
Transaction costs related to joint ventures	6.0	8.2	23.1	9.8
Asset impairment	—	20.0	1,418.1	20.0
Provision for North Goonyella equipment loss	—	—	—	24.7
North Goonyella insurance recovery - equipment (1)	—	—	—	(91.1)
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.5)	—	(1.6)	0.3
Interest expense	34.9	35.4	102.3	107.2
Interest income	(1.6)	(7.0)	(7.1)	(22.5)
Net mark-to-market adjustment on actuarially determined liabilities	13.0	—	13.0	—
Unrealized losses (gains) on economic hedges	16.1	18.0	11.3	(44.2)
Unrealized gains on non-coal trading derivative contracts	(0.7)	(0.3)	(3.6)	(0.2)
Take-or-pay contract-based intangible recognition	(1.5)	(2.7)	(6.8)	(13.9)
Income tax (benefit) provision	(0.1)	4.2	2.7	26.0
Adjusted EBITDA	$95.4	$159.2	$155.6	$643.3
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
Total assets and property, plant equipment and mine development, net decreased during 2020 within the U.S. Thermal Mining division primarily as a result of the asset impairment charge recognized during the nine months ended September 30, 2020, as further described in Note 9. “Property, Plant, Equipment and Mine Development.”
Asset details are included in the table below. Asset details are reflected at the division level only for the Company’s mining segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company's CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis. Assets related to closed, suspended or otherwise inactive mines are included within the Corporate and Other category.
Assets as of September 30, 2020 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,786.1	$1,430.5	$1,644.3	$4,860.9
Property, plant, equipment and mine development, net	1,349.6	1,275.2	527.5	3,152.3
Operating lease right-of-use assets	22.4	5.5	17.0	44.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets as of December 31, 2019 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$2,001.3	$3,044.8	$1,496.7	$6,542.8
Property, plant, equipment and mine development, net	1,610.9	2,776.9	291.3	4,679.1
Operating lease right-of-use assets	32.1	30.3	20.0	82.4

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:
•the combined risks associated with our recent financial results and market conditions, additional collateral demands, and potential Credit Agreement (as defined below) noncompliance raise substantial doubt about whether we will meet our obligations as they become due and our ability to continue as a going concern;
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
•our operations may be affected by sites within or near mining areas deemed to have cultural heritage significance to indigenous peoples, and our mining permits may be rescinded or modified, or our mining plans may be voluntarily adjusted, to mitigate against adverse impacts to such sites;
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
Overview
We are a leading coal producer. In 2019, we produced and sold 164.7 million and 165.5 million tons of coal, respectively, from continuing operations. Since December 31, 2019, the Millennium Mine in the Seaborne Metallurgical Mining segment and the Wildcat Hills Underground Mine in the Other U.S. Thermal Mining segment shipped their final tons. As a result, we owned interests in 18 active coal mining operations located in the United States (U.S.) and Australia at September 30, 2020. Included in that count is our 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
We conduct business through four operating segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining and Other U.S. Thermal Mining. Refer to Note 19. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of our Corporate and Other segment.
From time to time, we initiate restructuring activities in connection with our repositioning efforts to appropriately align our cost structure or optimize our coal production relative to prevailing market conditions. As further described in the “Results of Operations” section contained within this Item 2, we incurred restructuring charges of $8.1 million and $31.1 million during the three and nine months ended September 30, 2020, respectively, related to workforce reductions made across the organization through the use of both involuntary and voluntary reductions.
On October 5, 2020, we announced that we are temporarily idling our Shoal Creek Mine in Alabama over the next several months. While steelmaking fundamentals, particularly in traditional markets, appear to be in the early stages of recovery from the COVID-19 pandemic, customer demand has been and continues to be impacted. These market factors, combined with a currently elevated cost structure at the mine, have led to the decision to temporarily suspend production. We will seek to implement productivity improvements during the idle period.
Liquidity and Going Concern
As more fully described within “Liquidity and Capital Resources” of this Item 2 and subsequently within Part II, Item 1A. “Risk Factors,” the combined risks associated with our recent financial results, market conditions, additional collateral demands and potential Credit Agreement noncompliance raise substantial doubt about whether we will meet our obligations as they become due within one year from the date of issuance of these unaudited condensed consolidated financial statements and our ability to continue as a going concern.
We have experienced negative cash flows from operations during the nine months ended September 30, 2020. Results from continuing operations, net of income taxes and Adjusted EBITDA for the nine months ended September 30, 2020 declined by $1,841.3 million and $487.7 million, respectively, compared to the corresponding prior year period. The Company’s available liquidity declined from $1,275.8 million as of December 31, 2019 to $860.1 million as of September 30, 2020. We are also facing substantial recent collateral demands from our surety bond providers. While we were compliant with the restrictions and covenants under our debt agreements at September 30, 2020, noncompliance with the first lien leverage ratio covenant under our Credit Agreement is probable as of December 31, 2020, if we do not successfully take mitigating actions. Such potential actions include the execution of agreements among Peabody, our surety bond providers, the revolving lenders under our credit agreement, and holders of certain of our senior secured notes with the objective of improving our liquidity risk, providing covenant relief, and extending relevant debt maturities. These actions are more fully described within “Liquidity and Capital Resources” of this Item 2 and subsequently within Part II, Item 1A. “Risk Factors.”

Coronavirus (COVID-19) Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.
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
The global impact on economic activity has severely curtailed demand for numerous commodities. Within the global coal industry, supply and demand disruptions have been widespread. The global economy is showing improvement in industrial production, even as the timing of a recovery varies across countries and sectors. However, in the seaborne metallurgical and thermal markets, demand remains below pre-pandemic levels. In the U.S., the impacts of COVID-19 have accelerated a multi-year decline in coal demand. During the nine months ended September 30, 2020, coal-fueled generation declined 24% compared to the prior year period and now represents 19% of the overall generation mix. Additionally, we have faced disruption to supply chain and distribution channels and adverse effects to our workforce. Coal industry fundamentals, as well as known impacts specific to Peabody, are further addressed in the “Results of Operations” section contained within this Item 2.
While the ultimate impacts of the COVID-19 pandemic on our business are unknown, we expect continued interference with general commercial activity, which may negatively affect both demand and prices for our products. Given the uncertainties with respect to future COVID-19 developments, including the duration, severity and scope, as well as the necessary government actions to limit the spread, we are unable to estimate the full impact of the pandemic on our business, financial condition, results of operations or cash flows at this time.
On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), a $2 trillion economic relief bill. The CARES Act contains numerous income tax provisions, including a provision that provides for the acceleration of refunds of previously generated alternative minimum tax credits. Pursuant to the CARES Act, we have received approximately $24 million of accelerated refunds from the Internal Revenue Service and have adjusted our current and deferred tax asset balances accordingly. The CARES Act also contains a provision for deferred payment of 2020 employer payroll taxes after the date of enactment to future years. We will defer a portion of our remaining 2020 employer payroll taxes to subsequent years.
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
Both parties contributed mining tenements upon formation of the joint venture. Construction and development efforts are currently underway to combine operations. During the nine months ended September 30, 2020, the Company contributed and capitalized approximately $45 million towards construction and development. The joint venture agreement specifies that we will continue to fully own and operate the existing Wambo Open-Cut Mine through the date that development of the combined operations is completed, which is currently expected to be during the fourth quarter of 2020. The parties will then contribute mining equipment and other assets, and joint operations will commence. Glencore is responsible for construction and development activities and will manage the mining operations of the joint venture.

PRB Colorado Joint Venture with Arch
On June 18, 2019, we entered into a definitive implementation agreement with Arch Resources, Inc. (Arch), known as Arch Coal, Inc. prior to May  15, 2020, to establish a joint venture that would have combined the respective Powder River Basin (PRB) and Colorado operations of Peabody and Arch. On February 26, 2020, the U.S. Federal Trade Commission (FTC) sought a preliminary injunction to challenge our proposed joint venture. On September 29, 2020, the United States District Court for the Eastern District of Missouri granted the FTC’s request for a preliminary injunction. Effective September 30, 2020, we terminated our agreement with Arch to establish the joint venture.
North Goonyella
Our North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. In 2020, we commenced a commercial process and review of strategic alternatives for North Goonyella which is currently ongoing.
During 2018 and 2019, we recorded provisions for equipment losses amounting to $149.6 million related to the fire, representing the best estimate of losses to date. Of that amount, $24.7 million was recorded during the nine months ended September 30, 2019. No additional provisions for equipment losses were recorded during the three and nine months ended September 30, 2020. We have also incurred containment and idling costs subsequent to the mine’s suspension which amounted to $3.8 million and $29.3 million during the three months ended September 30, 2020 and 2019, respectively, and $25.2 million and $94.6 million during the nine months ended September 30, 2020 and 2019, respectively.
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

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended September 30, 2020 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing we realized during the three months ended September 30, 2020 due to quality differentials and the majority of our seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing we realized during the three months ended September 30, 2020 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact our realized pricing.

	High	Low	Average	September 30, 2020
Premium HCC (1)	$138.10	$106.30	$114.23	$138.10
Premium PCI coal (1)	82.15	65.75	70.58	82.15
Newcastle index thermal coal (1)	59.97	47.99	51.54	57.81
API 5 thermal coal (1)	41.61	35.16	36.91	41.00
PRB 8,800 Btu/Lb coal (2)	11.90	11.55	11.64	11.60
Illinois Basin 11,500 Btu/Lb coal (2)	29.50	27.75	28.53	29.00
(1)    Prices expressed per tonne.
(2)    Prices expressed per ton.
Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread. The global coal industry data for the nine months ended September 30, 2020 presented herein is not indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration, the significant decline in prices from pre-pandemic levels for our products and continued weak demand for our products.
With respect to seaborne metallurgical coal, global steel production decreased approximately 3% through the nine months ended September 30, 2020 compared to the prior year period, as the COVID-19 pandemic has significantly impacted steel demand. Excluding China, steel production was down approximately 13% due to COVID-19, while Chinese steel production increased approximately 6% during this same period. While global steel production has remained lower year-over-year, there has been consistent improvement in steel production since July 2020 as COVID-19 related lockdown restrictions have eased in key countries. In August, China set a new monthly steel production record as the country continues to stimulate the economy through construction and infrastructure projects. Improved steel demand has caused steelmakers, including Peabody customers, to restart capacity and increase output, resulting in improvements in seaborne metallurgical coal demand. However, India and Japan, in particular, remain challenged. Industrial activity in India is recovering, but is threatened by the continued worsening spread of COVID-19. The recovery in Europe remains challenged amid automotive sector weakness and increasing COVID-19 cases. In addition, China’s metallurgical coal imports have been limited recently by intensified import restrictions, which are likely to remain a key factor for the remainder of 2020.

Within the seaborne thermal coal market, demand remains below pre-pandemic levels in many key countries, and headwinds such as COVID-19, China import restrictions and competition from alternative fuel sources, including natural gas persist. China thermal imports were down 9 million tonnes through the nine months ended September 30, 2020. India has seen domestic power demand recover, but thermal imports are down by approximately 24 million tonnes through the nine months ended September 30, 2020 compared to the prior year and are likely to remain under pressure given existing stockpiles and domestic production growth.
In the United States, overall electricity demand has been negatively impacted year-over-year due to COVID-19 induced economic shutdowns during the nine months ended September 30, 2020. The reduction in thermal coal demand during that period has outpaced the reduction in overall electricity demand as continued coal plant retirements, growth in natural gas and renewable generation and weak natural gas prices continue to negatively impact coal’s share of electricity generation. Lower total electricity demand driven by COVID-19 related curtailments has resulted in coal’s share of generation declining to approximately 19% for the nine months ended September 30, 2020, while natural gas and renewables continue to gain. Through the nine months ended September 30, 2020 utility consumption of PRB coal fell approximately 25% compared to the prior year period.
Our revenues for the three and nine months ended September 30, 2020 decreased compared to the same periods in 2019 ($435.4 million and $1,362.1 million, respectively) primarily due to lower sales volumes which were affected by the COVID-19 pandemic and lower realized prices.
Results from continuing operations, net of income taxes for the three months ended September 30, 2020 increased compared to the same period in the prior year ($9.5 million) as the result of lower operating costs and expenses due largely to the sales volume decline as well as production efficiencies and other cost improvements ($354.6 million) and lower depreciation, depletion and amortization ($69.3 million). These favorable variances were offset by the unfavorable revenue variance described above.
Results from continuing operations, net of income taxes for the nine months ended September 30, 2020 decreased compared to the same period in the prior year ($1,841.3 million) primarily due to higher asset impairment charges recorded in the current year ($1,398.1 million), the unfavorable revenue variance described above and a prior year insurance recovery related to the events at our North Goonyella Mine ($125.0 million). These unfavorable variances were partially offset by lower operating costs and expenses as described above ($824.8 million) and lower depreciation, depletion and amortization ($212.9 million).
Adjusted EBITDA for the three and nine months ended September 30, 2020 reflected a year-over-year decrease of $63.8 million and $487.7 million, respectively.
As of September 30, 2020, our available liquidity was approximately $860 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Decrease		Nine Months Ended		(Decrease) Increase
	September 30,		to Volumes		September 30,		to Volumes
	2020	2019	Tons	%	2020	2019	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal Mining	4.6	4.9	(0.3)	(6)%	13.8	14.1	(0.3)	(2)%
Seaborne Metallurgical Mining	1.1	1.8	(0.7)	(39)%	4.2	6.2	(2.0)	(32)%
Powder River Basin Mining	23.6	30.2	(6.6)	(22)%	65.0	80.5	(15.5)	(19)%
Other U.S. Thermal Mining	4.8	7.2	(2.4)	(33)%	13.5	22.3	(8.8)	(39)%
Total tons sold from mining segments	34.1	44.1	(10.0)	(23)%	96.5	123.1	(26.6)	(22)%
Corporate and Other	0.6	0.7	(0.1)	(14)%	2.1	1.6	0.5	31%
Total tons sold	34.7	44.8	(10.1)	(23)%	98.6	124.7	(26.1)	(21)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended		(Decrease)		Nine Months Ended		(Decrease)
	September 30,		Increase		September 30,		Increase
	2020	2019	$	%	2020	2019	$	%
Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$35.28	$51.06	$(15.78)	(31)%	$38.14	$51.14	$(13.00)	(25)%
Seaborne Metallurgical	71.88	120.94	(49.06)	(41)%	87.16	134.80	(47.64)	(35)%
Powder River Basin	11.26	11.02	0.24	2%	11.35	11.22	0.13	1%
Other U.S. Thermal	37.20	45.45	(8.25)	(18)%	38.67	43.52	(4.85)	(11)%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$27.59	$35.33	$(7.74)	(22)%	$29.58	$33.69	$(4.11)	(12)%
Seaborne Metallurgical (3)	96.87	130.01	(33.14)	(25)%	110.20	114.22	(4.02)	(4)%
Powder River Basin	7.93	8.69	(0.76)	(9)%	9.15	9.39	(0.24)	(3)%
Other U.S. Thermal	26.52	34.00	(7.48)	(22)%	29.60	32.70	(3.10)	(9)%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$7.69	$15.73	$(8.04)	(51)%	$8.56	$17.45	$(8.89)	(51)%
Seaborne Metallurgical (3)	(24.99)	(9.07)	(15.92)	(176)%	(23.04)	20.58	(43.62)	(212)%
Powder River Basin	3.33	2.33	1.00	43%	2.20	1.83	0.37	20%
Other U.S. Thermal	10.68	11.45	(0.77)	(7)%	9.07	10.82	(1.75)	(16)%
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
(3)Costs incurred at the North Goonyella Mine from January 1, 2020 forward are included within the Corporate and Other segment. Costs incurred at the North Goonyella Mine during the three and nine months ended September 30, 2019 remain within the Seaborne Metallurgical Mining segment and resulted in additional Costs per Ton and lower Adjusted EBITDA Margin per Ton of $16.38 and $9.84, respectively.
Revenues
The following table presents revenues by reporting segment:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		Decrease
	September 30,		to Revenues		September 30,		to Revenues
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$163.0	$249.5	$(86.5)	(35)%	$526.1	$720.7	$(194.6)	(27)%
Seaborne Metallurgical Mining	78.8	216.3	(137.5)	(64)%	363.6	831.7	(468.1)	(56)%
Powder River Basin Mining	264.8	333.6	(68.8)	(21)%	737.2	903.5	(166.3)	(18)%
Other U.S. Thermal Mining	179.8	326.4	(146.6)	(45)%	524.1	970.8	(446.7)	(46)%
Corporate and Other	(15.4)	(19.4)	4.0	21%	(7.1)	79.3	(86.4)	(109)%
Revenues	$671.0	$1,106.4	$(435.4)	(39)%	$2,143.9	$3,506.0	$(1,362.1)	(39)%
Seaborne Thermal Mining. Segment revenues decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year due to unfavorable realized coal pricing (three months, $69.7 million; nine months, $164.7 million) and unfavorable volume and mix variances (three months, $16.8 million; nine months, $29.9 million).

Seaborne Metallurgical Mining. Segment revenues decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year due to unfavorable volume and mix variances (three months, $87.2 million; nine months, $294.0 million) and unfavorable realized coal pricing (three months, $50.3 million; nine months, $174.1 million). The unfavorable volume variances primarily resulted from demand-based volume decreases across our mines.
Powder River Basin Mining. Segment revenues decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year primarily due to demand-based volume decreases (three months, $79.8 million; nine months, $184.1 million), partially offset by favorable realized coal pricing (three months, $11.0 million; nine months, $17.8 million).
Other U.S. Thermal Mining. Segment revenues decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year primarily due to volume decreases (three months, $127.6 million; nine months, $418.4 million) which were driven by the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 and the Wildcat Hills Underground Mine during the second quarter of 2020 and unfavorable realized pricing (three months, $19.0 million; nine months, $28.3 million).
Corporate and Other. Segment revenues increased during the three months ended September 30, 2020 compared to the same period in the prior year primarily due to higher results on economic hedge activities. Segment revenues decreased during the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to lower results on economic hedge activities.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		Decrease
	September 30,		to Segment Adjusted EBITDA		September 30,		to Segment Adjusted EBITDA
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$35.3	$76.8	$(41.5)	(54)%	$118.1	$245.9	$(127.8)	(52)%
Seaborne Metallurgical Mining	(27.3)	(16.2)	(11.1)	(69)%	(96.1)	127.0	(223.1)	(176)%
Powder River Basin Mining	78.3	70.7	7.6	11%	143.0	147.3	(4.3)	(3)%
Other U.S. Thermal Mining	51.6	82.3	(30.7)	(37)%	123.0	241.3	(118.3)	(49)%
Corporate and Other	(42.5)	(54.4)	11.9	22%	(132.4)	(118.2)	(14.2)	(12)%
Adjusted EBITDA (1)	$95.4	$159.2	$(63.8)	(40)%	$155.6	$643.3	$(487.7)	(76)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended September 30, 2020 compared to the same period in the prior year as a result of lower realized net coal pricing ($64.0 million) and unfavorable volume variances ($8.3 million). The decrease was partially offset by favorable mine sequencing impacts and cost improvements at our thermal surface mines ($31.4 million). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2020 compared to the same period in the prior year as a result of lower realized net coal pricing ($151.4 million), a temporary shutdown at our Wambo Underground Mine ($18.5 million) and unfavorable volume variances ($17.9 million). The decrease was partially offset by favorable mine sequencing impacts and lower costs for materials, services and repairs at our thermal surface mines ($36.0 million), favorable foreign currency impacts ($10.5 million) and lower pricing for fuel ($9.5 million).

Seaborne Metallurgical Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year due to lower realized net coal pricing (three months, $47.0 million; nine months, $162.7 million), unfavorable volume variances (three months, $24.3 million; nine months, $88.7 million), higher costs associated with the conveyor upgrade at our Shoal Creek Mine (three months, $18.7 million; nine months, $47.8 million) and non-cash charges to record certain mines’ coal inventories to their net realizable values (nine months, $20.7 million). These negative variances were partially offset by the exclusion of the current year containment and holding costs for our North Goonyella Mine (three months, $29.3 million; nine months, $60.7 million), lower costs for materials, services and repairs at our Coppabella and Moorvale Mines (three months, $23.5 million; nine months, $12.8 million), favorable costs at our Metropolitan Mine due to initiatives implemented earlier in the year (three months, $19.1 million) and favorable foreign currency impacts (nine months, $19.2 million).
Powder River Basin Mining. Segment Adjusted EBITDA increased during the three months ended September 30, 2020 compared to the same period in the prior year due to lower costs for materials, services, repairs and labor ($13.1 million), higher realized net coal pricing ($6.5 million), lower pricing for fuel and explosives ($4.6 million) and reduced commodity usage ($3.0 million). The increase was partially offset by the impact of lower volumes ($17.4 million). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2020 compared to the same period in the prior year as the result of unfavorable mine sequencing impacts ($43.4 million) and the impact of lower volumes ($33.5 million), offset by lower costs for materials, services, repairs and labor ($44.4 million), lower pricing for fuel and explosives ($17.5 million) and reduced commodity usage ($5.2 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year due to the impact of lower volume (three months, $42.6 million; nine months, $136.7 million) which was primarily driven by the closure of the Kayenta Mine during the third quarter of 2019, lower realized net coal pricing (three months, $17.4 million; nine months, $28.3 million) and unfavorable mine sequencing impacts (nine months, $12.8 million); partially offset by lower costs for materials, services, repairs and labor (three months, $19.0 million; nine months, $39.8 million) and lower pricing for fuel and explosives (three months, $3.8 million; nine months, $13.1 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		(Decrease) Increase
	September 30,		to Adjusted EBITDA		September 30,		to Adjusted EBITDA
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(11.1)	$(18.8)	$7.7	41%	$(27.2)	$(4.9)	$(22.3)	(455)%
Resource management activities (2)	1.0	2.3	(1.3)	(57)%	9.8	6.0	3.8	63%
Selling and administrative expenses	(27.2)	(32.2)	5.0	16%	(77.3)	(107.8)	30.5	28%
Other items, net (3)(4)	(5.2)	(5.7)	0.5	9%	(37.7)	(11.5)	(26.2)	(228)%
Corporate and Other Adjusted EBITDA	$(42.5)	$(54.4)	$11.9	22%	$(132.4)	$(118.2)	$(14.2)	(12)%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $8.6 million and $3.1 million during the three months ended September 30, 2020 and 2019, respectively, and $21.8 million and $20.1 million during the nine months ended September 30, 2020 and 2019, respectively.
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
The increase in Corporate and Other Adjusted EBITDA during the three months ended September 30, 2020 compared to the same period in the prior year was primarily driven by a favorable variance in Middlemount’s results due to increased sales volumes. The increase was also driven by lower selling and administrative expenses due to lower personnel costs and reduced expense associated with our share-based incentive plans.

The decrease in Corporate and Other Adjusted EBITDA during the nine months ended September 30, 2020 compared to the same period in the prior year was primarily driven by current year containment and holding costs for our North Goonyella Mine ($25.2 million) and an unfavorable variance in Middlemount’s results due to the continuing impacts of a significant change to the mine plan following a highwall failure in mid-2019. These unfavorable variances were partially offset by lower selling and administrative expenses driven by lower personnel costs and reduced expense associated with our share-based incentive plans.
(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Income		September 30,		to Income
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$95.4	$159.2	$(63.8)	(40)%	$155.6	$643.3	$(487.7)	(76)%
Depreciation, depletion and amortization	(72.2)	(141.5)	69.3	49%	(266.5)	(479.4)	212.9	44%
Asset retirement obligation expenses	(14.3)	(15.5)	1.2	8%	(46.0)	(44.6)	(1.4)	(3)%
Restructuring charges	(8.1)	(0.7)	(7.4)	(1,057)%	(31.1)	(1.3)	(29.8)	(2,292)%
Transaction costs related to joint ventures	(6.0)	(8.2)	2.2	27%	(23.1)	(9.8)	(13.3)	(136)%
Asset impairment	—	(20.0)	20.0	100%	(1,418.1)	(20.0)	(1,398.1)	(6,991)%
Provision for North Goonyella equipment loss	—	—	—	n.m.	—	(24.7)	24.7	100%
North Goonyella insurance recovery - equipment	—	—	—	n.m.	—	91.1	(91.1)	(100)%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	0.5	—	0.5	n.m.	1.6	(0.3)	1.9	633%
Interest expense	(34.9)	(35.4)	0.5	1%	(102.3)	(107.2)	4.9	5%
Interest income	1.6	7.0	(5.4)	(77)%	7.1	22.5	(15.4)	(68)%
Net mark-to-market adjustment on actuarially determined liabilities	(13.0)	—	(13.0)	n.m.	(13.0)	—	(13.0)	n.m.
Unrealized (losses) gains on economic hedges	(16.1)	(18.0)	1.9	11%	(11.3)	44.2	(55.5)	(126)%
Unrealized gains on non-coal trading derivative contracts	0.7	0.3	0.4	133%	3.6	0.2	3.4	1,700%
Take-or-pay contract-based intangible recognition	1.5	2.7	(1.2)	(44)%	6.8	13.9	(7.1)	(51)%
Income tax benefit (provision)	0.1	(4.2)	4.3	102%	(2.7)	(26.0)	23.3	90%
(Loss) income from continuing operations, net of income taxes	$(64.8)	$(74.3)	$9.5	13%	$(1,739.4)	$101.9	$(1,841.3)	(1,807)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$(20.2)	$(22.4)	$2.2	10%	$(62.9)	$(67.6)	$4.7	7%
Seaborne Metallurgical Mining	(20.0)	(28.7)	8.7	30%	(65.3)	(99.9)	34.6	35%
Powder River Basin Mining	(10.9)	(38.3)	27.4	72%	(74.4)	(110.9)	36.5	33%
Other U.S. Thermal Mining	(16.9)	(50.1)	33.2	66%	(53.9)	(194.6)	140.7	72%
Corporate and Other	(4.2)	(2.0)	(2.2)	(110)%	(10.0)	(6.4)	(3.6)	(56)%
Total	$(72.2)	$(141.5)	$69.3	49%	$(266.5)	$(479.4)	$212.9	44%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Seaborne Thermal Mining	$1.78	$1.78	$1.92	$1.85
Seaborne Metallurgical Mining	1.83	3.97	2.24	3.29
Powder River Basin Mining	0.23	0.81	0.59	0.81
Other U.S. Thermal Mining	1.11	1.15	1.05	1.40
Depreciation, depletion and amortization expense decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year primarily due to the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 and the Millennium and Wildcat Hills Underground Mines during the second quarter of 2020 (three months, $26.6 million; nine months, $121.6 million), the impact of the asset impairment recorded at the North Antelope Rochelle Mine during the second quarter of 2020 (three and nine months, $26.3 million), decreased depletion driven by lower sales volumes (three months, $6.4 million; nine months, $19.7 million) and lower amortization of the fair value of certain U.S. coal supply agreements (three months, $5.5 million; nine months, $16.9 million). The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the three and nine months ended September 30, 2020 compared to the same periods in the prior year reflects the volume and mix variances which impacted our revenues as described above. The decrease in the weighted-average depletion rate per ton for the Powder River Basin Mining segment during the three and nine months ended September 30, 2020 compared to the same periods in the prior year reflects the asset impairment recorded during the second quarter of 2020.
Restructuring Charges. Restructuring charges increased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year as the result of workforce reductions made across the organization through the use of involuntary and voluntary reductions, as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Transaction Costs Related to Joint Ventures. The charges recorded during the current and prior year periods related to the proposed PRB Colorado joint venture with Arch as further described in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Asset Impairment. During the nine months ended September 30, 2020, we recognized $1,418.1 million in aggregate asset impairment charges related to the fair value of our North Antelope Rochelle Mine as discussed in Note 9. “Property, Plant, Equipment and Mine Development” to the accompanying unaudited condensed consolidated financial statements. During the three and nine months ended September 30, 2019, we recorded asset impairment charges related to the estimated fair value of our Wildcat Hills Underground Mine, which shipped its final tons during the second quarter of 2020.
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
Interest Income. The decrease in interest income during the three and nine months ended September 30, 2020 compared to the same periods in the prior year was driven by the conclusion of a contract during the fourth quarter of 2019 which contained an embedded financing element and by lower cash balances.
Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. The expense recorded during the three and nine months ended September 30, 2020 related to changes to one of our postretirement health care benefit plans which triggered a remeasurement event. For additional details, refer to Note 13. “Pension and Postretirement Benefit Costs” to the accompanying unaudited condensed consolidated financial statements.
Unrealized (Losses) Gains on Economic Hedges. Unrealized (losses) gains primarily relate to mark-to-market activity from economic hedge activities intended to hedge future coal sales. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Take-or-Pay Contract-Based Intangible Recognition. During the three and nine months ended September 30, 2020 and 2019, we ratably recognized contract-based intangible liabilities for port and rail take-or-pay contracts. For additional details, refer to Note 8. “Intangible Contract Assets and Liabilities” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The decrease in the income tax provision for the three and nine months ended September 30, 2020 compared to the same periods in the prior year was primarily due to changes in forecasted taxable income, partially offset by an increase in the provision related to the remeasurement of foreign income tax accounts. Refer to Note 11. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		(Decrease) Increase
	September 30,		to Income		September 30,		to Income
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(64.8)	$(74.3)	$9.5	13%	$(1,739.4)	$101.9	$(1,841.3)	(1,807)%
Loss from discontinued operations, net of income taxes	(2.3)	(3.8)	1.5	39%	(6.8)	(10.6)	3.8	36%
Net (loss) income	(67.1)	(78.1)	11.0	14%	(1,746.2)	91.3	(1,837.5)	(2,013)%
Less: Net income (loss) attributable to noncontrolling interests	0.1	4.7	(4.6)	(98)%	(5.1)	12.8	(17.9)	(140)%
Net (loss) income attributable to common stockholders	$(67.2)	$(82.8)	$15.6	19%	$(1,741.1)	$78.5	$(1,819.6)	(2,318)%
Net Income (Loss) Attributable to Noncontrolling Interests. The decrease in net results attributable to noncontrolling interests during the three and nine months ended September 30, 2020 compared to the prior year periods was primarily due to lower results of our majority-owned mines in which there is an outside non-controlling interest.

Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended		Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to EPS		September 30,		to EPS
	2020	2019	$	%	2020	2019	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.66)	$(0.77)	$0.11	14%	$(17.76)	$0.83	$(18.59)	(2,240)%
Loss from discontinued operations	(0.03)	(0.04)	0.01	25%	(0.07)	(0.10)	0.03	30%
Net (loss) income attributable to common stockholders	$(0.69)	$(0.81)	$0.12	15%	$(17.83)	$0.73	$(18.56)	(2,542)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 97.9 million and 102.2 million for the three months ended September 30, 2020 and 2019, respectively, and 97.6 million and 107.4 million for the nine months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(64.8)	$(74.3)	$(1,739.4)	$101.9
Depreciation, depletion and amortization	72.2	141.5	266.5	479.4
Asset retirement obligation expenses	14.3	15.5	46.0	44.6
Restructuring charges	8.1	0.7	31.1	1.3
Transaction costs related to joint ventures	6.0	8.2	23.1	9.8
Asset impairment	—	20.0	1,418.1	20.0
Provision for North Goonyella equipment loss	—	—	—	24.7
North Goonyella insurance recovery - equipment	—	—	—	(91.1)
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.5)	—	(1.6)	0.3
Interest expense	34.9	35.4	102.3	107.2
Interest income	(1.6)	(7.0)	(7.1)	(22.5)
Net mark-to-market adjustment on actuarially determined liabilities	13.0	—	13.0	—
Unrealized losses (gains) on economic hedges	16.1	18.0	11.3	(44.2)
Unrealized gains on non-coal trading derivative contracts	(0.7)	(0.3)	(3.6)	(0.2)
Take-or-pay contract-based intangible recognition	(1.5)	(2.7)	(6.8)	(13.9)
Income tax (benefit) provision	(0.1)	4.2	2.7	26.0
Total Adjusted EBITDA	$95.4	$159.2	$155.6	$643.3

Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating costs and expenses	$550.9	$905.5	$1,886.7	$2,711.5
Unrealized gains on non-coal trading derivative contracts	0.7	0.3	3.6	0.2
Take-or-pay contract-based intangible recognition	1.5	2.7	6.8	13.9
North Goonyella insurance recovery - cost recovery and business interruption	—	—	—	(33.9)
Net periodic benefit costs, excluding service cost	2.8	4.9	8.3	14.6
Total Reporting Segment Costs	$555.9	$913.4	$1,905.4	$2,706.3
The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Seaborne Thermal Mining	$127.7	$172.7	$408.0	$474.8
Seaborne Metallurgical Mining	106.1	232.5	459.7	704.7
Powder River Basin Mining	186.5	262.9	594.2	756.2
Other U.S. Thermal Mining	128.2	244.1	401.1	729.5
Corporate and Other	7.4	1.2	42.4	41.1
Total Reporting Segment Costs	$555.9	$913.4	$1,905.4	$2,706.3
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.6	1.1	23.6	4.8

Revenues	$163.0	$78.8	$264.8	$179.8
Reporting Segment Costs	127.7	106.1	186.5	128.2
Adjusted EBITDA	35.3	(27.3)	78.3	51.6

Revenues per Ton	$35.28	$71.88	$11.26	$37.20
Costs per Ton	27.59	96.87	7.93	26.52
Adjusted EBITDA Margin per Ton	7.69	(24.99)	3.33	10.68

	Three Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.9	1.8	30.2	7.2

Revenues	$249.5	$216.3	$333.6	$326.4
Reporting Segment Costs	172.7	232.5	262.9	244.1
Adjusted EBITDA	76.8	(16.2)	70.7	82.3

Revenues per Ton	$51.06	$120.94	$11.02	$45.45
Costs per Ton	35.33	130.01	8.69	34.00
Adjusted EBITDA Margin per Ton	15.73	(9.07)	2.33	11.45

	Nine Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	13.8	4.2	65.0	13.5

Revenues	$526.1	$363.6	$737.2	$524.1
Reporting Segment Costs	408.0	459.7	594.2	401.1
Adjusted EBITDA	118.1	(96.1)	143.0	123.0

Revenues per Ton	$38.14	$87.16	$11.35	$38.67
Costs per Ton	29.58	110.20	9.15	29.60
Adjusted EBITDA Margin per Ton	8.56	(23.04)	2.20	9.07

	Nine Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	14.1	6.2	80.5	22.3

Revenues	$720.7	$831.7	$903.5	$970.8
Reporting Segment Costs	474.8	704.7	756.2	729.5
Adjusted EBITDA	245.9	127.0	147.3	241.3

Revenues per Ton	$51.14	$134.80	$11.22	$43.52
Costs per Ton	33.69	114.22	9.39	32.70
Adjusted EBITDA Margin per Ton	17.45	20.58	1.83	10.82

Free Cash Flow is defined as net cash (used in) provided by operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(32.1)	$552.6
Net cash used in investing activities	(159.4)	(147.6)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(191.5)	$407.4
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
Near-Term Outlook
While timing of recovery varies across countries and sectors, the global economy is showing improvement in industrial production. However, seaborne coal pricing remains muted and below pre-pandemic levels and rising COVID-19 cases worldwide continue to pose a threat to commodity pricing.
Steel industry fundamentals are improving in most regions relative to COVID-driven lows earlier in the year, though seaborne metallurgical coal demand has not yet recovered to pre-pandemic levels. While China is leading the steel production recovery, its metallurgical coal demand has been muted due to ongoing import restrictions. In addition, year-to-date through September 30, 2020, India’s metallurgical imports fell 8 million tonnes compared to the prior year.
Within seaborne thermal, weak demand continues to pressure prices. During the nine months ended September 30, 2020, India imports have declined 24 million tonnes due to existing stockpiles and higher domestic production, and China imports are down 9 million tonnes from the corresponding prior year period. Countries comprising the Association of Southeast Asian Nations (ASEAN) are the only major importing regions showing sizable year-over-year growth, with imports up 9 million tonnes year-to-date through September 30, 2020.
In the U.S., the impacts of COVID-19 have accelerated a multi-year decline in coal demand. During the nine months ended September 30, 2020, coal-fueled generation declined 24% compared to the prior year period and now represents 19% of the overall generation mix. However, recent increases in natural gas pricing may benefit near-term coal-fueled generation, with relevant forward prices averaging above $3.00 per mmBtu for the remainder of the year and into 2021.
Long-Term Outlook
Given widespread industry changes, in part due to the prolonged COVID-19 pandemic, we have updated our long-term outlook. Current projections indicate a slow seaborne market recovery over the next 12 months. Future demand will be impacted by economic conditions and public policy related to the COVID-19 pandemic in key demand centers. Further, we believe coal demand and use will be adversely impacted by the policy decisions of various governments, regulatory bodies, financial institutions and others with respect to concerns over the environmental and social impacts of coal combustion.

Seaborne Fundamentals. Peabody projects global seaborne metallurgical demand to show consistent, albeit modest, growth over the next several years. During this time, India is expected to account for the vast majority of overall demand growth amid significant steel capacity additions and lack of domestic reserves. ASEAN countries are also projected to be a notable contributor to growth as demand in Japan and Korea remains largely stable. Australia will continue to account for more than 50% of seaborne supply.
For seaborne thermal, Peabody expects ASEAN countries and India to be drivers for seaborne coal demand growth due to increased electrification and economic gains. This growth is anticipated to more than offset declines from developed economies, including the U.S. and Europe. Seaborne thermal coal will continue to be sourced primarily from seaborne exporters Indonesia and Australia, along with Russia, Colombia, South Africa and the U.S., among others.
U.S. Fundamentals. U.S. thermal coal demand has been dramatically reduced year-to-date, accelerating the secular demand decline already underway. Future demand will be highly dependent on natural gas prices, growth in renewable generation and other competing fuels, and policy and regulations, among other factors.
Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2019. Information regarding our regulatory matters is outlined in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Regulatory Matters - U.S.
Temporary Enforcement Policy. On March 26, 2020, the United States Environmental Protection Agency (EPA) announced a temporary policy regarding EPA enforcement of environmental legal obligations as a result of the COVID-19 pandemic. (COVID-19 Implications for EPA’s Enforcement and Compliance Assurance Program). Under the temporary policy, the EPA will exercise the enforcement discretion for certain noncompliance events that occur during the period of time that the temporary policy is in effect and that result from the COVID-19 pandemic. The EPA’s temporary policy does not provide leniency for intentional criminal violations of law and imposes conditions on any violation that may result in “acute risk or an imminent threat to human health or the environment.” The policy also does not apply to activities that are carried out under Superfund and Resource Conservation and Recovery Act (RCRA) Corrective Action enforcement instruments. The EPA's temporary policy became retroactively effective on March 13, 2020 and remained in effect until August 31, 2020. (COVID-19 Implications for EPA’s Enforcement and Compliance Assurance Program: Addendum on Termination, June 29, 2020).
Clean Air Act (CAA). The CAA, enacted in 1970, and comparable state and tribal laws that regulate air emissions affect our U.S. coal mining operations both directly and indirectly.
Direct impacts on coal mining and processing operations may occur through the CAA permitting requirements and/or emission control requirements relating to particulate matter (PM), nitrogen dioxide, ozone and sulfur dioxide (SO2). In recent years, the EPA has adopted more stringent national ambient air quality standards (NAAQS) for PM, nitrogen oxide, ozone and SO2. It is possible that these modifications, as well as future modifications to NAAQS, could directly or indirectly impact our mining operations in a manner that includes, but is not limited to, designating new nonattainment areas or expanding existing nonattainment areas, serving as a basis for changes in vehicle and/or engine emission standards or prompting additional local control measures pursuant to state implementation plans required to address revised NAAQS.
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
The Clean Air Act requires EPA to review NAAQS every five years to determine whether revision to current standards are appropriate. 42 U.S.C. §7409(d). As part of this recurring review process, the EPA has proposed to retain the ozone standards promulgated in 2015, including current secondary standards. 85 Fed. Reg. 49,830 (Aug. 14, 2020).

The EPA is additionally considering whether any revisions are necessary for the 2012 PM NAAQS. The EPA has proposed to retain the current PM standards (85 Fed. Reg. 24,094 (Apr. 30, 2020)). The EPA may take final action concerning both proposed rules by the end of 2020 (See Regulatory Identification Numbers 2060 AU40, 2060-AS50). More stringent PM or ozone standards would require new state implementation plans to be developed and filed with the EPA and may trigger additional control technology for mining equipment or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to the implementation for other NAAQS for nitrogen oxide and SO2 although the EPA promulgated a final rule on March 18, 2019 (84 Fed. Reg. 9866) that retains, without revision, the existing NAAQS for SO2 of 75 ppb averaged over an hour.
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
Numerous petitions for review challenging the ACE Rule were filed in the D.C. Circuit and consolidated in American Lung Association. v. EPA (No. 19-1140 (D.C. Cir.)). This litigation has been fully briefed and oral argument before a 3-judge panel of the D.C. Circuit was held on October 8, 2020. The oral argument was organized around four issue areas concerning EPA’s repeal of the CPP, EPA’s authority to regulate power plants under the Clean Air Act, whether the ACE rule properly interpreted and applied the Clean Air Act and the treatment of biomass in the ACE Rule. A decision by the panel is pending.

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
On October 26, 2016, the EPA published the final CSAPR Update Rule to address implementation of the 2008 ozone NAAQS. This rule imposed reductions in nitrogen oxides emissions beginning in 2017 in 22 states subject to CSAPR. Several states and utilities, as well as agricultural and industry groups, filed petitions for review of the CSAPR Update Rule in the D.C. Circuit. Wisconsin v. EPA, No. 16-1406. On September 13, 2019, the D.C. Circuit held that the CSAPR Update Rule did not comply with provisions of the Clean Air Act requiring upwind states to address air pollution which significantly interferes with the ability of a downwind state or states to attain NAAQS by relevant compliance dates. The court thus remanded the CSAPR Update Rule to the EPA in order for the Agency to address the court’s decision.
In 2018, the EPA issued another determination that the existing CSAPR Update Rule fully addressed the CAA’s “good neighbor” requirements for 20 states with respect to the 2008 NAAQS for ground-level ozone. (83 Fed. Reg. 65,878 (Dec. 21, 2018)).This determination was also challenged in the D.C. Circuit (No. 19-1019). On October 1, 2019, the D.C. Circuit issued a judgment vacating this rule on the basis of the court’s decision in Wisconsin v. EPA. Additional litigation concerning the interstate transport of air pollution and EPA’s response under the Clean Act continues. In Maryland v. EPA (No. 18-1285), the D.C. Circuit upheld EPA determinations that upwind states had not met their burden in seeking relief from transported air pollution under the same Clean Air Act provisions at issue in Wisconsin. In New York v. EPA, No. 19-1231 (D.C. Cir., July 14, 2020), the D.C. Circuit vacated the EPA’s denial of a Clean Air Act section 126 petition requesting that the Agency find approximately 350 sources of nitrogen oxides in nine States were contributing significantly to nonattainment in the New York Metropolitan Area. The court remanded the denial to EPA for further proceedings consistent with the court’s opinion.
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
On December 27, 2018, the EPA issued a proposed revised Supplemental Cost Finding for the MATS rule that would revoke the determination that regulating HAPs from coal-fired power plants is “appropriate and necessary” under Section 112(n)(1)(A) of the CAA. The proposed finding was based on an EPA assessment that health and environmental benefits from the MATS rule were not directly related to mercury pollution and should not be included in the benefit portion of the analysis. A final rule reversing EPA’s 2016 Supplemental Finding and determining, in lieu, that it is not “appropriate and necessary” to regulate HAP emissions from coal- and oil-fired power plants was promulgated in May 2020. 85 Fed. Reg. 31,286 (May 22, 2020).

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
States are empowered to develop and apply water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Standards vary from state to state. Additionally, through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. On June 1, 2020, the EPA issued a final rule intended to clarify the scope of the state or tribal regulators’ authority that would in effect limit state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections.
New Source Review (NSR). The Clean Air Act imposes permitting requirements when a new source undergoes construction or when an existing source is reconstructed or undergoes a major modification. These requirements are contained in the Clean Air Act’s Prevention of Significant Deterioration (PSD) and Nonattainment New Source Review (NNSR) programs, generally referred to as NSR. On March 25, 2020, the EPA released a draft guidance document that would allow power plants, refineries and other sources of emissions to begin certain construction activities while still awaiting a permit under the NSR program. Under the EPA’s revised interpretation, a source owner or operator may, prior to obtaining a NSR permit, undertake physical on-site activities- including activities that may significantly alter the site, and/or are permanent in nature- provided that those activities do not constitute physical construction on an emissions unit. The comment period on the draft memo ended May 11, 2020. On August 4, 2020, EPA released a guidance memorandum concerning implementation of plantwide applicability limitations (PALs) (Guidance on Plantwide Applicability Limitation Provisions Under the New Source Review Regulations). PALs allow sources to make physical and operational changes under a plantwide emission limit without “triggering” NSR.
The EPA has also taken action on a number of different rules and guidance affecting the interpretation and application of NSR. In a final rule (83 Fed. Reg. 57,324 (Nov. 15, 2018)), the EPA completed reconsideration of a 2009 petition to clarify when certain actions must be “aggregated” for purposes of determining whether these actions are part of a single project to which NSR applies. The EPA has additionally published guidance on the definition of “ambient air” (Revised Policy on Exclusions from “Ambient Air,” Dec. 2, 2019) and guidance concerning when multiple air pollution-emitting activities may be considered to be “adjacent” so that they should be considered to be a single source (Interpreting “Adjacent” for New Source Review and Title V Source Determinations in All Industries Other Than Oil and Gas, Nov. 26, 2019). Additional memorandum and applicability determinations have also been made that address other NSR issues. These rules, guidance and memorandum may therefore affect the construction, reconstruction and modification of sources and the level of pollution control requirements that will be necessary on a case-by-case basis.
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

Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. On September 30, 2015, the EPA published a final rule setting new or additional requirements for various wastewater discharges from steam electric power plants. The rule set zero discharge requirements for some waste streams, as well as new, more stringent limits for arsenic, mercury, selenium and nitrogen applicable to certain other waste streams. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit agreed with environmental groups that the portions of the rule regulating legacy wastewater and residual combustion leachate are unlawful. The Court vacated those portions of the rule. EPA has not yet determined how to address the vacated portions of the 2015 rule following the Fifth Circuit’s decision. Separately, on November 22, 2019, the EPA issued a proposed rule to revise the technology-based effluent limitations guidelines and standards for the steam electric power generating point source category applicable to flue gas desulfurization wastewater and bottom ash transport water. EPA finalized revised limits for those two wastewater streams on August 31, 2020, but those revisions have not yet been published in the Federal Register. As finalized, the revised effluent limitations guidelines could significantly increase costs for many coal-fired steam electric power plants.
National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. We must provide information to agencies when we propose actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality issued a final rule comprehensively updating and modernizing its longstanding NEPA regulations on July 16, 2020. The final rule seeks to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things. States and environmental groups have filed several lawsuits challenging the final rule.
Proposed Rule for Disposal of Coal Combustion Residuals (CCR) from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country, and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for EPA’s proposal ended on April 20, 2020. EPA expects to issue a final rule in late 2020 or early 2021. Separately, on August 28, 2020, EPA finalized certain amendments to its 2015 CCR rule to partially address the U.S. Court of Appeals for the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective, EPA issued a proposed rule on March 3, 2020 to further revise the 2015 rule to address the remainder of the court decision, and EPA expects to issue a final rule in late 2020. Generally EPA-imposed requirements will increase the cost of CCR management, but not as much as if the rule had regulated CCR as hazardous.
Regulatory Matters - Australia
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
Following the May 2020 destruction of caves at the Juukan Gorge in the Pilbara region of Western Australia by an iron ore mining operation, the Federal Government established a Senate Inquiry. The Inquiry’s terms of reference include reviewing the effectiveness and adequacy of state and federal laws in relation to Aboriginal and Torres Strait Islander cultural heritage in each of the Australian jurisdictions; and how these cultural heritage laws might be improved to guarantee the protection of culturally and historically significant sites. The Inquiry is due to finalize its report by December 9, 2020. The Inquiry’s findings and resultant legislation, if any, could potentially impact the Company’s mining permits or existing mine plans in an effort to mitigate against adverse impacts to such sites.

Residual Risks. On August 20, 2020, the Environmental Protection and Other Legislation Amendment Act (Queensland) 2020 (EPOLA Act) became law amending the residual risk framework that aims to ensure that any remaining risks on former resource sites are appropriately identified, costed and managed. On completion of all mining activities, the holder of the Environmental Authority (EA) for the mine can apply to surrender the EA once all conditions, requirements and rehabilitation obligations have been met. When approving the surrender, the government can request a residual risk payment from the holder of the EA for the mine to cover potential rehabilitation or maintenance costs incurred after the surrender has been accepted. It contemplates two approaches for determining residual risk payments. Depending on the level of risk of a particular site, a cost calculator tool might be used or a panel of appropriately qualified experts might undertake a qualitative and quantitative risk assessment.
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
In September 2020, Safe Work Australia (SWA) published its revised Workplace Exposure Standards (WES) for coal dust and silica based on toxicological information and other monitoring data. SWA have recommended exposure limits of 1.5 mg/m3 for coal dust (to apply from October 2022) and 0.05 mg/m3 for silica (to apply as soon as possible). In Queensland, the new workplace exposure standard for respirable crystalline silica (eight hour time-weighted average airborne concentration of 0.05 milligrams per cubic meter (mg/m3)) took effect from July 1, 2020. In New South Wales, the new respirable crystalline silica workplace exposure standard of 0.05 mg/m3 commenced on July 1, 2020. The respirable coal dust workplace exposure standard of 2.5 mg/m3 will be reduced to 1.5 mg/m3 commencing on February 1, 2021 and mines will need to report exceedances of the new exposure standard to the NSW Resources Regulator from this commencement date. NSW will be the first mining jurisdiction in Australia to implement an exposure standard for diesel particulate matter with the exposure standard of 0.1 mg/m3 to also commence on February 1, 2021.
On July 1, 2020, the Resources Safety and Health Queensland Act 2020 became effective. It establishes Resources Safety and Health Queensland (RSHQ) as a statutory body designed to ensure independence of the mining safety and health regulator. RSHQ includes inspectorates for coal mines, mineral mines and quarries, explosives and petroleum and gas. The new law seeks to enhance the role of advisory committees to identify, quantify and prioritize safety and health issues in the mining and quarrying industries. It also provides for an independent Work Health and Safety Prosecutor to prosecute serious offenses under resources safety legislation.
On May 20, 2020, the Queensland Parliament passed a bill into law that introduces the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are “senior officers” and companies in the mining industry. Individuals now face a maximum prison sentence of 20 years and companies could be fined up to approximately $13 million Australian dollars. This new law became effective July 1, 2020.The bill also introduced the requirement for statutory role holders to be employees of the coal mine operator entity with an 18-month transition period ending November 25, 2021.
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

Queensland Royalties. As part of the Queensland Government’s 2019-20 Budget, the Government committed to freeze royalty rates on coal and minerals for three years, provided companies voluntarily contribute to a Resource Community Infrastructure Fund (the Fund) over this three-year period. The Government contributes $30 million Australian dollars towards the Fund, with companies voluntarily contributing $70 million Australian dollars. Peabody’s contribution to the Fund was approximately $713,000 Australian dollars for the 2019-20 financial year and is expected to decrease in years two and three based on an expected reduction in production at our Queensland mines.
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
Any future determinations to return capital to stockholders, such as dividends or share repurchases will be at the discretion of our Board of Directors and will depend on a variety of factors, including the restrictions set forth under our debt agreements, our net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. Our ability to declare dividends, repurchase shares or early retire debt in the future will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to our industry, many of which are beyond our control. We have presently suspended the payment of dividends and share repurchases, as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Liquidity
As of September 30, 2020, our cash balances totaled $814.6 million, including approximately $652 million held by U.S. subsidiaries and $144 million held by Australian subsidiaries, approximately $69 million of which was held by the subsidiary which conducts the operations of our Wilpinjong Mine. Our remaining balance was held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia.
Our available liquidity declined from $1,275.8 million as of December 31, 2019 to $860.1 million as of September 30, 2020. Available liquidity as of October 31, 2020, September 30, 2020 and December 31, 2019 was comprised of the following:

	October 31, 2020	September 30, 2020	December 31, 2019
	(Dollars in millions)
Cash and cash equivalents	$770.7	$814.6	$732.2
Revolving credit facility availability	11.5	5.1	498.6
Accounts receivable securitization program availability	45.8	40.4	45.0
Total liquidity	$828.0	$860.1	$1,275.8
During the nine months ended September 30, 2020, the combined availability under our revolving credit facility and accounts receivable securitization program decreased as a result of $360.0 million of borrowings, $70.0 million of which was subsequently repaid, an additional $134.2 million of letters of credit issuances, and a $73.9 million reduction in available receivable balances under the accounts receivable securitization program.

We are party to various guarantees and financial instruments to provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. At September 30, 2020, such instruments included $1,628.7 million face amount of surety bonds and $334.8 million of outstanding letters of credit. Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 with the SEC on August 7, 2020, our counterparties have made various additional demands for collateral amounting to approximately $800 million. As further described below, we have reached an agreement with the majority of our surety bond providers to resolve these demands and limit future collateral requests.
While we were compliant with the restrictions and covenants under our debt agreements at September 30, 2020, noncompliance with the first lien leverage ratio covenant under our Credit Agreement is probable as of December 31, 2020, if we do not successfully take mitigating actions. Absent waivers from the lenders under the Credit Agreement or other successful mitigating actions, noncompliance with the ratio covenant would constitute a default under the Credit Agreement, and the revolving lenders could elect to accelerate the maturity of the related indebtedness, or could potentially choose to exercise other rights and remedies under the agreement. Further, our senior secured notes, accounts receivable securitization program and certain lease agreements contain cross-default or termination provisions that would be triggered by an Event of Default as defined under the Credit Agreement, which could result in similar accelerations of those obligations. Accordingly, we have classified all such debt obligations and relevant lease liabilities as current in the accompanying condensed consolidated balance sheet as of September 30, 2020. The combined risks associated with our recent financial results, market conditions, additional collateral demands and potential Credit Agreement noncompliance raise substantial doubt about whether we will meet our obligations as they become due within one year from the date of issuance of these unaudited condensed consolidated financial statements and our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.
We are seeking to address the issues identified above by taking certain mitigating actions. As part of this process, we have entered into a transaction support agreement (TSA) in November 2020 with the providers of 99% of our surety bond portfolio (Participating Sureties) to define the parties’ commitments to implementing a transaction resolving approximately $800 million in additional collateral demands made by the Participating Sureties. Among other things, the TSA includes the following terms and conditions:
•Under the terms of the TSA, we will post $75.0 million of collateral, a minimum of $40.0 million of which will be in the form of letters of credit, and provide second liens on $200.0 million of certain mining equipment for the benefit of the Participating Sureties..
•In addition, we will post an additional $25.0 million of collateral per year through 2025 for the benefit of the Participating Sureties. The collateral postings will also further increase to the extent we generate more than $100.0 million of free cash flow (as defined in the TSA) in any twelve-month period or have asset sales in excess of $10.0 million.
•The Participating Sureties have agreed to a standstill through the earlier of December 2025 or the maturity date of the Credit Agreement (as amended or refinanced). During which time, the Participating Sureties agree not to demand any additional collateral, draw on letters of credit posted for the benefit of themselves, or cancel, or attempt to cancel, any existing surety bond.
In addition, we have been engaged in discussions with our revolving credit lenders and the holders of our 2022 Notes (as defined in Note 12. “Long-term Debt”) (the 2022 Noteholders) with the primary objectives of covenant relief and the extension of maturity dates, while maintaining financial flexibility. The TSA described above is contingent upon an agreement between Peabody, our revolving credit lenders, and the 2022 Noteholders accomplishing those objectives by December 31, 2020, which can be extended at our discretion to January 29, 2021 for purposes of increasing participation.
Further, we are working to improve our liquidity and financial position through other means such as the sale of nonstrategic surplus land, coal reserves, and other assets, and driving cost improvements across our operations.
However, there can be no assurance that we will be able to obtain a waiver of noncompliance or otherwise amend the Credit Agreement to address covenant issues, reach agreement on the comprehensive approach to address our combined liquidity risks described above, or improve our overall liquidity and financial position through other means. As a result, our ability to timely meet our obligations when due or satisfy additional collateral demands could be adversely affected. If we are not able to timely, successfully, or efficiently implement the strategies that we are pursuing to address those risks and improve our liquidity and financial position, or otherwise meet our liquidity needs, we may need to voluntarily pursue an in-court restructuring.

Debt Financing
As described in Note 12. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, during 2017, we entered into an indenture related to the issuance of $500.0 million of 6.000% senior secured notes due March 2022 and $500.0 million of 6.375% senior secured notes due March 2025. We make semi-annual interest payments on the senior notes each March 31 and September 30 until maturity. Also during 2017, we entered into a credit agreement (the Credit Agreement) and related term loan under which we originally borrowed $950.0 million and have repaid $560.0 million through September 30, 2020. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025.
We entered into the revolving credit facility allowable under our Credit Agreement during 2017 for an aggregate commitment of $350.0 million for general corporate purposes. In September 2019, we entered into an amendment to the Credit Agreement which increased the aggregate commitment amount under the revolver to $565.0 million and, beginning in 2020, made applicable interest rates and fees dependent upon our periodically-determined first lien leverage ratio, as defined in the Credit Agreement. To date, we have utilized the revolving credit facility to borrow $300.0 million during the second quarter of 2020, of which we subsequently repaid $70.0 million during the third quarter of 2020, and for letters of credit which incur combined fees of 3.125%, while unused capacity bears a commitment fee of 0.4%. As of September 30, 2020, such letters of credit amounted to $329.9 million and were primarily in support of our reclamation obligations. At September 30, 2020, the remaining availability under the revolving credit facility was $5.1 million.
Our debt agreements impose various restrictions and limits on certain categories of payments that we may make, such as those for dividends, investments, and stock repurchases. We are also subject to customary affirmative and negative covenants, such as the first lien leverage ratio covenant described above. We were in compliance with all such restrictions and covenants at September 30, 2020.
Accounts Receivable Securitization Program
As described in Note 17. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, we entered into an amended accounts receivable securitization program during 2017 which currently expires in 2022. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be provided for letters of credit in support of other obligations. At September 30, 2020, we had $60.0 million in outstanding borrowings and $3.4 million of letters of credit provided under the program. The letters of credit are primarily in support of portions of our obligations for property and casualty insurance. Availability under the program, which is adjusted for certain ineligible receivables, was $40.4 million at September 30, 2020 and there was no cash collateral requirement.
Capital Requirements
As a result of the deferral of certain capital project spending to subsequent periods, we revised our expected 2020 capital expenditures to approximately $200 million during the second quarter of 2020, as compared to approximately $250 million as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no other material changes to our capital requirements.
Contractual Obligations
As a result of the changes to one of our postretirement health care benefit plans as described in Note 13. “Pension and Postretirement Benefit Costs,” we expect reductions in benefits payments of approximately $5 million during 2021, approximately $16 million during the two-year period ending December 31, 2023, approximately $18 million during the two-year period ending December 31, 2025, and approximately $210 million thereafter. There were no material changes to our contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Historical Cash Flows and Free Cash Flow
The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(32.1)	$552.6
Net cash used in investing activities	(159.4)	(147.6)
Net cash provided by (used in) financing activities	273.9	(610.0)
Net change in cash, cash equivalents and restricted cash	82.4	(205.0)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$814.6	$812.4

Net cash (used in) provided by operating activities	$(32.1)	$552.6
Net cash used in investing activities	(159.4)	(147.6)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(191.5)	$407.4
Operating Activities. The net decrease in net cash (used in) provided by operating activities for the nine months ended September 30, 2020 compared to the same period in the prior year was driven by a year-over-year decrease in cash from our mining operations, partially offset by a favorable change in net cash flows associated with our working capital ($30.4 million), and higher funding of our pension and retiree healthcare plans during the prior year period ($37.0 million).
Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2020 compared to the same period in the prior year was driven by higher proceeds from the disposal of assets and from insurance recoveries attributable to North Goonyella equipment in the prior year period ($35.4 million) and higher cash receipts from Middlemount in the prior year period ($14.7 million), partially offset by lower capital expenditures in the current year period ($41.6 million).
Financing Activities. The increase in net cash provided by (used in) financing activities for the nine months ended September 30, 2020 compared to the same period in the prior year was driven common stock repurchases ($300.2 million) and the payment of dividends, including a supplemental dividend of $1.85 per share of common stock ($243.9 million) during the prior year period and current year borrowings under our revolving credit facility and accounts receivable securitization program ($300.0 million and $60.0 million, respectively), partially offset by higher long-term debt repayments in the current year ($57.1 million).
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to various guarantees and financial instruments that carry off-balance sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2020, such instruments included $1,628.7 million of surety bonds and $334.8 million of letters of credit. These financial instruments provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. We periodically evaluate the instruments for on-balance sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance sheet instruments in excess of liabilities provided for in our condensed consolidated balance sheets.

As of September 30, 2020, the Company was party to financial instruments with off-balance sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,439.8	$55.9	$78.8	$38.3	$15.9	$1,628.7
Letters of credit outstanding under revolving credit facility	235.9	85.6	3.4	5.0	—	329.9
Letters of credit outstanding under accounts receivable securitization program	—	3.1	0.3	—	—	3.4
Other letters of credit	—	1.5	—	—	—	1.5
	1,675.7	146.1	82.5	43.3	15.9	1,963.5
Less: collateral letters of credit (4)	(235.9)	(26.1)	—	—	—	(262.0)
Obligations supported, net	$1,439.8	$120.0	$82.5	$43.3	$15.9	$1,701.5
(1)    Obligations include pension and healthcare plans, workers’ compensation, and property and casualty insurance
(2)    Obligations pertain to customer and vendor contracts
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers
We could experience a decline in our liquidity as financial assurances associated with reclamation bonding requirements, surety bonds or other obligations are required to be collateralized by cash or letters of credit. Our surety bond providers have the ability to demand collateral up to the full amount of each surety bond.
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
At September 30, 2020, we had total asset retirement obligations of $762.8 million which were backed by a combination of surety bonds and letters of credit.
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

Impairment of Long-Lived Assets. We recognized an asset impairment charge of $1,418.1 million during the nine months ended September 30, 2020 related to our North Antelope Rochelle Mine of the Powder River Basin Mining segment. The outlook for the North Antelope Rochelle Mine has been negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing, and the increased use of renewable energy sources. These factors have led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, and a risk-adjusted, cost of capital.
At September 30, 2020, we also identified certain assets with an aggregate carrying value of approximately $1.1 billion in our Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. We conducted a review of those assets for recoverability as of September 30, 2020 and determined that no further impairment charges were necessary as of that date.
See Note 9. “Property, Plant, Equipment and Mine Development” to our accompanying unaudited condensed consolidated financial statements for additional information regarding impairment charges.
Postretirement Benefit Liabilities. During September 2020, we announced changes to one of our postretirement health care benefit plans. Effective January 1, 2021, we will no longer subsidize medical costs for Medicare eligible individuals or provide life insurance to retirees. We will provide non-Medicare eligible retirees and eligible dependents a health reimbursement arrangement. We recorded a mark-to-market loss of $13.0 million during the three and nine months ended September 30, 2020, primarily due to the decrease in discount rate, and reduced our accumulated postretirement benefit obligation by $174.5 million as the result of the elimination of health care benefits upon covered individuals’ attainment of Medicare eligibility.
The changes represented a remeasurement event that required us to consider various actuarial assumptions, including the discount rate, future cost trends, demographic assumptions and expected asset returns to estimate the costs and obligations for these items.
See Note 13. “Pension and Postretirement Benefit Costs” to our accompanying unaudited condensed consolidated financial statements for additional information regarding the changes to one of our postretirement health care benefit plans.
Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies remain unchanged at September 30, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2020, we had currency options outstanding with an aggregate notional amount of $600.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2020 and over the first nine months of 2021. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $120 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2020, the currency option contracts outstanding at that date would limit our net exposure to a $0.10 unfavorable change in the exchange rate to approximately $70 million for the next twelve months.

Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, we managed price risk of the diesel fuel used in our mining activities through the use of derivatives, primarily swaps. As of September 30, 2020, we did not have any diesel fuel derivative instruments in place. We also manage the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
We expect to consume 75 to 85 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $20 million based on our expected usage.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 4. “Discontinued Operations,” Note 17. “Financial Instruments and Other Guarantees” and Note 18. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks. In addition to the risks discussed below, for information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020 and in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 filed with the SEC on May 6, 2020 and August 7, 2020, respectively. The risk factors described in such Forms 10-Q included additional risk factors relating to the ongoing COVID-19 pandemic and updates to risk factors relating to restrictions and covenants under our debt agreements, which is addressed further below. In addition to the other information set forth in this Quarterly Report, including the information presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filings, which could materially affect the Company’s results of operations, financial condition and liquidity.

The combined risks associated with our recent financial results and market conditions, additional collateral demands, and potential Credit Agreement noncompliance raise substantial doubt about whether we will meet our obligations as they become due and our ability to continue as a going concern.
We experienced negative cash flows from operations during the nine months ended September 30, 2020. Results from continuing operations, net of income taxes and Adjusted EBITDA for the nine months ended September 30, 2020 declined by $1,841.3 million and $487.7 million, respectively, compared to the corresponding prior year period. Our available liquidity declined from $1,275.8 million as of December 31, 2019 to $860.1 million as of September 30, 2020. Available liquidity as of October 31, 2020, September 30, 2020 and December 31, 2019 was comprised of the following:

	October 31, 2020	September 30, 2020	December 31, 2019
	(Dollars in millions)
Cash and cash equivalents	$770.7	$814.6	$732.2
Revolving credit facility availability	11.5	5.1	498.6
Accounts receivable securitization program availability	45.8	40.4	45.0
Total liquidity	$828.0	$860.1	$1,275.8
During the nine months ended September 30, 2020, the combined availability under our revolving credit facility and accounts receivable securitization program decreased as a result of $360.0 million of borrowings, $70.0 million of which was subsequently repaid, an additional $134.2 million of letters of credit issuances, and a $73.9 million reduction in available receivable balances under the accounts receivable securitization program.
We are party to various guarantees and financial instruments to provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. At September 30, 2020, such instruments included $1,628.7 million face amount of surety bonds and $334.8 million of outstanding letters of credit. Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 with the SEC on August 7, 2020, our counterparties have made various additional demands for collateral amounting to approximately $800 million. As further described below, we have reached an agreement with the majority of our surety bond providers to resolve these demands and limit future collateral requests.
While we were compliant with the restrictions and covenants under our debt agreements at September 30, 2020, noncompliance with the first lien leverage ratio covenant under our Credit Agreement is probable as of December 31, 2020, if we do not successfully take mitigating actions. Absent waivers from the lenders under the Credit Agreement or other successful mitigating actions, noncompliance with the ratio covenant would constitute a default under the Credit Agreement, and the revolving lenders could elect to accelerate the maturity of the related indebtedness, or could potentially choose to exercise other rights and remedies under the agreement. Further, our senior secured notes, accounts receivable securitization program and certain lease agreements contain cross-default or termination provisions that would be triggered by an Event of Default as defined under the Credit Agreement, which could result in similar accelerations of those obligations. Accordingly, we have classified all such debt obligations and relevant lease liabilities as current in the accompanying condensed consolidated balance sheet as of September 30, 2020. The combined risks associated with our recent financial results, market conditions, additional collateral demands and potential Credit Agreement noncompliance raise substantial doubt about whether we will meet our obligations as they become due within one year from the date of issuance of these unaudited condensed consolidated financial statements and our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.
We are seeking to address the issues identified above by taking certain mitigating actions. As part of this process, we have entered into a transaction support agreement (TSA) in November 2020 with the providers of 99% of our surety bond portfolio (Participating Sureties) to define the parties’ commitments to implementing a transaction resolving approximately $800 million in additional collateral demands made by the Participating Sureties. Among other things, the TSA includes the following terms and conditions:
•Under the terms of the TSA, we will post $75.0 million of collateral, a minimum of $40.0 million of which will be in the form of letters of credit, and provide second liens on $200.0 million of certain mining equipment for the benefit of the Participating Sureties..

•In addition, we will post an additional $25.0 million of collateral per year through 2025 for the benefit of the Participating Sureties. The collateral postings will also further increase to the extent we generate more than $100.0 million of free cash flow (as defined in the TSA) in any twelve-month period or have asset sales in excess of $10.0 million.
•The Participating Sureties have agreed to a standstill through the earlier of December 2025 or the maturity date of the Credit Agreement (as amended or refinanced). During which time, the Participating Sureties agree not to demand any additional collateral, draw on letters of credit posted for the benefit of themselves, or cancel, or attempt to cancel, any existing surety bond.
In addition, we have been engaged in discussions with our revolving credit lenders and the 2022 Noteholders with the primary objectives of covenant relief and the extension of maturity dates, while maintaining financial flexibility. The TSA described above is contingent upon an agreement between Peabody, our revolving credit lenders, and the 2022 Noteholders accomplishing those objectives by December 31, 2020, which can be extended at our discretion to January 29, 2021 for purposes of increasing participation.
Further, we are working to improve our liquidity and financial position through other means such as the sale of nonstrategic surplus land, coal reserves, and other assets, and driving cost improvements across our operations.
However, there can be no assurance that we will be able to obtain a waiver of noncompliance or otherwise amend the Credit Agreement to address covenant issues, reach agreement on the comprehensive approach to address our combined liquidity risks described above, or improve our overall liquidity and financial position through other means. As a result, our ability to timely meet our obligations when due or satisfy additional collateral demands could be adversely affected. If we are not able to timely, successfully, or efficiently implement the strategies that we are pursuing to address those risks and improve our liquidity and financial position, or otherwise meet our liquidity needs, we may need to voluntarily pursue an in-court restructuring.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
Our Board of Directors previously authorized a share repurchase program, as amended, to allow repurchases of up to $1.5 billion of the outstanding shares of our common stock and/or preferred stock (Repurchase Program). While we suspended share repurchases in 2019 and no additional repurchases are planned, repurchases may be made from time to time in the future at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2020, we have repurchased 41.5 million shares of our common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program. The purchases were made in compliance with our debt instruments. Limitations on share repurchases imposed by our debt instruments are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2020	2,353	$2.76	—	$160.5
August 1 through August 31, 2020	1,171	3.12	—	160.5
September 1 through September 30, 2020	—	—	—	160.5
Total	3,524	2.88	—
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
Item 5. Other Information.
On November 6, 2020, the Company, certain of its subsidiaries, and a majority of the Company’s surety providers (the Participating Sureties) entered into a transaction support agreement (together with all exhibits and schedules attached thereto, the TSA) to define their commitments to implementing a transaction to resolve approximately $800 million in additional collateral demands made by the Participating Sureties against the Company since July 2020. A Participating Surety that recently filed lawsuits in the United States District Court for the Eastern District of Missouri and in the Supreme Court of New South Wales, Australia against the Company has also agreed to dismiss those lawsuits. Among other things, the TSA, including the term sheet attached thereto, contemplates:
•a standstill period (the Standstill Period) until the earlier of (i) December 31, 2025 or (ii) the maturity date of the Credit Agreement (subject to certain events of default as described in the TSA) during which the Participating Sureties will not, subject to certain limited exceptions outlined in the TSA, demand additional collateral; draw on letters of credit posted for the benefit of the Participating Sureties; seek remedies for breaches of indemnity agreements that are not an event of default; or cancel, or attempt to cancel, any existing surety bond;
•Peabody’s provision of $75 million of additional collateral to the Participating Sureties, a minimum of $40 million of which will be in the form of letters of credit, as soon as reasonably practicable following execution of the TSA (but in no event greater than 30 calendar days);
•Peabody’s provision of $25 million of additional collateral to the Participating Sureties each year following Closing (as defined below), payable in equal quarterly installments;

•Peabody’s provision of further additional collateral (i) if the Company generates free cash flow in excess of $100 million in any twelve-month period or (ii) upon cumulative asset sales greater than $10 million per transaction, each in case, following Closing;
•Peabody’s provision of approximately $200 million of second liens on certain of the Company’s equipment for the benefit of the Participating Sureties upon Closing;
•Peabody’s agreement to forego any future dividends or share repurchases until the conclusion of the Standstill Period, unless otherwise agreed between Peabody and Sureties; and
•the Participating Sureties’ provision of replacement bonds for commitments currently held by non-participating sureties.
The agreements set forth in the TSA are conditioned upon each of the Participating Sureties (i) canceling no bonds and drawing on no collateral relating to existing surety bonds on or after the date of the TSA and (ii) withdrawing any outstanding claims or demands for collateral that have been made by any Participating Surety prior to the date of the TSA, and (iii) dismissing without prejudice any litigation that has been filed against Peabody (or any of its affiliates) as of the date of the TSA. In addition, Peabody has agreed to keep current all reclamation obligations in accord with applicable law, seek eligible bond releases in the ordinary course of business, and notify the Participating Sureties of any currently unabated Notice of Violation or Compliance Order relating to failure to meet contemporaneous reclamation standards, and any and all Notice of Violation or Compliance Order relating to failure to meet contemporaneous reclamation standards from any regulatory authority.
The TSA contemplates that the closing date (the Closing) will be a date concurrent with the closing of the Company’s separately negotiated debt restructuring transactions (the Proposed Transactions). The TSA and the Standstill Period will terminate if (1) Peabody files for insolvency, receivership, or bankruptcy (collectively Insolvency Proceeding) or has an involuntary Insolvency Proceeding filed against it that is not dismissed within 30 days; or (2) the Proposed Transactions are not completed on or before December 31, 2020 (which may be extended, including without limitation for purposes of increasing participation in the Proposed Transactions, to January 29, 2021).
The foregoing summary of the TSA does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the TSA, a copy of which is attached as Exhibit 10.5 hereto and incorporated herein by reference.
Item 6. Exhibits.
See Exhibit Index at page 73 of this report.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

10.1
Management Services Agreement, dated as of August 4, 2020, by and between Peabody Investments Corp. and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.2
Management Services Agreement, dated as August 4, 2020, by and between Peabody Energy Australia Pty Ltd and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.3
Termination Agreement, dated as of October 5, 2020, between Peabody Energy Corporation and Arch Resources, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 6, 2020)

10.4*†	Separation and Release Agreement, dated as of September 28, 2020, between Peabody Energy Corporation and Charles Meintjes

10.5†	Transaction Support Agreement, dated as of November 6, 2020, between Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation and the Participating Sureties

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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer

95†	Mine Safety Disclosure required by Item 104 of Regulation S-K

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

†	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 9, 2020	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)