Form 10-K
period 2020-12-31
PEABODY ENERGY CORP
filed 2021-02-23
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐                         Accelerated filer ☑
Non-accelerated filer ☐                          Smaller reporting company ☐
                                 Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates (stockholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2020: Common Stock, par value $0.01 per share, $196.3 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐
Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 16, 2021: Common Stock, par value $0.01 per share, 98,244,140 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 Annual Meeting of Shareholders (the Company’s 2021 Proxy Statement) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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
•if a substantial number of our long-term coal supply agreements, including those with our largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, our revenues and operating profits could suffer if we are unable to find alternate buyers willing to purchase our coal on comparable terms to those in our contracts;
•risks inherent to mining could increase the cost of operating our business, and events and conditions that could occur during the course of our mining operations could have a material adverse impact on us;
•our take-or-pay arrangements could unfavorably affect our profitability;
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

Peabody Energy Corporation	2020 Form 10-K	i

•our expenditures for postretirement benefit obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect;
•we are subject to various general operating risks which may be fully or partially outside of our control;
•our financial performance could be adversely affected by our funded indebtedness (Indebtedness);
•despite our Indebtedness, we may still be able to incur more debt, which could further increase the risks associated with our Indebtedness;
•the terms of the indentures governing our senior secured notes and the agreements and instruments governing our other Indebtedness and surety bonding obligations impose restrictions that may limit our operating and financial flexibility;
•the number and quantity of viable financing and insurance alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around our efforts with respect to environmental and social matters and related governance considerations could harm the perception of our company by a significant number of investors or result in the exclusion of our securities from consideration by those investors;
•the price of our securities may be volatile and could fall below the minimum allowed by New York Stock Exchange (NYSE) listing requirements;
•our common stock is subject to dilution and may be subject to further dilution in the future;
•there may be circumstances in which the interests of a significant stockholder could be in conflict with other stakeholders’ interests;
•the payment of dividends on our stock or repurchase of our stock is dependent on a number of factors, and future payments and repurchases cannot be assured;
•we may not be able to fully utilize our deferred tax assets;
•acquisitions and divestitures are a potentially important part of our long-term strategy, subject to our investment criteria, and involve a number of risks, any of which could cause us not to realize the anticipated benefits;
•our certificate of incorporation and by-laws include provisions that may discourage a takeover attempt;
•diversity in interpretation and application of accounting literature in the mining industry may impact our reported financial results; and
•other risks and factors, including those discussed in “Legal Proceedings,” set forth in Part I, Item 3 of this report and “Risk Factors,” set forth in Part I, Item 1A of this report.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

Peabody Energy Corporation	2020 Form 10-K	ii

Peabody Energy Corporation	2020 Form 10-K	1

Note:	The words “we,” “us,” “our,” “Peabody” or “the Company” as used in this report, refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations.
When used in this filing, the term “ton” refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while “tonne” refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
PART I
Item 1.    Business.
Overview
We are a leading coal producer. At December 31, 2020, we owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is our 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts through trading and business offices in the U.S., Australia, China and the United Kingdom.
Throughout the year ended December 31, 2020, we idled nine individual mines for periods ranging from one week to multiple months. Included in the count was our Shoal Creek Mine in Alabama, which was idled in October 2020 to reset the cost structure of the mine amid weak pricing and demand, and our Metropolitan Mine in New South Wales, Australia, which was idled in late December 2020.
As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the fourth quarter of 2020 and the first quarter of 2021, we entered into a series of interrelated agreements with our surety bond providers, the revolving lenders under our credit agreement and certain holders of our senior secured notes to extend a significant portion of our near-term debt maturities to December 2024 and to stabilize collateral requirements for our existing surety bond portfolio.
In December 2019, after receiving the requisite regulatory and permitting approvals, we formed an unincorporated joint venture with Glencore plc (Glencore), in which we hold a 50% interest, to combine the existing operations of our Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. Both parties contributed mining tenements upon formation of the joint venture (United Wambo Joint Venture), and the combined operations commenced in December 2020. As per the joint venture agreement, we fully owned and operated the Wambo Open-Cut Mine through the date combined operations commenced. At that date, the parties contributed mining equipment and other assets, and certain additional construction and development activities are ongoing. We proportionally consolidate the entity based upon our economic interest.
On April 13, 2016, Peabody and a majority of its wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar (collectively with Peabody, the Debtors), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Debtors’ Chapter 11 cases (collectively, the Chapter 11 Cases) were jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). On March 17, 2017, the Bankruptcy Court entered an order, Docket No. 2763, confirming the Debtors’ Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as further modified, the Plan). On April 3, 2017, (the Effective Date), the Debtors satisfied the conditions to effectiveness set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.
Segment and Geographic Information
As of December 31, 2020, we report our results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our segments. Note 25. “Segment and Geographic Information” to the accompanying consolidated financial statements is incorporated herein by reference and also contains segment and geographic financial information.
Mining Locations
The maps that follow display our active mine locations as of December 31, 2020. Also shown are the primary ports that we use for our coal exports and our corporate headquarters in St. Louis, Missouri.

Peabody Energy Corporation	2020 Form 10-K	2

U.S. Locations

Rawhide
Caballo
North Antelope Rochelle
Twentymile/
Foidel Creek
El Segundo/
Lee Ranch
St. Louis
Corporate
Gateway North
Bear Run
Francisco
Wild Boar
Shoal Creek
McDuffie
Terminal
Surface
Underground
Coal Port
0
100
200
300
400
Miles
N
W
E
S
Peabody

Peabody Energy Corporation	2020 Form 10-K	3

Australian Locations

500,000
1,000,000
1,500,000
7,400,000
6,900,000
6,400,000
N
S
E
W
Abbot Point
Bowen Basin
Dalrymple Bay
Mackay
Coppabella
Moorvale
Galilee Basin
Styx Basin
Middlemount
Rockhampton
Great Dividing Range
Southern Missing Link
Maryborough Basin
Surat Basin
Tarong Basin
Queensland
Brisbane
New South Wales
Gunnedah Basin
Wilpinjong
Wambo
Port Waratah / Newcastle Infrastructure Group
Newcastle
Sydney Basin
Sydney
Metropolitan
Port Kembla
Oaklands Basin
Victoria
Canberra
Coral Sea
PACIFIC OCEAN
Tasman Sea
AUSTRALIA
Surface/Underground
Surface
Underground
Rail
Coal Port
0
100
200
300
Kilometers
Peabody

Peabody Energy Corporation	2020 Form 10-K	4

The table below summarizes information regarding the operating characteristics of each of our mines that were active in 2020 in the U.S. and Australia. The mines are listed within their respective mining segment in descending order, as determined by tons sold in 2020.

Segment/Mining Complex	Location	Mine Type	Mining Method	Coal Type	Primary Transport Method	2020 Tons Sold (In millions)
Seaborne Thermal Mining
Wilpinjong	New South Wales	S	D, T/S	T	R, EV	13.8
Wambo Open-Cut (1)	New South Wales	S	T/S	T	R, EV	4.0
Wambo Underground (2)	New South Wales	U	LW	T, C	R, EV	1.2
Seaborne Metallurgical Mining
Coppabella (3)	Queensland	S	DL, D, T/S	P	R, EV	2.0
Metropolitan (4)	New South Wales	U	LW	C, P, T	R, EV	1.4
Moorvale (3)	Queensland	S	D, T/S	C, P, T	R, EV	1.0
Shoal Creek (4)	Alabama	U	LW	C	B, EV	0.9
Millennium (5)	Queensland	S	HW	C, P	R, EV	0.3
Middlemount (6)	Queensland	S	D, T/S	C, P	R, EV	—
Powder River Basin Mining
North Antelope Rochelle	Wyoming	S	D, DL, T/S	T	R	66.1
Caballo	Wyoming	S	D, T/S	T	R	11.6
Rawhide	Wyoming	S	D, T/S	T	R	9.5
Other U.S. Thermal Mining
Bear Run	Indiana	S	DL, D, T/S	T	Tr, R	5.7
El Segundo/Lee Ranch	New Mexico	S	D, DL, T/S	T	R	4.6
Wild Boar	Indiana	S	D, T/S, HW	T	Tr, R, R/B, T/B	2.0
Gateway North	Illinois	U	CM	T	Tr, R, R/B, T/B	1.9
Francisco Underground	Indiana	U	CM	T	R	1.8
Twentymile	Colorado	U	LW	T	R, Tr	1.6
Somerville Central (7)	Indiana	S	DL, D, T/S	T	R, R/B, T/B, T/R	0.5
Wildcat Hills Underground (8)	Illinois	U	CM	T	T/B	0.2

Legend:
S	Surface Mine	B	Barge
U	Underground Mine	Tr	Truck
HW	Highwall Miner	R/B	Rail to Barge
DL	Dragline	T/B	Truck to Barge
D	Dozer/Casting	T/R	Truck to Rail
T/S	Truck and Shovel	EV	Export Vessel
LW	Longwall	T	Thermal/Steam
CM	Continuous Miner	C	Coking
R	Rail	P	Pulverized Coal Injection
(1)In December 2020, the United Wambo Joint Venture began joint production. The tons shown reflect our proportionate share throughout the year. The Company’s 50% joint venture interest is subject to an outside non-controlling ownership interest.
(2)Majority-owned mine in which there is an outside non-controlling ownership interest.
(3)We own a 73.3% undivided interest in an unincorporated joint venture that owns the Coppabella and Moorvale mines. The tons shown reflect our share.
(4)Mine was idled during the fourth quarter of 2020.
(5)Mine ceased production in March 2020, with sales continuing throughout May 2020.
(6)We own a 50% equity interest in Middlemount, which owns the Middlemount Mine. Because that entity is accounted for as an unconsolidated equity affiliate, 2020 tons sold from that mine, which totaled 3.2 million tons (on a 100% basis), have been excluded from the table above.
(7)Mine ceased production in December 2020, with sales continuing into January 2021.
(8)Mine ceased production in December 2019, with sales continuing throughout April 2020.
Refer to the “Summary of Coal Production and Sulfur Content of Assigned Reserves” table within Part I, Item 2. “Properties,” which is incorporated by reference herein, for additional information regarding coal reserves, product characteristics and production volume associated with each mine.

Peabody Energy Corporation	2020 Form 10-K	5

Coal Supply Agreements
Customers. Our coal supply agreements are primarily with electricity generators, industrial facilities and steel manufacturers. Most of our sales from our mining operations are made under long-term coal supply agreements (those with initial terms of one year or longer and which often include price reopener and/or extension provisions). A smaller portion of our sales from our mining operations are made under contracts with terms of less than one year, including sales made on a spot basis. Sales under long-term coal supply agreements comprised approximately 89%, 88% and 87% of our worldwide sales from our mining operations (by volume) for the years ended December 31, 2020, 2019 and 2018, respectively. A recent trend has been for our customers under long-term coal supply agreements to seek contracts of shorter duration.
For the year ended December 31, 2020, we derived 32% of our revenues from coal supply agreements from our five largest customers. Those five customers were supplied primarily from 28 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2021 to 2026. Our largest customer in 2020 contributed revenue of approximately $264 million, or approximately 9% of our total revenues from coal supply agreements, and has contracts expiring at various times from 2021 to 2023.
Backlog. Our sales backlog, which includes coal supply agreements subject to price reopener and/or extension provisions, was approximately 264 million and 327 million tons of coal as of January 1, 2021 and 2020, respectively. Contracts in backlog have remaining terms ranging from one to six years and represent approximately two years of production based on our 2020 production volume of 128.8 million tons. Approximately 62% of our backlog is expected to be filled beyond 2021.
Seaborne Mining Operations. Revenues from our Seaborne Thermal Mining and Seaborne Metallurgical Mining segments represented approximately 42%, 45% and 48% of our total revenues from coal supply agreements for the years ended December 31, 2020, 2019 and 2018, respectively, during which periods the coal mining activities of those segments contributed respective amounts of 19%, 17% and 16% of our sales volumes from mining operations. Our production is primarily sold into the seaborne thermal and metallurgical markets, with a majority of those sales executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and our typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a quarterly, spot or index basis. For our seaborne mining operations, the portion of sales volume under contracts with a duration of less than one year represented 39% in 2020.
U.S. Thermal Mining Operations. Revenues from our Powder River Basin Mining and Other U.S. Thermal Mining segments, in aggregate, represented approximately 58%, 55% and 52% of our revenues from coal supply agreements for the years ended December 31, 2020, 2019 and 2018, respectively, during which periods the coal mining activities of those segments contributed respective aggregate amounts of approximately 81%, 83% and 84% of our sales volumes from mining operations. We expect to continue selling a significant portion of coal production from our U.S. thermal mining segments under existing long-term supply agreements. Certain customers utilize long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Our approach is to selectively renew, or enter into new, long-term supply agreements when we can do so at prices and terms and conditions we believe are favorable. However, recent trends indicate that customers may be less likely to enter into long-term supply agreements prospectively, driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing and the increased use of renewable energy sources.
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

Peabody Energy Corporation	2020 Form 10-K	6

Export Facilities. We have generally secured our ability to transport coal in Australia through rail and port contracts and access to five east coast coal export terminals that are primarily funded through take-or-pay arrangements (refer to the “Liquidity and Capital Resources” section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our take-or-pay obligations). In Queensland, seaborne thermal and metallurgical coal from our mines is exported through the Dalrymple Bay Coal Terminal, in addition to the Abbot Point Coal Terminal used by our joint venture Middlemount Mine. In New South Wales, our primary ports for exporting thermal and metallurgical coal are at Port Kembla and Newcastle, which includes both the Port Waratah Coal Services terminal and the terminal operated by Newcastle Coal Infrastructure Group. We have secured our ability to transport coal from our Shoal Creek Mine under barge and port contracts; the primary port is the McDuffie Terminal in Mobile, Alabama, which we utilize without a take-or-pay arrangement.
Our U.S. thermal mining operations exported less than 1% and approximately 1% of its annual tons sold during the years ended December 31, 2019 and 2018, respectively. No tons were exported during the year ended December 31, 2020. The primary ports used for U.S. thermal exports are the United Bulk Terminal near New Orleans, Louisiana, the St. James Stevedoring Anchorages terminal in Convent, Louisiana and the Kinder Morgan terminal near Houston, Texas.
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
In situations where we have elected to concentrate a large portion of our purchases with one supplier, it has been to take advantage of cost savings from larger volumes of purchases, benefit from long-term pricing for parts and ensure security of supply. Supplier concentration related to our mining equipment also allows us to benefit from fleet standardization, which in turn improves asset utilization by facilitating the development of common maintenance practices across our global platform, enhancing our flexibility to move equipment between mines and reduce working capital through inventory optimization.
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
Competition
Demand for coal and the prices that we will be able to obtain for our coal are highly competitive and influenced by factors beyond our control, including but not limited to global economic conditions; the demand for electricity and steel; the cost of alternative sources; the impact of weather on heating and cooling demand; taxes and environmental regulations imposed by the U.S. and foreign governments.
Thermal Coal
Demand for our thermal coal products is impacted by economic conditions; demand for electricity, which is impacted by energy efficient products; and the cost of electricity generation from coal and alternative forms of generation. Our products compete with producers of other forms of electricity generation, including natural gas, oil, nuclear, hydro, wind, solar and biomass, that provide an alternative to coal use. The use and price of thermal coal is heavily influenced by the availability and relative cost of alternative fuel sources and the generation of electricity utilizing alternative fuels, with customers focused on securing the lowest cost fuel supply in order to coordinate the most efficient utilization of generating resources in the economic dispatch of the power grid at the most competitive price. Regulatory policies and environmental, social and governance considerations can also have an impact on generation choices and coal consumption.

Peabody Energy Corporation	2020 Form 10-K	7

In the U.S., natural gas is highly competitive (along with other alternative fuel sources) with thermal coal for electricity generation. The competitiveness of natural gas has been strengthened by accelerated growth in domestic natural gas production and new natural gas combined cycle generation capacity, as well as comparatively low natural gas prices (versus historic levels). The Henry Hub Natural Gas Prompt Price averaged $2.13 per mmBtu in 2020, versus $2.53 and $3.07 per mmBtu in 2019 and 2018, respectively. The growth in domestic natural gas production and logistical constraints has led to discounts for regional gas prices versus the Henry Hub price, further driving lower natural gas price trends. In addition, the competitiveness of other alternative fuel sources for electricity generation has been strengthened by the growth of low-cost and government subsidized generation fueled by other alternative fuel sources. These pressures, coupled with increasing regulatory burdens, have contributed to a significant number of coal plant retirements. During 2020, approximately 11 gigawatts of U.S. coal power capacity was retired, and since 2010, U.S. coal power capacity has fallen by more than thirty percent.
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
In addition to our alternative fuel source competitors, our principal U.S. direct coal supply competitors (listed alphabetically) are other large coal producers, including Alliance Resource Partners, American Consolidated Natural Resources, Inc., Arch Resources, Inc., CONSOL Energy, Eagle Specialty Materials LLC, Foresight Energy, Hallador Energy, Kiewit, and Navajo Transitional Energy Company LLC, among others. Major international direct coal supply competitors (listed alphabetically) include Adaro Energy, Anglo American plc, BHP, Bumi Resources, China Shenhua Energy, Coal India Limited, Drummond Company, Glencore, South32, SUEK, Whitehaven Coal Limited and Yancoal Australia Ltd, among others.
Metallurgical Coal
Demand for our metallurgical coal products is impacted by economic conditions; government policies; demand for steel; and competing technologies used to make steel, some of which do not use coal as a manufacturing input, such as electric arc furnaces. We compete on the basis of coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support and reliability of supply.
Seaborne metallurgical coal import demand can be significantly impacted by the availability of domestic coal production, particularly in leading metallurgical coal import countries such as China, among others, and the competitiveness of seaborne metallurgical coal supply from leading metallurgical coal exporting countries of Australia, the U.S., Russia, Canada, Mongolia and Mozambique, among others.
Major international direct competitors (listed alphabetically) include Anglo American, Arch Resources, Inc., BHP, Glencore, Jellinbah, KRU, Shanxi Coking Coal Group, Teck Resources, Warrior Met Coal, Whitehaven Coal Limited and Yancoal Australia Ltd, among others.
Cybersecurity Risk Management
We use digital technology to conduct our business operations and engage with our customers, vendors and partners. As we implement newer technologies such as cloud, analytics, automation and “internet of things,” the threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct increase. To address the risk, we continue to evolve our risk management approach in an effort to continually assess and improve our cybersecurity risk detection, deterrence and recovery capabilities. Our cybersecurity strategy emphasizes reduction of cyber risk exposure and continuous improvement of our cyber defense and resilience capabilities. These include: (i) proactive management of cyber risk to ensure compliance with contractual, legal and regulatory requirements, (ii) performing due diligence on third parties to ensure they have sound cybersecurity practices in place, (iii) ensuring essential business services remain available during a business disruption, (iv) implementing data policies and standards to protect sensitive company information and (v) exercising cyber incident response plans and risk mitigation strategies to address potential incidents should they occur. For more information regarding the risks associated with these matters, see “Item 1A. Risk Factors.”

Peabody Energy Corporation	2020 Form 10-K	8

Human Capital
We had approximately 4,600 employees as of December 31, 2020, including approximately 3,500 hourly employees. Additional information on our employees and related labor relations matters is contained in Note 22. “Management — Labor Relations” to the accompanying consolidated financial statements, which information is incorporated herein by reference. During the year ended December 31, 2020, we reduced our global headcount by nearly 2,000 employees, in both operational and non-operational positions, representing approximately 30% of our workforce. The reductions were made in connection with our cost repositioning efforts to appropriately align our cost structure and optimize our coal production relative to prevailing market conditions.
As of December 31, 2020, approximately 2,900 of our employees are located in the U.S., with the remainder primarily located in Australia. About 92% of our team members work for mine operations in the U.S. and Australia, while the remaining are employed at our global headquarters in St. Louis or other business offices.
We strive to create a strong, united workforce with a commitment to safety as a way of life. In 2020, we achieved a global safety incidence rate of 1.67 incidents per 200,000 hours worked, which was 43% better than the 2019 U.S. industry average incidence rate of 2.93 incidents per 200,000 hours worked per the Mine Safety and Health Administration (MSHA).
We offer an inclusive work environment and engage, recognize and develop employees. We seek a workforce that is comprised of diverse backgrounds, thoughts and experiences. Our company strives to attract and retain the best people, develop their potential and align their skills to important initiatives and activities. We believe in fostering an inclusive work environment built on mutual trust, respect and engagement. We invest in our employees through health and wellness programs, competitive total rewards and development opportunities.
The typical Peabody employee has approximately nine years of experience with the company, and more than 60% of all Peabody employees remain employed with the company for more than five years. We offer a variety of learning events, including mentoring and development programs to aid our employees in their career growth. During the past five years, approximately 36% of open positions and 70% of director and above positions have been filled by internal candidates through promotions and lateral career development opportunities.
Information About Our Executive Officers
Set forth below are the names, ages and positions of our executive officers. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Age (1)	Position (1)
Glenn L. Kellow	53	President and Chief Executive Officer
Mark A. Spurbeck	47	Executive Vice President and Chief Financial Officer
Scott T. Jarboe	47	Chief Legal Officer and Corporate Secretary
Darren R. Yeates	60	Executive Vice President and Chief Operating Officer
Paul V. Richard	61	Senior Vice President and Chief Human Resources Officer
Marc E. Hathhorn	50	President - Australian Operations
Kemal Williamson	61	President - U.S. Operations
(1)     As of February 16, 2021.
Glenn L. Kellow was named our President and Chief Operating Officer in August 2013; our President, Chief Executive Officer-elect and a director in January 2015; and our President and Chief Executive Officer in May 2015. Mr. Kellow’s career experience enables him to provide the Company with valuable insights from miner, competitor fuel and industrial customer perspectives. From 1985 to 2013, he worked for BHP Ltd. in the United States, Australia and South America. Mr. Kellow has held chief executive leadership, operating and financial roles in global business in the coal, copper, nickel, aluminum, steel, oil and gas sectors. He serves as a Vice Chairman of the U.S. National Mining Association and a director and former Chairman of the World Coal Association. Mr. Kellow is a graduate of the Advanced Management Program at the University of Pennsylvania’s Wharton School of Business and holds a Master of Business Administration Degree and a Bachelor’s Degree in Commerce from the University of Newcastle. He also holds an honorary Doctor of Science degree from the South Dakota School of Mines and Technology.

Peabody Energy Corporation	2020 Form 10-K	9

Mark A. Spurbeck was named our Executive Vice President and Chief Financial Officer in June 2020, after serving in an interim capacity from January 2020 through June 2020. He oversees finance, treasury, tax, internal audit, financial reporting, financial planning, risk and mine finance, corporate accounting functions and investor relations and corporate communications. Mr. Spurbeck has more than 25 years of accounting and financial experience, most recently serving as the Company’s Senior Vice President and Chief Accounting Officer from early 2018 to January 2020. Prior to joining Peabody, Mr. Spurbeck served as Vice President of Finance and Chief Accounting Officer at Coeur Mining, Inc., a diversified precious metals producer, from March 2013 to January 2018. He also previously held multiple financial positions at Newmont Mining Corporation, a leading gold and copper producer, First Data Corporation, a financial services company, and Deloitte LLP, an international accounting, tax and advisory firm. Mr. Spurbeck is a Certified Public Accountant and holds a Bachelor’s Degree in Accounting from Hillsdale College.
Scott T. Jarboe was named our Chief Legal Officer and Corporate Secretary in March 2020. In this role, he has executive responsibility for providing comprehensive legal counsel for Peabody’s business activities and leads the Company’s global legal and compliance functions. Mr. Jarboe joined Peabody in 2010 and has served in a variety of legal roles. He most recently led the Litigation, Disputes and Labor & Employment activities for Peabody. Prior to joining Peabody, Mr. Jarboe practiced law with Husch Blackwell LLP and Bryan Cave LLP. Mr. Jarboe holds a Bachelor of Arts Degree from the University of Kansas, a Master’s Degree from the University of Missouri – Kansas City and a Juris Doctor degree from Washington University School of Law.
Darren R. Yeates was named our Executive Vice President and Chief Operating Officer in October 2020. He has executive responsibility for operations, sales and marketing and technical services. Mr. Yeates has over 35 years of mining industry experience. From May 2018 to December 2019, Mr. Yeates served as Chief Operating Officer of MACH Energy Australia, a developer and supplier of thermal coal to both the Australian domestic and Asian export markets. From January 2014 until June 2016, Mr. Yeates served as the Chief Executive Officer of GVK Hancock Coal, a joint venture developing the vast potential of the Galilee Basin in Central Queensland. Prior to that, he spent over 22 years with Rio Tinto, a global mining group, including as Acting Managing Director and Chief Operating Officer for Coal Australia, General Manager Ports and Infrastructure for Pilbara Iron and General Manager Tarong Coal. Prior to joining Rio Tinto, Mr. Yeates worked for six years for BHP, a mining, metals and petroleum company, in coal operations and metalliferous exploration. Mr. Yeates has a Bachelor of Engineering (Mining) from the University of Queensland, a Graduate Diploma in Management from the University of Central Queensland and a Graduate Diploma of Applied Finance and Investment from the Securities Institute of Australia. He has an Executive MBA from the Monash Mt Eliza Business School and is a Fellow of the Australian Institute of Company Directors.
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

Peabody Energy Corporation	2020 Form 10-K	10

Kemal Williamson was named our President - Americas in October 2012 and his title was updated to President - U.S. Operations in June 2019. He has executive responsibility for our U.S. operating platform, which includes overseeing the areas of health and safety, operations, product delivery and support functions. Mr. Williamson has more than 30 years of experience in mining engineering and operations roles across North America and Australia. He most recently served as Group Executive of Operations for the Peabody Energy Australia operations. He also has held executive leadership roles across project development, as well as in positions overseeing our Powder River Basin and Other U.S. Thermal operations. Mr. Williamson joined us in 2000 as Director of Land Management. Prior to that, he served for two years at Cyprus Australia Coal Corporation as Director of Operations and managed coal operations in Australia for half a decade. He also has mining engineering, financial analysis and management experience across Colorado, Kentucky and Illinois. Mr. Williamson holds a Bachelor of Science Degree in Mining Engineering from Pennsylvania State University as well as a Master of Business Administration Degree from the Kellogg School of Management, Northwestern University in Evanston, Illinois.
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
We recognized expense related to the tax of $53.3 million, $31.4 million and $78.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Peabody Energy Corporation	2020 Form 10-K	11

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
Temporary Enforcement Policy. On March 26, 2020, the United States Environmental Protection Agency (EPA) announced a temporary policy regarding EPA enforcement of environmental legal obligations as a result of the COVID-19 pandemic. (COVID-19 Implications for EPA’s Enforcement and Compliance Assurance Program). Under the temporary policy, the EPA exercised enforcement discretion for certain noncompliance events that occurred during the period of time that the temporary policy was in effect and that resulted from the COVID-19 pandemic. The EPA’s temporary policy did not provide leniency for intentional criminal violations of law and imposed conditions on any violation that may result in “acute risk or an imminent threat to human health or the environment.” The policy also did not apply to activities that were carried out under Superfund and Resource Conservation and Recovery Act (RCRA) Corrective Action enforcement instruments. The EPA's temporary policy became effective on March 13, 2020 and remained in effect until August 31, 2020.
Surface Mining Control and Reclamation Act. In the U.S., the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement (OSMRE), established mining, environmental protection and reclamation standards for surface mining and underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSMRE or from the respective state regulatory authority. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority, with oversight from OSMRE. States in which we have active mining operations have achieved primacy control of enforcement through federal authorization. In Arizona, where we will be performing reclamation work on tribal lands, we are regulated by the OSMRE because the tribes do not have SMCRA authorization.
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
Our total reclamation bonding requirements in the U.S. were $1,139.3 million as of December 31, 2020. The bond requirements for a mine represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state or OSMRE. Our asset retirement obligations calculated in accordance with generally accepted accounting principles for our U.S. operations were $502.8 million as of December 31, 2020. The bond requirement amount for our U.S. operations significantly exceeds the financial liability for final mine reclamation because the asset retirement obligation liability is discounted from the end of the mine’s economic life to the balance sheet date in recognition that the final reclamation cash outlay is projected to be a number of years away. The bond amount, in contrast with the asset retirement obligation, presumes reclamation begins immediately, as well as different assumptions related to the cost of equipment and services utilized in the reclamation process.
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

Peabody Energy Corporation	2020 Form 10-K	12

The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically based on changes in federal legislation. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2012 through September 30, 2021, the fee is $0.28 and $0.12 per ton of surface-mined and underground-mined coal, respectively. We recognized expense related to the fees of $28.4 million, $36.5 million and $40.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
In 2009, the EPA adopted revised rules to add more stringent PM emissions limits for coal preparation and processing plants constructed or modified after April 28, 2008. 74 Fed. Reg. 51,950 (Oct. 8, 2009). The PM NAAQS was thereafter revised and made more stringent in 2012. In 2015, the EPA issued a final rule setting the ozone NAAQS at 70 parts per billion (ppb). (80 Fed. Reg. 65,292 (Oct. 25, 2015)). The primary ozone standard was upheld by the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) in Murray Energy v. EPA, (D.C. Cir. 2019), Slip Op. 15-1385. The court, however, remanded the secondary ozone NAAQS standard to the EPA and vacated a “grandfathering” provision concerning the use of the prior ozone NAAQS in certain permitting actions.
The Clean Air Act requires the EPA to review NAAQS every five years to determine whether revision to current standards are appropriate. 42 U.S.C. §7409(d). As part of this recurring review process, the EPA proposed to retain the ozone standards promulgated in 2015, including current secondary standards. 85 Fed. Reg. 49,830 (Aug. 14, 2020).
The EPA also proposed to retain the PM standards promulgated in 2012 (85 Fed. Reg. 24,094 (Apr. 30, 2020)). On December 18, 2020, the EPA issued a final rule to retain both the primary annual and 24-hour PM standards for fine particulate matter (PM2.5) and the primary 24-hour standard for coarse particulate matter (PM10) and secondary PM10 standards. On December 31, 2020, the EPA issued a final rule to retain the current primary and secondary ozone standards. 85 Fed. Reg. 87,256 (Dec. 31, 2020).
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
The CAA also indirectly, but significantly, affects the U.S. coal industry by extensively regulating the air emissions of SO2, nitrogen oxides, mercury, PM and other substances emitted by coal-fueled electricity generating plants, imposing more capital and operating costs on such facilities. In addition, other CAA programs may require further emission reductions to address the interstate transport of air pollution or regional haze. The air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the Acid Rain Program, interstate transport rules such as the Cross-State Air Pollution Rule (CSAPR) and the CSAPR Update Rule, New Source Performance Standards (NSPS), Maximum Achievable Control Technology (MACT) emissions limits for Hazardous Air Pollutants, the Regional Haze program and source permitting programs, including requirements related to New Source Review.
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

Peabody Energy Corporation	2020 Form 10-K	13

This rule requires that newly-constructed fossil fuel-fired steam generating units achieve an emission standard for carbon dioxide of 1,400 lb carbon dioxide per megawatt-hour gross output (CO2/MWh-gross). The standard (known as the Best System of Emission Reduction (BSER)) is based on the performance of a supercritical pulverized coal boiler implementing partial carbon capture, utilization and storage (CCUS). Modified and reconstructed fossil fuel-fired steam generating units must implement the most efficient generation achievable through a combination of best operating practices and equipment upgrades, to meet an emission standard consistent with best historical performance. Reconstructed units must implement the most efficient generating technology based on the size of the unit (supercritical steam conditions for larger units, to meet a standard of 1,800 lb CO2/MWh-gross, and subcritical conditions for smaller units to meet a standard of 2,000 lb CO2/MWh-gross).
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
On December 20, 2018, the EPA proposed to revise the 2015 NSPS to modify the minimum requirements for newly constructed coal-fired units from partial carbon capture and storage to efficiency-based standards. (83 Fed. Reg. 65,424 (Dec. 20, 2018)). In contrast to the 2015 rule, the proposed rule defined BSER as the most efficient demonstrated steam cycle in combination with the best operating practices. The EPA indicated that the primary reason for revising BSER was the high cost and limited geographic availability of carbon capture and storage technology. Status reports filed with the D.C. Circuit in North Dakota v. EPA indicate that litigation on the 2015 rule should remain in abeyance pending the EPA’s action on the proposed rule. On January 13, 2021, the EPA promulgated a final rule which did not address BSER, but rather finalized a pollutant-specific significant contribution determination for greenhouse gas emissions from EGUs of 3%. Thus, the NSPS remains in effect. (86 Fed. Reg. 2,542 (Jan. 13, 2021)).
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
In October 2017, the EPA proposed to repeal the CPP. (82 Fed. Reg. 48,035 (Oct. 16, 2017)). In August 2018, the EPA issued a proposed rule to replace the CPP, with the Affordable Clean Energy (ACE) Rule. (83 Fed. Reg. 44,746 (August 31, 2018)). On June 19, 2019, the EPA issued a combined package that finalized the CPP repeal rule as well as the replacement rule, ACE. (Repeal of the Clean Power Plan; Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units; Revisions to Emission Guidelines Implementing Regulations, 84 Fed. Reg. 32,520 (July 8, 2019)). The ACE rule sets emissions guidelines for greenhouse gas emissions from existing EGUs based on a determination that efficiency heat rate improvements constitute the BSER. The EPA’s final rule also revises the CAA Section 111(d) regulations to give the states greater flexibility on the content and timing of their state plans.
Based on the EPA’s final rules repealing and replacing the CPP, petitioners in the D.C. Circuit matter seeking review of CPP, including Peabody, filed a motion to dismiss, which the court granted in September 2019.

Peabody Energy Corporation	2020 Form 10-K	14

Numerous petitions for review challenging the ACE Rule were filed in the D.C. Circuit and consolidated in American Lung Association v. EPA (No. 19-1140 (D.C. Cir.)). This litigation has been fully briefed and oral argument before a 3-judge panel of the D.C. Circuit was held on October 8, 2020. The oral argument was organized around four issue areas concerning the EPA’s repeal of the CPP, the EPA’s authority to regulate power plants under the CAA, whether the ACE rule properly interpreted and applied the CAA and the treatment of biomass in the ACE Rule. On January 19, 2021, the panel held that the ACE Rule and its repeal of the CPP were to be vacated and remanded to the EPA. It also vacated amendments to the implementing regulations that extended the compliance timeline.
EPA’s Greenhouse Gas Permitting Regulations for Major Emission Sources. In May 2010, the EPA published final rules requiring permitting and control technology requirements for greenhouse gases under the Prevention of Significant Deterioration (PSD) and Title V permitting programs that apply to stationary sources of air pollution. The EPA determined that these requirements were “triggered” by the EPA’s prior regulation of greenhouse gases from motor vehicles. These rules were subsequently upheld by the D.C. Circuit on June 26, 2012. On June 23, 2014, however, the U.S. Supreme Court ruled that the EPA could not require PSD and Title V permitting for greenhouse gases emitted from stationary sources if those sources were not otherwise considered to be “major sources” of conventional pollutants for purposes of PSD and Title V (known as Step 2 sources). In accordance with that decision, the D.C. Circuit vacated the federal regulations that implemented Step 2 of the Greenhouse Gas Tailoring Rule in 2015. Subsequently, the EPA removed the vacated elements from its rules to ensure that neither the PSD nor Title V rules require a source to obtain a permit solely because the source emits or has the potential to emit greenhouse gases above the applicable thresholds. The EPA therefore no longer has the authority to conduct PSD permitting for Step 2 sources, nor can the EPA approve provisions submitted by a state for inclusion in its state implementation plan providing this authority.
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
In 2018, the EPA issued another determination that the existing CSAPR Update Rule fully addressed the CAA’s “good neighbor” requirements for 20 states with respect to the 2008 NAAQS for ground-level ozone. (83 Fed. Reg. 65,878 (Dec. 21, 2018)). This determination was also challenged in the D.C. Circuit (No. 19-1019). On October 1, 2019, the D.C. Circuit issued a judgment vacating this rule on the basis of the court’s decision in Wisconsin v. EPA. Additional litigation concerning the interstate transport of air pollution and the EPA’s response under the Clean Air Act continues. In Maryland v. EPA (No. 18-1285), the D.C. Circuit upheld EPA determinations that upwind states had not met their burden in seeking relief from transported air pollution under the same Clean Air Act provisions at issue in Wisconsin. In New York v. EPA, No. 19-1231 (D.C. Cir., July 14, 2020), the D.C. Circuit vacated the EPA’s denial of a Clean Air Act section 126 petition requesting that the Agency find approximately 350 sources of nitrogen oxides in nine States were contributing significantly to nonattainment in the New York Metropolitan Area. The court remanded the denial to the EPA for further proceedings consistent with the court’s opinion.
EPA has proposed a rule to address the court’s remand in Wisconsin as well as NOx emissions in 21 states targeted by the CSAPR Update Rule. 85 Fed. Reg. 68,964 (Oct. 30, 2020). The proposed rule would find that 9 of the states identified do not significantly contribute to downwind nonattainment and/or maintenance issues and therefore do not need additional emission reductions. For the 12 other states, EPA has proposed to adjust state NOx budgets downward and create a new emission trading program.
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

Peabody Energy Corporation	2020 Form 10-K	15

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
On December 27, 2018, the EPA issued a proposed revised Supplemental Cost Finding for the MATS rule that would revoke the determination that regulating HAPs from coal-fired power plants is “appropriate and necessary” under Section 112(n)(1)(A) of the CAA. The proposed finding was based on an EPA assessment that health and environmental benefits from the MATS rule were not directly related to mercury pollution and should not be included in the benefit portion of the analysis. A final rule reversing EPA’s 2016 Supplemental Finding and determining, in lieu, that it is not “appropriate and necessary” to regulate HAP emissions from coal- and oil-fired power plants was promulgated in May 2020. 85 Fed. Reg. 31,286 (May 22, 2020). This rule also finalized residual risk and technology review standards for the coal- and oil-fired EGU source category. Both actions have been challenged in the D.C. Circuit. See American Academy of Pediatrics et al. v. Wheeler, No. 20-1221 (D.C. Cir.), Air Alliance Houston, et al v. EPA, No. 20-1268 (D.C. Cir.).
Federal Coal Leasing Moratorium. President Trump’s Executive Order on Promoting Energy Independence and Economic Growth (EI Order), signed on March 28, 2017, lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the EI Order, the Interior Secretary issued Order 3349 ending the federal coal leasing moratorium. Environmental groups took the issue to court (District of Montana) and in April 2019, the Court held the lifting of the moratorium triggered National Environmental Policy Act (NEPA) review. On May 22, 2020, the Court held that the Department of the Interior’s issuance of an Environmental Assessment and Finding of No Significant Impact (FONSI) remedied the prior NEPA violations. Environmental groups have since amended their complaint to challenge the Environmental Assessment and FONSI, and the litigation remains pending.
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
States are empowered to develop and apply water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Standards vary from state to state. Additionally, through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. On June 1, 2020, the EPA issued a final rule intended to clarify the scope of the state or tribal regulators’ authority that could in effect limit state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances.

Peabody Energy Corporation	2020 Form 10-K	16

New Source Review (NSR). The Clean Air Act imposes permitting requirements when a new source undergoes construction or when an existing source is reconstructed or undergoes a major modification. These requirements are contained in the Clean Air Act’s PSD and Nonattainment New Source Review programs, generally referred to as NSR. On March 25, 2020, the EPA released a draft guidance document that would allow power plants, refineries and other sources of emissions to begin certain construction activities while still awaiting a permit under the NSR program. Under the EPA’s revised interpretation, a source owner or operator may, prior to obtaining a NSR permit, undertake physical on-site activities, including activities that may significantly alter the site and/or are permanent in nature, provided that those activities do not constitute physical construction on an emissions unit. The comment period on the draft memo ended May 11, 2020. On August 4, 2020, the EPA released a guidance memorandum concerning implementation of plantwide applicability limitations (PALs) (Guidance on Plantwide Applicability Limitation Provisions Under the New Source Review Regulations). PALs allow sources to make physical and operational changes under a plantwide emission limit without “triggering” NSR.
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
CWA Definition of “Waters of the United States”. A final rule defining the scope of waters protected under the CWA (commonly called the Waters of the United States, or WOTUS) (WOTUS Rule), was published by the EPA and the Corps in June 2015. Several states and others subsequently filed lawsuits challenging the 2015 WOTUS Rule, and eventually that rule was preliminarily enjoined in over half of the country. On October 22, 2019, the EPA and the Corps jointly published a final rule, which became effective on December 23, 2019, repealing the 2015 WOTUS Rule and recodifying the regulatory definitions of WOTUS that existed prior to the implementation of the WOTUS Rule. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule to revise the definition of “Waters of the United States” and thereby establish the scope of federal regulatory authority under the CWA. A federal district judge in Colorado preliminarily enjoined the Navigable Waters Protection Rule in the State of Colorado on June 19, 2020. The new rule took effect in all other states on June 22, 2020, but the pre-2015 definitions apply in Colorado. Litigation over both the 2019 repeal rule and the 2020 Navigable Waters Protection Rule remains pending in several federal district courts.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. On September 30, 2015, the EPA published a final rule setting new or additional requirements for various wastewater discharges from steam electric power plants. The rule set zero discharge requirements for some waste streams, as well as new, more stringent limits for arsenic, mercury, selenium and nitrogen applicable to certain other waste streams. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit agreed with environmental groups that the portions of the rule regulating legacy wastewater and residual combustion leachate are unlawful. The Court vacated those portions of the rule. The EPA has not yet determined how to address the vacated portions of the 2015 rule following the Fifth Circuit’s decision. Separately, on October 13, 2020, the EPA issued a final rule revising the technology-based effluent limitations guidelines and standards for the steam electric power generating point source category applicable to flue gas desulfurization wastewater and bottom ash transport water. As finalized, the revised effluent limitations guidelines could significantly increase costs for many coal-fired steam electric power plants.
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

Peabody Energy Corporation	2020 Form 10-K	17

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. On December 19, 2014, the EPA announced the final rule on coal combustion residuals (CCR or coal ash). As finalized, the rule continues the exemption of CCR from regulation as a hazardous waste, but does impose new requirements at existing CCR surface impoundments and landfills that will need to be implemented over a number of different time-frames in the coming months and years, as well as at new surface impoundments and landfills. Generally, EPA-imposed requirements will increase the cost of CCR management, but not as much as if the rule had regulated CCR as hazardous.
Proposed Rule for Disposal of CCR from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country, and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. The EPA expects to issue a final rule around May 2021. Separately, on August 28, 2020, the EPA finalized certain amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. The EPA is still deciding how to further revise the 2015 rule to address the remainder of the court decision, and the EPA expects to issue a proposed rule in the summer of 2021. Generally, EPA-imposed requirements will increase the cost of CCR management, but not as much as if the rule had regulated CCR as hazardous.
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
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on our costs or our ability to mine some of our properties in accordance with our current mining plans. The Department of the Interior issued three proposed rules in 2018 aiming to streamline and update the ESA. The three final rules became effective on September 26, 2019 and are currently the subject of a pending legal challenge filed in the U.S. District Court for the Northern District of California by a coalition of 18 states.
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
Federal Report on Climate Change. On November 23, 2018, the U.S. Global Change Research Program, a working group comprised of 13 U.S. governmental departments and agencies, issued the Fourth National Climate Assessment. The report lists the observed effects of “increasing greenhouse gas concentrations on Earth’s climate” and enumerates the impacts of those observed effects. The report also discusses the alternatives for reducing the impacts of climate-related risks, including through mitigation and adaptation. While there are no explicit regulatory actions that flow from the issuance of the report, both the legislative and executive branches of government may rely on its conclusions to shape and justify policies and actions going forward. A Fifth National Climate Assessment is currently in development with an anticipated publication date in 2023.

Peabody Energy Corporation	2020 Form 10-K	18

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
Following the May 2020 destruction of caves at the Juukan Gorge in the Pilbara region of Western Australia by an iron ore mining operation, the Federal Government established a Senate Inquiry. The Inquiry’s terms of reference include reviewing the effectiveness and adequacy of state and federal laws in relation to Aboriginal and Torres Strait Islander cultural heritage in each of the Australian jurisdictions; and how these cultural heritage laws might be improved to guarantee the protection of culturally and historically significant sites. The Inquiry was due to finalize its report by December 9, 2020. The reporting deadline for the final report has been extended to October 2021 and instead the Joint Standing Committee released its interim report in December 2020. The interim report focused specifically on Western Australia but the next phase of the Inquiry will be expanded to encompass other Australian states and territories, both with a view to address particular issues and to develop a nationally consistent response to heritage protection. The Inquiry’s findings and resultant legislation, if any, could potentially impact the Company’s mining permits or existing mine plans in an effort to mitigate against adverse impacts to such sites.
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

Peabody Energy Corporation	2020 Form 10-K	19

In February 2019, the New South Wales (NSW) Land and Environment Court (LEC) upheld the government’s denial of a planning approval for a non-Peabody coal mining project (Gloucester Resources Limited v. Minister for Planning). Although the approval was refused for other reasons, the judge in that case discussed ‘Scope 3’ greenhouse gas emissions resulting from the consumption of coal to be mined under the proposed project. Such emissions are often raised as a ground of objection to Australian mining projects, including our mining projects. For example, in a subsequent LEC decision (Australian Coal Alliance Incorporated v. Wyong Coal Pty Ltd), the approval of a coal mining project was confirmed after such emissions had been considered by the relevant authority. In August 2019, Peabody and Glencore received approval from the NSW Independent Planning Commission (IPC) for the United Wambo project, subject to conditions (Export Conditions) requiring the joint venture to prepare an Export Management Plan setting out protocols for using all reasonable and feasible measures to ensure that any coal extracted from the mine that is to be exported from Australia is only exported to countries that are parties to the Paris Agreement (as defined below) or countries that the NSW Planning Secretary considers to have similar policies for reducing greenhouse gas emissions. The IPC subsequently approved another non-Peabody coal mining project (Rix’s Creek) without any Export Conditions. In October 2019, the NSW government introduced into Parliament proposed amendments to legislation and policy that would, if passed, have the effect of invalidating Export Conditions imposed on future NSW planning approvals, as well as no longer requiring consent authorities to consider ‘downstream emissions’ when assessing developments for the purposes of mining, petroleum production or extractive industry. The NSW government has announced changes to the IPC and planning system process which aims to improve timeframes and efficiencies for project approvals and providing more clarity on the IPC’s role in determining applications including seeking guidance on government policy. In June 2020, the NSW Government released its Strategic Statement on Coal Exploration and Mining in NSW which provides a high level framework for the government's policy approach to the future of the coal sector, as well as details of a streamlined strategic release process. The strategy identifies some potential areas for possible new coal exploration, areas that are ruled out for coal mining and areas where new coal exploration can only occur adjacent to an existing coal title via the Operational Allocation process. In December 2020, the NSW Government finalized and published the Guideline for the Competitive Allocation of Coal, which details the process for considering areas for coal exploration and allocating them by public tender.
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

Peabody Energy Corporation	2020 Form 10-K	20

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
Our reclamation bonding requirements in Australia were $312.6 million as of December 31, 2020. The bond requirements represent the calculated cost to reclaim the current operations of a mine if it ceases to operate in the current period less any discounts agreed with the state. The cost calculation for each bond must be completed according to the regulatory authority of each state. The costs associated with our Australian asset retirement obligations are calculated in accordance with generally accepted accounting principles and were $225.4 million as of December 31, 2020. The total bonding requirements for our Australian operations differ from the calculated costs associated with the asset retirement obligations because the costs associated with asset retirement obligations are discounted from the end of the mine’s economic life to the balance sheet date in recognition of the economic reality that reclamation is conducted progressively and final reclamation is projected to be a number of years away, whereas the bonding amount represents the cost of reclamation if a mine ceases to operate immediately as well as different costs assumptions.
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
Under significant reforms proposed by the NSW Resources Regulator in October 2020, all new and existing mines in NSW will be regulated by new standard rehabilitation conditions. The conditions will apply to all new and existing mining leases and focus on transparently requiring progressive mine site rehabilitation throughout the life of the mine. The draft Mining Amendment (Standard Conditions of Mining Leases - Rehabilitation) Regulation 2020 has been released for consultation. The new conditions would apply to all new mining leases and would be introduced into existing mining leases over a 12 to 24 month transition period. The conditions require (amongst other things) that the leaseholder must rehabilitate land and water in the mining area that is disturbed by activities under the mining lease as soon as reasonably practicable after the disturbance occurs. The proposed rehabilitation management plan for the mining area which must be prepared for large mines is intended to replace the current approach of preparing a mining operation plan.

Peabody Energy Corporation	2020 Form 10-K	21

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
In September 2020, Safe Work Australia (SWA) published its revised Workplace Exposure Standards (WES) for coal dust and silica based on toxicological information and other monitoring data. SWA have recommended exposure limits of 1.5 mg/m3 for coal dust (to apply from October 2022) and 0.05 mg/m3 for silica (to apply as soon as possible). In Queensland, the new workplace exposure standard for respirable crystalline silica (eight hour time-weighted average airborne concentration of 0.05 milligrams per cubic meter (mg/m3)) took effect from July 1, 2020. In New South Wales, the new respirable crystalline silica workplace exposure standard of 0.05 mg/m3 commenced on July 1, 2020. The respirable coal dust workplace exposure standard of 2.5 mg/m3 will be reduced to 1.5 mg/m3 commencing on February 1, 2021 and mines will need to report exceedances of the new exposure standard to the NSW Resources Regulator from this commencement date. NSW will be the first mining jurisdiction in Australia to implement an exposure standard for diesel particulate matter with the exposure standard of 0.1 mg/m3 to also commence on February 1, 2021

Peabody Energy Corporation	2020 Form 10-K	22

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
On May 20, 2020, the Queensland Parliament passed a bill into law that introduces the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are “senior officers” and companies in the mining industry. Individuals now face a maximum prison sentence of 20 years and companies could be fined up to approximately $13 million Australian dollars. This new law became effective July 1, 2020. The bill also introduced the requirement for statutory role holders to be employees of the coal mine operator entity with an 18-month transition period ending November 25, 2021.
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

Peabody Energy Corporation	2020 Form 10-K	23

Global Climate
In the U.S., Congress has considered legislation addressing global climate issues and greenhouse gas emissions, but to date, no such legislation has been signed into law. While it is possible that the U.S. will adopt legislation in the future, the timing and specific requirements of any such legislation are uncertain. In the absence of new U.S. federal legislation, the EPA has taken steps to regulate greenhouse gas emissions pursuant to the CAA. In response to the 2007 U.S. Supreme Court ruling in Massachusetts v. EPA, the EPA commenced several rulemaking projects as described under “Regulatory Matters - U.S.” In particular, in 2015, the EPA announced final rules (known as the CPP) for regulating carbon dioxide emissions from existing and new fossil fuel-fired EGUs. Twenty-seven states and governmental entities, as well as utilities, industry groups, trade associations, coal companies (including Peabody), and other entities, challenged the CPP in federal court. Implementation of the CPP was stayed by the U.S. Supreme Court pending resolution of its legal challenges. In October 2017, the EPA proposed to change its legal interpretation of section 111(d) of the CAA, the authority that the agency relied on for the original CPP. The EPA relied on the proposed reinterpretation until August 2018, when it proposed the Affordable Clean Energy Rule (the ACE Rule) to replace the CPP with a system where states would develop emissions reduction plans using BSER measures (essentially efficiency heat rate improvements), and the EPA would approve the state plans if they use EPA-approved candidate technologies. Changes in the NSR program were also proposed to allow efficiency improvements to be made without triggering NSR requirements. In September 2019, the ACE Rule, which provides states with the flexibility to regulate on a plant-by-plant basis with a focus on coal-fired EGUs, became effective and the CPP was repealed. Proposed revisions to the regulations under the NSR program that were part of the ACE proposal were separated and the EPA indicated that it intends to take final action on the proposed NSR program reforms at a later date. Following the effectiveness of the ACE Rule, the case challenging the CPP in federal court was dismissed as being moot. On January 19, 2021, the D.C. Circuit Court of Appeals held that the ACE Rule and its repeal of the CPP were to be vacated and remanded to the EPA. It also vacated amendments to the implementing regulations that extended the compliance timeline.
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
Increasingly, both foreign and domestic banks, insurance companies and large investors are curtailing or ending their financial relationships with fossil fuel-related companies. This has had adverse impacts on the liquidity and operations of coal producers.
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

Peabody Energy Corporation	2020 Form 10-K	24

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of greenhouse gas emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reductions contributions after the second commitment period ends in 2020 (the Paris Agreement). The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, including Australia, that account for at least 55% of global greenhouse gas emissions. On January 20, 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019.
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

Peabody Energy Corporation	2020 Form 10-K	25

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
We operate in a competitive and highly regulated industry that has experienced strong headwinds. Depressed coal prices have reduced our revenues, and sustained prices at current levels or further declines in coal prices will adversely affect our operating results and financial condition. Further declines in coal prices will adversely affect the value of our coal reserves.
Coal prices are dependent upon factors beyond our control, including:
•the demand for electricity and capacity utilization of electricity generating units (whether coal or non-coal);
•changes in the fuel consumption and dispatch patterns of electric power generators, whether based on economic or non-economic factors;
•the proximity, capacity and cost of transportation and terminal facilities;
•competition with and the availability, quality and price of coal and alternative fuels, including natural gas, fuel oil, nuclear, hydroelectric, wind, biomass and solar power;
•governmental regulations and taxes, including tariffs or other trade restrictions as well as those establishing air emission standards for coal-fueled power plants or mandating or subsidizing increased use of electricity from renewable energy sources;
•the strength of the global economy;
•the global supply and production costs of thermal and metallurgical coal;
•the demand for steel, which may lead to price fluctuations in the monthly and quarterly repricing of our metallurgical coal contracts;
•weather patterns, severe weather and natural disasters;
•regulatory, administrative and judicial decisions, including those affecting future mining permits and leases; and
•technological developments, including those related to alternative energy sources, those intended to convert coal-to-liquids or gas and those aimed at capturing, using and storing carbon dioxide.
Thermal coal accounted for the majority of our coal sales by volume during 2020 and 2019. The vast majority of our sales of thermal coal were to electric power generators. The demand for coal consumed for electric power generation is affected by many of the factors described above, but primarily by (i) the overall demand for electricity; (ii) the availability, quality and price of competing fuels, such as natural gas, nuclear fuel, oil and alternative energy sources; (iii) utilization of all electricity generating units (whether using coal or not), including the relative cost of producing electricity from multiple fuels, including coal; (iv) stringent environmental and other governmental regulations; and (v) the coal inventories of utilities. Gas-fueled generation has displaced and is expected to continue to displace coal-fueled generation (particularly from older, less efficient coal-fueled generation units) as current and potentially increasing regulatory costs and other factors impact the operating decisions of electric power generators. In addition, some electric power generators have made decisions to close coal-fueled generation units given ongoing pressure to shift away from coal generation. Many of the new power plants in the U.S. may be fueled by natural gas because gas-fired plants have been less expensive to construct, permits to construct these plants are easier to obtain based on emissions profiles, and electric power generators may face public and governmental pressure to generate a larger portion of their electricity from natural gas-fueled units and alternative energy sources. Increasingly stringent regulations along with stagnant electricity demand have also reduced the number of new power plants being built. These trends have reduced demand for our coal and the related prices. Any further reduction in the amount of coal consumed by electric power generators could reduce the volume and price of coal that we mine and sell.
We produce metallurgical coal that is used in the global steel industry. Metallurgical coal accounted for approximately 17% and 22% of our revenues in 2020 and 2019, respectively. Changes in governmental policies and regulations and changes in the steel industry, including the demand for steel, could reduce the demand for our metallurgical coal. Lower demand for metallurgical coal in international markets could reduce the amount of metallurgical coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

Peabody Energy Corporation	2020 Form 10-K	26

The balance between coal demand and supply, factoring in demand and supply of closely related and competing segments such as natural gas, both domestically and internationally, could materially reduce coal prices and therefore materially reduce our revenues and profitability. We compete with other fuel sources used for electricity generation, such as natural gas and renewables. Our seaborne products compete with other producers as well as other fuel sources. Declines in the price of natural gas could cause demand for coal to decrease and adversely affect the price of coal. Sustained periods of low natural gas prices or low prices for other fuels may also cause utilities to phase out or close existing coal-fueled power plants or reduce construction of new coal-fueled power plants. In the U.S., no new coal-fueled power plants are being constructed or reopened after closure. These closures could have a material adverse effect on demand and prices for our coal, thereby reducing our revenues and materially and adversely affecting our business and results of operations.
If a substantial number of our long-term coal supply agreements, including those with our largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, our revenues and operating profits could suffer if we are unable to find alternate buyers willing to purchase our coal on comparable terms to those in our contracts.
Most of our sales are made under coal supply agreements, which are important to the stability and profitability of our operations. The execution of a satisfactory coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract, particularly in the U.S. For the year ended December 31, 2020, we derived 32% of our revenues from coal supply agreements from our five largest customers. Those five customers were supplied primarily from 28 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2021 to 2026.
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
The operating profits we realize from coal sold under supply agreements depend on a variety of factors. In addition, price adjustment and other contract provisions may increase our exposure to short-term coal price volatility. If a substantial portion of our coal supply agreements were modified or terminated, we could be materially adversely affected to the extent that we are unable to find alternate buyers for our coal at the same level of profitability. Prices for coal vary by mining region and country. As a result, we cannot predict the future strength of the coal industry overall or by mining region and cannot provide assurance that we will be able to replace existing long-term coal supply agreements at the same prices or with similar profit margins when they expire. In addition, our revenue could be adversely affected by a decline in customer purchases (including contractually obligated purchases) due to lack of demand and oversupply, cost of competing fuels and environmental and other governmental regulations.

Peabody Energy Corporation	2020 Form 10-K	27

Risks inherent to mining could increase the cost of operating our business, and events and conditions that could occur during the course of our mining operations could have a material adverse impact on us.
Our mining operations are subject to conditions that can impact the safety of our workforce, delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include:
•elevated gas levels;
•fires and explosions, including from methane gas or coal dust;
•accidental mine water discharges;
•weather, flooding and natural disasters;
•hazardous events such as roof falls and high wall or tailings dam failures;
•seismic activities, ground failures, rock bursts or structural cave-ins or slides;
•key equipment failures;
•variations in coal seam thickness, coal quality, the amount of rock and soil overlying coal deposits, and geologic conditions impacting mine sequencing;
•delays in moving our longwall equipment;
•unexpected maintenance problems; and
•unforeseen delays in implementation of mining technologies that are new to our operations.
We maintain insurance policies that provide limited coverage for some of the risks referenced above, which may lessen the impact associated with these risks. However, there can be no assurance as to the amount or timing of recovery under our insurance policies in connection with losses associated with these risks.
Our take-or-pay arrangements could unfavorably affect our profitability.
We have substantial take-or-pay arrangements, predominately in Australia, totaling $1.2 billion, with terms ranging up to 22 years, that commit us to pay a minimum amount for rail and port commitments for the delivery of coal even if those commitments go unused. The take-or-pay provisions in these contracts sometimes allow us to apply amounts paid for subsequent deliveries, but these provisions have limitations and we may not be able to apply all such amounts so paid in all cases. Also, we may not be able to utilize the amount of capacity for which we have previously paid. Additionally, we may continue to deliver coal during times when it might otherwise be optimal to suspend operations because these take-or-pay provisions effectively convert a variable cost of selling coal to a fixed operating cost.
We may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets.
The value of our assets have from time to time been adversely affected by numerous uncertain factors, some of which are beyond our control, including unfavorable changes in the economic environments in which we operate; declining coal-fired electricity generation; lower-than-expected coal pricing; technical and geological operating difficulties; an inability to economically extract our coal reserves; and unanticipated increases in operating costs. During the years ended December 31, 2020 and 2019, the Company recorded $1,487.4 million and $270.2 million of impairment charges related to such factors, as further described in Note 3. “Asset Impairment” to the accompanying consolidated financial statements. These factors may trigger the recognition of additional impairment charges in the future, which could have a substantial impact on our results of operations.
Because of the volatile and cyclical nature of coal markets, it is reasonably possible that our current estimates of projected future cash flows from our mining assets may change in the near term, which may result in the need for adjustments to the carrying value of our assets.
We could be negatively affected if we fail to maintain satisfactory labor relations.
As of December 31, 2020, we had approximately 4,600 employees (excluding employees that were employed at operations classified as discontinued), which included approximately 3,500 hourly employees. We are party to labor agreements with various labor unions that represent certain of our employees. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. Approximately 29% of our hourly employees were represented by organized labor unions and generated approximately 18% of our coal production for the year ended December 31, 2020. Relations with our employees and, where applicable, organized labor are important to our success. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations or successfully negotiate contracts with our employees who are represented by unions, we could potentially experience labor disputes, strikes, work stoppages, slowdowns or other disruptions in production that could negatively impact our profitability.

Peabody Energy Corporation	2020 Form 10-K	28

We could be adversely affected if we fail to appropriately provide financial assurances for our obligations.
U.S. federal and state laws and Australian laws require us to provide financial assurances related to requirements to reclaim lands used for mining, to pay federal and state workers’ compensation, to provide financial assurances for coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations are to provide a third-party surety bond or provide a letter of credit. As of December 31, 2020, we had $1,633.6 million of outstanding surety bonds and $437.6 million of letters of credit with third parties in order to provide required financial assurances for post-mining reclamation, workers’ compensation and other insurance obligations, coal lease-related and other obligations and performance guarantees.
Our financial assurance obligations may increase or become more costly due to a number of factors, and surety bonds and letters of credit may not be available to us, particularly in light of some banks and insurance companies’ announced unwillingness to support thermal coal producers and other fossil fuel companies. Alternative forms of financial assurance such as self-bonding have been severely restricted or terminated in most of the regions where our mines reside. Our failure to retain, or inability to obtain, surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, could have a material adverse effect on us. That failure could result from a variety of factors including the following:
•lack of availability, higher expense or unfavorable market terms of new surety bonds, bank guarantees or letters of credit; and
•inability to provide or fund collateral for current and future third-party issuers of surety bonds, bank guarantees or letters of credit.
As further described in “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reached a surety transaction support agreement with the providers of 99% of its surety bond portfolio to resolve approximately $800 million in additional collateral demands made by the sureties. The sureties have agreed to a standstill through December 31, 2024, during which time, the sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves, or cancel any existing surety bond. Our failure to provide adequate collateral, or abide by other terms in the agreement, could invalidate the agreement and materially and adversely affect our business and results of operations.
Our failure to maintain adequate bonding would invalidate our mining permits and prevent mining operations from continuing, which could result in our inability to continue as a going concern.
Our mining operations are extensively regulated, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal.
The coal mining industry is subject to regulation by federal, state and local authorities with respect to matters such as:
•workplace health and safety;
•limitations on land use;
•mine permitting and licensing requirements;
•reclamation and restoration of mining properties after mining is completed;
•the storage, treatment and disposal of wastes;
•remediation of contaminated soil, sediment and groundwater;
•air quality standards;
•water pollution;
•protection of human health, plant-life and wildlife, including endangered or threatened species and habitats;
•protection of wetlands;
•the discharge of materials into the environment; and
•the effects of mining on surface water and groundwater quality and availability.
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

Peabody Energy Corporation	2020 Form 10-K	29

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
For additional information about the various regulations affecting us, see the sections entitled “Regulatory Matters —U.S.” and “Regulatory Matters — Australia.”
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
Additionally, our operations may be affected by sites within or near mining areas deemed to have cultural heritage significance to indigenous peoples, and our mining permits may be rescinded or modified, or our mining plans may be voluntarily adjusted, to mitigate against adverse impacts to such sites.
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

Peabody Energy Corporation	2020 Form 10-K	30

The enactment of future laws, the passage of regulations, or other executive orders regarding emissions from the use of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal mines or coal-fueled power stations could adversely impact the global supply and demand for coal. The potential financial impact on us of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Similarly, higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including some major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement. From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies, which sometimes show that if implemented in the manner assumed by the analyses, the potential laws, regulations and policies could result in material adverse impacts on our operations, financial condition or cash flows. We do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.
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
The effect of these and other similar developments has made it more costly and difficult to maintain our business. These cost increases and/or substantial or extended declines in the prices we receive for our coal due to these or other factors could reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and could result in material losses.
Our trading and hedging activities do not cover certain risks and may expose us to earnings volatility and other risks.
In addition to coal price volatility, we are currently subject to price volatility on diesel fuel utilized in our mining operations and the Australian dollar. We may in the future enter into hedging arrangements to manage these risks, or other exposures.
Some of these hedging instruments may require us to post margin based on the value of those instruments and other credit factors. If the fair value of our hedge portfolio moves significantly, or if laws or regulations are passed requiring all hedge arrangements to be exchange-traded or exchange-cleared, we could be required to post additional margin, which could negatively impact our liquidity.

Peabody Energy Corporation	2020 Form 10-K	31

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
Our future success depends upon our conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves. Our current strategy includes increasing our reserves through acquisitions of government and other leases and producing properties and continuing to use our existing properties and infrastructure. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of our reserves, potentially creating conflicting interests between us and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing our coal reserves. These lessees may also seek damages from us based on claims that our coal mining operations impair their interests. Additionally, the U.S. federal government limits the amount of federal land that may be leased by any company to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2020, we leased a total of 44,645 acres from the federal government subject to those limitations.
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

Peabody Energy Corporation	2020 Form 10-K	32

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
Coal is economically recoverable when the price at which our coal can be sold exceeds the costs and expenses of mining and selling the coal. The costs and expenses of mining and selling the coal are determined on a mine-by-mine basis, and as a result, the price at which our coal is economically recoverable varies based on the mine. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our reserve information on engineering, economic and geological data assembled and analyzed by our staff and third parties, which includes various engineers and geologists. The reserve estimates as to both quantity and quality are updated from time to time to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:
•geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience in areas we currently mine;
•demand for coal;
•current and future market prices for coal, contractual arrangements, operating costs and capital expenditures;
•severance and excise taxes, royalties and development and reclamation costs;
•future mining technology improvements;
•the effects of regulation by governmental agencies;
•the ability to obtain, maintain and renew all required permits;
•employee health and safety; and
•historical production from the area compared with production from other producing areas.
As a result, actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our reserves may vary materially from estimates. Thus, these estimates may not accurately reflect our actual reserves. Any material inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs or decreased profitability which could materially and adversely affect our business, results of operations, financial position and cash flows. Additionally, our reserve estimates may be adversely affected in the future by the SEC’s recent rule amendments revising property disclosure requirements for publicly-traded mining companies. We will be required to comply with these new rules in 2021.
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

Peabody Energy Corporation	2020 Form 10-K	33

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
The COVID-19 pandemic has caused governments around the world, including in the U.S. and Australia, to implement quarantines, travel bans and shutdowns, which have significantly restricted the movement of people and goods. The continuing spread of COVID-19 has contributed to adverse changes in general domestic and global economic conditions and disrupted domestic and international credit markets. Within the global coal industry, supply and demand disruptions resulting from the COVID-19 pandemic have been widespread and have adversely impacted us and our customers, as further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Governmental mandates, and our efforts to act in the best interests of our employees, customers, suppliers, vendors and joint venture and other business partners, have affected and are continuing to affect our business and operations, causing us to modify a number of our normal business practices. Additional governmental mandates could require forced shutdowns of our mines and other facilities for extended or indefinite periods and widespread outbreaks in locations significant to our operations could adversely affect our workforce, resulting in serious health issues and absenteeism. In addition, the COVID-19 pandemic may cause supply chains and distribution channels to be interrupted, slowed or rendered inoperable. If our operations are curtailed, we may need to seek alternate sources of supply for commodities, services and labor, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers. Further, if our customers’ businesses are similarly affected, they might delay, reduce or cancel purchases from us. Adverse changes in the general domestic and global economic conditions and disrupted domestic and international credit markets, could negatively affect our customers’ ability to pay us as well as our ability to access capital that could negatively affect our liquidity.
Despite our efforts to manage these realized and potential impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects. While the ultimate impacts of the COVID-19 pandemic on our business are unknown, we expect continued interference with general commercial activity, which may further negatively affect both demand and prices for our products. We also face disruption to supply chain and distribution channels, potentially increasing costs of production, storage and distribution, and potential adverse effects to our workforce, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our expenditures for postretirement benefit obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.
We pay postretirement health and life insurance benefits to eligible retirees. Our total accumulated postretirement benefit obligation related to such benefits was a liability of $442.9 million as of December 31, 2020, of which $29.7 million was classified as a current liability.
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

Peabody Energy Corporation	2020 Form 10-K	34

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
We are subject to various general operating risks which may be fully or partially outside of our control.
Our results of operations, financial position or cash flows could be adversely impacted by various general operating risks which may be fully or partially outside of our control. Such risks stem from internal and external sources and include:
•global economic recessions and/or credit market disruptions;
•deterioration of the creditworthiness of our customers or counterparties to financial instruments, and their ability to perform under contracts;
•inability of suppliers and other counterparties, including those related to transportation, contract mining, service provision, and coal trading and brokerage, to fulfil the terms of their contracts with us;
•decreases in the availability or increases in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
•disruption to, or increased costs within, the transportation chain for coal, including rail, barge, trucking, overland conveyor, ports and ocean-going vessels;
•failure to attract and retain skilled and qualified personnel, particularly as the prevalence of coal-fired electricity generation declines;
•new or increased forms of taxation imposed by federal, state, provincial or local governmental authorities, including production taxes, sales-related taxes, royalties, environmental taxes, mining profits taxes and income taxes;
•uncertainties associated with our global operating platform, including country and political risks, international regulatory requirements, and foreign currency rates; and
•cyber-attacks or other security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our employees, our customers or other third-parties.
Risks Related to Our Indebtedness and Capital Structure
Our financial performance could be adversely affected by our Indebtedness.
As of December 31, 2020, we had approximately $1.5 billion of Indebtedness outstanding, excluding finance leases and debt issuance costs.
As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in January 2021 we entered into a series of interrelated transactions with our surety bond providers, the revolving lenders under our credit agreement and certain holders of our senior secured notes to extend a significant portion of our near-term debt maturities to December 2024 and to stabilize collateral requirements for our existing surety bond portfolio. While our aggregate amount of Indebtedness did not materially change as a result of these transactions, our incremental cost of borrowing and cash paid for interest expenses will increase prospectively.

Peabody Energy Corporation	2020 Form 10-K	35

The degree to which we are leveraged could have important consequences, including, but not limited to:
•making it more difficult for us to pay interest and satisfy our debt obligations;
•increasing the cost of borrowing;
•increasing our vulnerability to general adverse economic and industry or regulatory conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our Indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, business development or other general corporate requirements;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements;
•limiting our ability to refinance or otherwise exchange existing debt at commercially acceptable rates;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing, particularly during periods in which credit markets are weak;
•limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;
•causing a decline in our credit ratings; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
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
A downgrade in our credit ratings or other unfavorable indicators could result in, among other matters, a requirement to post additional collateral on derivative trading instruments that we may enter into, the loss of trading counterparties for corporate hedging and trading and brokerage activities or an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business.
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
Despite our Indebtedness, we may still be able to incur more debt, which could further increase the risks associated with our Indebtedness.
We may be able to incur additional Indebtedness in the future. Although covenants under the indentures governing our senior secured notes and the agreements governing our other Indebtedness, including our credit facility, revolver and finance leases, limit our ability to incur additional Indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions can be material. In addition, the indenture governing the senior secured notes and the agreements governing our other Indebtedness do not limit us from incurring obligations that do not constitute Indebtedness as defined therein.
The terms of the indentures governing our senior secured notes and the agreements and instruments governing our other Indebtedness and surety bonding obligations impose restrictions that may limit our operating and financial flexibility.
The indentures governing our senior secured notes and the agreements governing our other Indebtedness and surety bonding obligations contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person and other restrictions, all of which could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

Peabody Energy Corporation	2020 Form 10-K	36

These covenants limit, among other things, our ability to:
•incur additional Indebtedness;
•pay dividends on or make distributions in respect of stock or make certain other restricted payments, such as share repurchases;
•make capital investments;
•enter into agreements that restrict distributions from certain subsidiaries;
•sell or otherwise dispose of assets;
•use for general purposes the cash received from certain allowable asset sales or disposals;
•enter into transactions with affiliates;
•create or incur liens;
•merge, consolidate or sell all or substantially all of our assets; and
•receive dividends or other payments from subsidiaries in certain cases.
Our ability to comply with these covenants may be affected by events beyond our control and we may need to refinance existing debt in the future. A breach of any of these covenants together with the expiration of any cure period, if applicable, could result in a default under our senior secured notes. If any such default occurs, subject to applicable grace periods, the holders of our senior secured notes may elect to declare all outstanding senior secured notes, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. If the obligations under our senior secured notes were to be accelerated, our financial resources may be insufficient to repay the notes and any other Indebtedness becoming due in full.
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
The number and quantity of viable financing and insurance alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around our efforts with respect to environmental and social matters and related governance considerations could harm the perception of our company by a significant number of investors or result in the exclusion of our securities from consideration by those investors.
Certain banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal producers and utilities that derive a majority of their revenue from coal, and particularly from thermal coal. This may adversely impact the future global demand for coal. Increasingly, the actions of such financial institutions and insurance companies are informed by non-standardized “sustainability” scores, ratings and benchmarking studies provided by various organizations that assess environmental, social and governance matters. Further, there have been efforts in recent years by members of the general financial and investment communities, including investment advisors, sovereign wealth funds, public pension funds, universities and other institutional investors, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, or that have low ratings or scores in studies and assessments of the type noted above, including coal producers. These entities also have been pressuring lenders to limit financing available to such companies. These efforts may have adverse consequences, including, but not limited to:
•restricting our ability to access capital and financial markets in the future;
•reducing the demand and price for our equity securities;
•increasing the cost of borrowing;
•causing a decline in our credit ratings;
•reducing the availability, and/or increasing the cost of, third-party insurance;
•increasing our retention of risk through self-insurance;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
•limiting our flexibility in business development activities such as mergers, acquisitions and divestitures.

Peabody Energy Corporation	2020 Form 10-K	37

Risks Related to Ownership of Our Securities
The price of our securities may be volatile and could fall below the minimum allowed by New York Stock Exchange (NYSE) listing requirements.
The price of our common stock (Common Stock) may fluctuate due to a variety of market and industry factors that may materially reduce the market price of our Common Stock regardless of our operating performance, including, among others:
•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•industry cycles and trends;
•mergers and strategic alliances in the coal industry;
•changes in government regulation;
•potential or actual military conflicts or acts of terrorism;
•the failure of securities analysts to publish research about us or to accurately predict the results we actually achieve;
•changes in accounting principles;
•announcements concerning us or our competitors;
•the purchase and sale of shares of our Common Stock by significant shareholders;
•lack of trading liquidity; and
•the general volatility of securities markets.
As a result of all of these factors, investors in our Common Stock may not be able to resell their stock at or above the price they paid or at all. In the recent past, our closing stock price has fallen below $1.00 per share for a limited number of trading days. If our stock were to trade below $1.00 per share for 30 consecutive trading days, NYSE could commence suspension and delisting procedures. Further, we could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on our results of operation.
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
As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the fourth quarter of 2020, we entered into transaction support agreements with our surety bond providers which prohibit the payment of dividends on our stock or repurchases of our stock through December 31, 2024, unless otherwise agreed to by the parties to the agreements. Restrictive covenants in our credit facility and in the indentures governing our senior secured notes also limit our ability to pay cash dividends and repurchase shares. Such restrictions may negatively impact the trading price of the Common Stock. The payment of future cash dividends and future repurchases will depend upon these restrictions, as well as our earnings, economic conditions, liquidity and capital requirements, and other factors, including our leverage and other financial ratios. Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.

Peabody Energy Corporation	2020 Form 10-K	38

General Business Risks
We may not be able to fully utilize our deferred tax assets.
We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions, most significantly Australia. As of December 31, 2020, we had gross deferred income tax assets, including net operating loss (NOL) carryforwards, and liabilities of $2,311.6 million and $54.4 million, respectively, as described further in Note 10. “Income Taxes” to the accompanying consolidated financial statements. At that date, we also had recorded a valuation allowance of $2,287.3 million.
The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (Section 382) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.
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
We may engage in acquisition or divestiture activity based on our set of investment criteria to produce outcomes that increase shareholder value or provide potential strategic benefits. If we fail to accurately estimate the future results and value of an acquired or divested business or assets and the related risk associated with such a transaction, or are unable to successfully integrate the businesses or assets we acquire, our business, financial condition or results of operations could be negatively affected. Moreover, any transactions we pursue could materially impact our liquidity and an acquisition could increase capital resource needs and may require us to incur Indebtedness, seek equity capital or both. We may not be able to satisfy these liquidity and capital resource needs on acceptable terms or at all. In addition, future acquisitions could result in our assuming significant long-term liabilities, including potentially unknown liabilities, relative to the value of the acquisitions.
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
Item 1B.    Unresolved Staff Comments.
None.

Peabody Energy Corporation	2020 Form 10-K	39

Item 2.    Properties.
Coal Reserves
We controlled an estimated 3.0 billion tons of proven and probable coal reserves as of December 31, 2020. An estimated 2.6 billion tons of our attributable proven and probable coal reserves are in the U.S., with the remainder in Australia. Approximately 2% of our U.S. proven and probable coal reserves, or 52 million tons, are metallurgical coking coal. The remainder of our U.S. coal reserves consists of thermal coal. Approximately 56% of our Australian proven and probable coal reserves, or 243 million tons, are metallurgical coal, comprised of approximately 121 million and 122 million tons of coking coal and low-volatile pulverized coal injection (LV PCI) coals, respectively. The remainder of our Australian coal reserves consists of thermal coal. We own approximately 6% of these reserves and leased property comprises the remaining 94%. Approximately 88% of our reserves, or 2.7 billion tons, are compliance coal and 12% are non-compliance coal (assuming application of the U.S. industry standard definition of compliance coal to all of our reserves). Compliance coal is defined by Phase II of the CAA as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.
Below is a table summarizing the locations and proven and probable coal reserves of our major mining segments.

		Proven and Probable Reserves as of December 31, 2020 (1)
		Owned Tons	Leased Tons	Total Tons
Mining Segment	Locations
		(Tons in millions)
Seaborne Thermal Mining	New South Wales	—	211	211
Seaborne Metallurgical Mining	Queensland, New South Wales and Alabama	—	275	275
Powder River Basin Mining	Wyoming	—	2,223	2,223
Other U.S. Thermal Mining	Illinois, Indiana, Kentucky, New Mexico and Colorado	190	149	339
Total Proven and Probable Coal Reserves		190	2,858	3,048

Total United States		190	2,424	2,614
Total Australia		—	434	434
Total Proven and Probable Coal Reserves		190	2,858	3,048
(1)Estimated proven and probable coal reserves have been adjusted to account for estimated process dilutions and losses during mining and processing involved in producing a saleable coal product.
Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:
•Proven (Measured) Reserves — Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
•Probable (Indicated) Reserves — Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
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

Peabody Energy Corporation	2020 Form 10-K	40

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
The preparation of our coal reserve estimates is completed in accordance with our prescribed internal control procedures, which include verification of input data into a coal reserve forecasting and economic evaluation software system, as well as multi-functional management review. Our reserve estimates are prepared by our staff of experienced geologists and engineers. Our corporate Technical Services group is responsible for tracking changes in reserve estimates, supervising our other geologists and coordinating periodic third-party reviews of our reserve estimates by qualified mining consultants.
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
Our estimate of the economic recoverability of our coal reserves is generally based upon a comparison of unassigned reserves to assigned reserves currently in production in the same geologic setting to determine an estimated mining cost. These estimated mining costs are compared to expected market prices for the quality of coal expected to be mined and take into consideration typical contractual sales agreements for the region and product. Where possible, we also review coal production by competitors in similar mining areas. Only coal reserves expected to be mined economically are included in our reserve estimates. Finally, our coal reserve estimates consider dilutions and losses during mining and processing for recoverability factors to estimate a saleable product. Factors impacting our assessment include geological conditions, production expectations for certain areas, the effects of regulation and taxes by governmental agencies, future price and operating cost assumptions and adverse changes in market conditions and mine closure activities. The estimates are also impacted by decreases resulting from current year production and increases resulting from information obtained from additional drilling. Our estimation as of December 31, 2020 reflected a net reduction compared to the prior year of 1.0 billion tons of coal reserves. The decrease was driven by production, changes to our estimates of economic recoverability to reflect market conditions, mine plan changes and new drilling.
We periodically engage independent mining and geological consultants and consider their input regarding the procedures used by us to prepare our internal estimates of coal reserves, selected property reserve estimates and tabulation of reserve groups according to standard classifications of reliability. Our December 31, 2020 reserve estimates for the Gateway North Mine and El Segundo Mine in the U.S. were audited by Weir International, Inc., independent mining and geological consulting firm, which included a review of the data, procedures and parameters employed by us in developing our reserve estimates. The audits found that the reserve estimates for the areas were (1) well documented, clearly and concisely reported and (2) prepared consistent with standard industry and geological practice, and in accordance with United States Geological Survey Circular 891 requirements and SEC Industry Guide 7 guidelines. We plan to complete additional audits of our reserve estimates on a cyclical basis for each of our major operating regions.
With respect to the accuracy of our coal reserve estimates, our experience is that recovered reserves are within plus or minus 10% of our proven and probable estimates, on average, and our probable estimates are generally within the same statistical degree of accuracy when the necessary drilling is completed to move reserves from the probable to the proven classification.

Peabody Energy Corporation	2020 Form 10-K	41

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

Peabody Energy Corporation	2020 Form 10-K	42

Costs
The cost estimates we use to establish our reserves are generally estimated according to internal processes that project future costs based on historical costs and expected trends. The estimated costs normally include mining, processing, transportation, royalty, add-on tax and other mining-related costs. Our estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, explosives and steel), labor costs, geological and mining conditions, targeted product qualities and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and add-on tax) are based on contractual prices or fixed rates. Specific factors that may impact the cost at our various operations include:
•Geological settings. The geological characteristics of each mine are among the most important factors that determine the mining cost. Our geology department conducts the exploration program and provides geological models for the LOM process. Coal seam depth, thickness, dipping angle, partings and quality constrain the available mining methods and size of operations. Shallow coal is typically mined by surface mining methods by which the primary cost is overburden removal. Deep coal is typically mined by underground mining methods where the primary costs include coal extraction, conveyance and roof control.
•Scale of operations and the equipment sizes. For surface mines, our dragline systems generally have a lower unit cost than truck-and-shovel systems for overburden removal. The longwall operations generally are more cost effective than room-and-pillar operations for underground mines.
•Commodity prices. For surface mines, the costs of diesel fuel and explosives are major components of the total mining cost. For underground mines, the steel used for roof bolts represents a significant cost. Forecasted commodity prices are used to project those costs in the financial models we use to establish our reserves.
•Target product quality. By targeting a premium quality product, our mining and processing processes may experience more coal losses. By lowering product quality the coal losses can be minimized and therefore a lower cost per ton can be achieved. In our mine plans, the product qualities are estimated to correspond to existing contracts and forecasted market demands.
•Transportation costs. Transportation costs vary by region. Most of our U.S. thermal operations sell coal at mine loadouts. Therefore, no transportation expenses are included in our U.S. thermal cost estimates. Our seaborne operations typically sell coal at designated ports. The estimated costs for our seaborne operations include rail and barge transportation and related fees at ports.
•Royalty costs. Our royalty costs are based upon contractual agreements for the coal leased from governments or private owners. The royalty rates for coal leased from governments differ by country and, in some cases, by mining method. Estimated add-on taxes and other sales-related costs are determined according to government regulations or historical costs.
•Exchange rates. Costs related to our Australian production are predominantly denominated in Australian dollars, while the Australian coal that we export is sold in U.S. dollars. As a result, Australian/U.S. dollar exchange rates impact the U.S. dollar cost of Australian production.
Based on our mine-by-mine and product-by-product evaluations of the estimated prices for our coal, and the costs and expenses of mining and selling our coal, we have concluded our reserves were economically recoverable as of December 31, 2020.
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
We have numerous U.S. federal coal leases that are administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover our principal reserves in the Powder River Basin and other reserves in Alabama, Colorado and New Mexico. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The U.S. Bureau of Land Management (BLM) has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents on surface land under our federal coal leases are now set at $3.00 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The U.S. federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2020, we leased 1,610 acres of federal land in Alabama, 3,480 acres in Colorado, 640 acres in New Mexico and 38,915 acres in Wyoming, for a total of 44,645 acres nationwide subject to those limitations.

Peabody Energy Corporation	2020 Form 10-K	43

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

Peabody Energy Corporation	2020 Form 10-K	44

The following charts provide a summary, by mining complex, of production (in descending order by mining segment) for the years ended December 31, 2020, 2019 and 2018, tonnage of coal reserves that are assigned to our active operating mines, our property interest in those reserves and other characteristics of the facilities.

SUMMARY OF COAL PRODUCTION AND SULFUR CONTENT OF ASSIGNED RESERVES
(Tons in millions)
					Sulfur Content of Assigned Reserves as of December 31, 2020 (1)
					<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
	Production				Sulfur	Sulfur	Sulfur	Received
	Year Ended December 31,			Type of	Dioxide per	Dioxide per	Dioxide per	Btu per
Segment/Mining Complex	2020	2019	2018	Coal	Million Btu	Million Btu	Million Btu	pound (2)
Seaborne Thermal Mining:
Wilpinjong	14.2	14.1	14.1	T	93	—	—	10,000
Wambo (3)	5.5	5.6	5.2	T/C	118	—	—	11,300
Total	19.7	19.7	19.3		211	—	—

Seaborne Metallurgical Mining:
Coppabella	2.2	2.4	2.7	P	22	—	—	12,600
Moorvale	1.2	1.7	2.1	C/P/T	6	—	—	12,500
Metropolitan	1.0	1.5	1.7	C/P/T	16	—	—	12,600
Shoal Creek	0.6	1.9	0.2	C	52	—	—	12,700
Millennium (4)	0.1	0.6	1.9	C/P	—	—	—	—
North Goonyella	—	—	1.4	C	69	—	—	12,700
Middlemount (5)	—	—	—	C/P	20	—	—	12,400
Total	5.1	8.1	10.0		185	—	—

Powder River Basin Mining:
North Antelope Rochelle	66.1	85.3	98.3	T	1,546	—	—	8,800
Caballo	11.6	12.6	11.3	T	435	6	—	8,400
Rawhide	9.5	10.1	9.5	T	192	44	—	8,300
Total	87.2	108.0	119.1		2,173	50	—

Other U.S. Thermal Mining:
Bear Run	5.2	6.8	6.9	T	4	25	201	10,900
El Segundo/Lee Ranch	4.6	5.5	5.5	T	1	19	4	9,100
Wild Boar	2.0	2.5	2.7	T	—	—	27	11,100
Gateway North	1.8	3.0	3.1	T	—	—	46	10,900
Francisco Underground	1.6	2.0	2.2	T	—	—	8	11,370
Twentymile	1.2	2.6	3.1	T	4	—	—	11,200
Somerville Central (6)	0.4	1.2	2.0	T	—	—	—	11,000
Kayenta (7)	—	3.8	6.5	T	—	—	—	—
Wildcat Hills Underground (8)	—	1.4	1.3	T	—	—	—	—
Cottage Grove (9)	—	0.1	0.4	T	—	—	—	—
Total	16.8	28.9	33.7		9	44	286
Total Assigned	128.8	164.7	182.1		2,578	94	286
T: Thermal
C: Coking
P: Pulverized Coal Injection Metallurgical

Peabody Energy Corporation	2020 Form 10-K	45

ASSIGNED RESERVES (10)
AS OF DECEMBER 31, 2020
(Tons in millions)

		Attributable Ownership					100% Project Basis					Modifying Factors (11)
		Proven and Probable Reserves					Proven and Probable Reserves
Segment/Mining Complex	Interest		Owned	Leased	Surface	Underground		Owned	Leased	Surface	Underground	ROM Factor	Yield
Seaborne Thermal Mining:
Wilpinjong	100%	93	—	93	93	—	93	—	93	93	—	104%	86%
Wambo (3)	(a)	118	—	118	33	85	151	—	151	66	85	100%	74%
Total		211	—	211	126	85

Seaborne Metallurgical Mining:
Coppabella	73.3%	22	—	22	22	—	30	—	30	30	—	92%	78%
Moorvale	73.3%	6	—	6	6	—	8	—	8	8	—	107%	79%
Metropolitan	100%	16	—	16	—	16	16	—	16	—	16	109%	84%
Shoal Creek	100%	52	—	52	—	52	52	—	52	—	52	102%	56%
North Goonyella	100%	69	—	69	—	69	69	—	69	—	69	105%	82%
Middlemount (5)	50%	20	—	20	20	—	40	—	40	40	—	86%	77%
Total		185	—	185	48	137

Powder River Basin Mining:
North Antelope Rochelle	100%	1,546	—	1,546	1,546	—	1,546	—	1,546	1,546	—	92%	100%
Caballo	100%	441	—	441	441	—	441	—	441	441	—	90%	100%
Rawhide	100%	236	—	236	236	—	236	—	236	236	—	93%	100%
Total		2,223	—	2,223	2,223	—

Other U.S. Thermal Mining:
Bear Run	100%	230	108	122	230	—	230	108	122	230	—	106%	72%
El Segundo/Lee Ranch	100%	24	23	1	24	—	24	23	1	24	—	87%	100%
Wild Boar	100%	27	11	16	27	—	27	11	16	27	—	107%	76%
Gateway North	100%	46	44	2	—	46	46	44	2	—	46	64%	62%
Francisco Underground	100%	8	2	6	—	8	8	2	6	—	8	64%	64%
Twentymile	100%	4	2	2	—	4	4	2	2	—	4	117%	67%
Total		339	190	149	281	58
Total Assigned		2,958	190	2,768	2,678	280

Peabody Energy Corporation	2020 Form 10-K	46

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES (10)
AS OF DECEMBER 31, 2020
(Tons in millions)

	Attributable Ownership					100% Project Basis
			Proven and					Proven and
	Total Tons		Probable			Total Tons		Probable
Coal Seam Location	Assigned	Unassigned	Reserves	Proven	Probable	Assigned	Unassigned	Reserves	Proven	Probable
Seaborne Thermal Mining (New South Wales)	211	—	211	146	65	244	—	244	176	68

Seaborne Metallurgical Mining:
Alabama	52	—	52	51	1	52	—	52	51	1
New South Wales	16	—	16	2	14	16	—	16	2	14
Queensland	117	90	207	168	39	147	120	267	212	55
Total	185	90	275	221	54

Powder River Basin Mining (Wyoming)	2,223	—	2,223	2,108	115	2,223	—	2,223	2,108	115

Other U.S. Thermal Mining:
Illinois	46	—	46	15	31	46	—	46	15	31
Indiana	265	—	265	195	70	265	—	265	195	70
New Mexico	24	—	24	24	—	24	—	24	24	—
Colorado	4	—	4	4	—	4	—	4	4	—
Total	339	—	339	238	101

Total Proven and Probable	2,958	90	3,048	2,713	335

Peabody Energy Corporation	2020 Form 10-K	47

ASSIGNED AND UNASSIGNED - RESERVE CONTROL AND MINING METHOD
AS OF DECEMBER 31, 2020
(Tons in millions)

	Attributable Ownership				100% Project Basis
	Reserve Control		Mining Method		Reserve Control		Mining Method
Coal Seam Location	Owned	Leased	Surface	Underground	Owned	Leased	Surface	Underground
Seaborne Thermal Mining (New South Wales)	—	211	126	85	—	244	159	85

Seaborne Metallurgical Mining:
Alabama	—	52	—	52	—	52	—	52
New South Wales	—	16	—	16	—	16	—	16
Queensland	—	207	54	153	—	267	85	182
Total	—	275	54	221

Powder River Basin Mining (Wyoming)	—	2,223	2,223	—	—	2,223	2,223	—

Other U.S. Thermal Mining:
Illinois	44	2	—	46	44	2	—	46
Indiana	121	144	257	8	121	144	257	8
New Mexico	23	1	24	—	23	1	24	—
Colorado	2	2	—	4	2	2	—	4
Total	190	149	281	58

Total Proven and Probable	190	2,858	2,684	364

Peabody Energy Corporation	2020 Form 10-K	48

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES - SULFUR CONTENT
AS OF DECEMBER 31, 2020
(Tons in millions)

		Attributable Ownership			100% Project Basis
		Sulfur Content (1)			Sulfur Content (1)
		<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
		Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Received
	Type of	per	per	per	per	per	per	Btu
Coal Seam Location	Coal	Million Btu	Million Btu	Million Btu	Million Btu	Million Btu	Million Btu	per Pound (2)
Seaborne Thermal Mining (New South Wales)	T/C	211	—	—	244	—	—	10,700

Seaborne Metallurgical Mining:
Alabama	C	52	—	—	52	—	—	12,700
New South Wales	C/P/T	16	—	—	16	—	—	12,600
Queensland	C/P/T	207	—	—	267	—	—	12,400
Total		275	—	—

Powder River Basin Mining (Wyoming)	T	2,173	50	—	2,173	50	—	8,700

Other U.S. Thermal Mining:
Illinois	T	—	—	46	—	—	46	10,800
Indiana	T	4	25	236	4	25	236	11,000
New Mexico	T	1	19	4	1	19	4	9,150
Colorado	T	4	—	—	4	—	—	11,200
Total		9	44	286

Total Proven and Probable		2,668	94	286
T: Thermal
C: Coking
P: Pulverized Coal Injection Metallurgical

Peabody Energy Corporation	2020 Form 10-K	49

(1)Compliance coal is defined by Phase II of the CAA as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Non-compliance coal is defined as coal having sulfur dioxide content in excess of this standard. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.
(2)As-received Btu per pound includes the weight of moisture in the coal on an as-sold basis. The range of variability of the moisture content in coal across a given region may affect the actual shipped Btu content of current production from assigned reserves.
(3)Includes the Wambo Open-Cut Mine and the Wambo Underground Mine areas.
(4)The Company’s Millennium Mine ceased production in March 2020, with sales continuing throughout May 2020.
(5)Represents our 50% interest in Middlemount, which owns the Middlemount Mine in Queensland, Australia. Because that entity is accounted for as an unconsolidated equity affiliate, 2020, 2019 and 2018 tons produced by Middlemount have been excluded from the “Summary of Coal Production and Sulfur Content of Assigned Reserves” table. Middlemount produced 3.2 million tons, 2.9 million tons, and 4.2 million tons of coal in 2020, 2019 and 2018, respectively (on a 100% basis).
(6)The Company’s Somerville Central Mine ceased production in December 2020, with sales continuing into January 2021.
(7)The Company’s Kayenta Mine closed during August 2019 upon termination of its coal supply agreement with the Navajo Generating Station in Arizona.
(8)The Company’s Wildcat Hills Underground Mine ceased production in December 2019, with sales continuing throughout April 2020.
(9)The Company’s Cottage Grove Mine ceased production in May 2019, with sales continuing throughout July 2019.
(10)Assigned reserves represent recoverable coal reserves that are controlled and accessible at active operations as of December 31, 2020. Unassigned reserves represent coal at currently non-producing locations that would require significant new mine development, mining equipment or plant facilities before operations could begin on the property.
(11)The modifying factors reflect the assumptions which are utilized to convert coal quantities and qualities as in ground to run of mine (ROM) coal after mining, and eventually to saleable product coal after processing. Coal reserves are reported as an estimation of the final saleable quantity, which takes into account any losses and dilutions during mining and processing. We generally keep track of coal reserves through in place coal, ROM coal and product coal. In place coal for U.S. underground reserves excludes planned barrier pillars, but includes regular pillars from projected underground extractions. In place coal for Australian underground reserves is exclusive of all planned pillars. The difference is due to historic practice and software used by each country. The ROM factor represents the estimated ROM coal in relation to the coal in place with considerations of coal losses, dilutions and remaining pillars during mining processes. The yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.
a.In December 2019, after receiving the requisite regulatory and permitting approvals, the Company formed an unincorporated joint venture with Glencore, in which the Company holds a 50% interest, to combine the existing operations of the Company’s Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. The Wambo Open-Cut reserve is estimated for our 50% interest in United Wambo Joint Venture.
Item 3.    Legal Proceedings.
See Note 24. “Commitments and Contingencies” to the accompanying consolidated financial statements for a description of our pending legal proceedings, which information is incorporated herein by reference.
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

Peabody Energy Corporation	2020 Form 10-K	50

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the New York Stock Exchange, under the symbol “BTU.” As of February 16, 2021 there were 140 holders of our Common Stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company (DTC). Because such DTC participants are brokers and other institutions holding shares of our Common Stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.
Dividend Policy
We declared and paid quarterly dividends every quarter in 2019, and a supplemental dividend was declared and paid during the first quarter of 2019. We suspended dividends in 2020. As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the fourth quarter of 2020, we entered into transaction support agreements with our surety bond providers which prohibit the payment of dividends through December 31, 2024, unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in our credit facility and in the indentures governing our senior secured notes also limit our ability to pay cash dividends.
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
Share Repurchase Programs
On August 1, 2017, we announced that our Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of our common stock and/or preferred stock (Repurchase Program). On April 25, 2018, we announced that the Board authorized the expansion of the Repurchase Program to $1.0 billion. On October 30, 2018, we announced that the Board authorized an additional expansion of the Repurchase Program to $1.5 billion. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through December 31, 2020, we repurchased 41.5 million shares of our Common Stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
We suspended share repurchases in 2019, and similar to the payment of dividends as described above, the same agreements with our surety bond providers prohibit share repurchases through December 31, 2024, unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in our credit facility and in the indentures governing our senior secured notes also limit our ability to repurchase shares. Prior to the suspension, repurchases were made at the Company’s discretion. The specific timing, price and size of purchases depended upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time the repurchases were made.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
October 1 through October 31, 2020	276	$2.20	—	$160.5
November 1 through November 30, 2020	—	—	—	160.5
December 1 through December 31, 2020	443	1.99	—	160.5
Total	719	2.07	—
(1) Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not a part of the Repurchase Program.

Peabody Energy Corporation	2020 Form 10-K	51

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
Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock from April 4, 2017, the date our common stock began trading following the effective date of our plan of reorganization, through December 31, 2020, with the cumulative total return of the following indices: (i) the S&P MidCap 400 Stock Index and (ii) Custom Composite Index (a peer group comprised of Arch Resources, Inc., Hallador Energy Co., and Warrior Met Coal, Inc.). The Custom Composite Index reflects publicly listed U.S. companies within the coal industry of similar size or product type.
The graph assumes that the value of the investment was $100 at April 4, 2017 for BTU and the Custom Composite Index (Warrior Met Coal, Inc. began trading on the New York Stock Exchange on April 13, 2017) and at March 31, 2017, for the S&P Midcap 400 Index. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2020.
These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Peabody Energy Corporation	2020 Form 10-K	52

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
In 2020, we produced and sold 128.8 million and 132.6 million tons of coal, respectively, from continuing operations.
As of December 31, 2020, we report our results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other.
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
The principal business of our thermal mining segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. Our Powder River Basin Mining operations consist of our mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). Our Other U.S. Thermal Mining operations historically reflect the aggregation of our Illinois, Indiana, New Mexico, Colorado and Arizona mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, our Powder River Basin Mining operations mine sub-bituminous coal deposits and our Other U.S. Thermal Mining operations mine both bituminous and sub-bituminous coal deposits.
Our Corporate and Other segment includes selling and administrative expenses, including our technical and shared services functions; results from equity affiliates; corporate hedging activities; trading and brokerage activities; results from certain mining and export/transportation joint ventures; minimum charges on certain transportation-related contracts; the closure of inactive mining sites; and certain commercial matters.
Resource Management. As of December 31, 2020, we controlled approximately 3.0 billion tons of proven and probable coal reserves and approximately 450,000 acres of surface property through ownership and lease agreements. We have an ongoing asset optimization program whereby our property management group regularly reviews these reserves and surface properties for opportunities to generate earnings and cash flow through the sale or exchange of non-strategic coal reserves and surface lands. These surface lands include acres where we have completed post-mining reclamation. In addition, we generate revenue through royalties from coal reserves and oil and gas rights leased to third parties and farm income from surface lands under third-party contracts.
Middlemount Mine. We own a 50% equity interest in Middlemount, which owns the Middlemount Mine in Queensland, Australia. The mine predominantly produces semi-hard coking coal and LV PCI coal for sale into seaborne coal markets through Abbot Point Coal Terminal, with some capacity also secured at Dalrymple Bay Coal Terminal. Mining operations first commenced at the Middlemount Mine in late 2011. During the years ended December 31, 2020, 2019 and 2018, the mine sold 3.2 million, 2.9 million and 4.2 million tons of coal, respectively (on a 100% basis).

Peabody Energy Corporation	2020 Form 10-K	53

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
The global impact on economic activity has severely curtailed demand for numerous commodities. Within the global coal industry, supply and demand disruptions have been widespread. The global economy is showing improvement in industrial production, even as the timing of a recovery varies across countries and sectors. However, in the seaborne metallurgical and thermal markets, demand remains below pre-pandemic levels. In the U.S., the impacts of COVID-19 have accelerated a multi-year decline in coal demand. During the year ended December 31, 2020, coal-fueled generation declined approximately 20% compared to the prior year period and now represents 19% of the overall generation mix. Additionally, we have faced limited disruption to supply chain and distribution channels and adverse effects to our workforce. Coal industry fundamentals, as well as known impacts specific to Peabody, are further addressed in the “Results of Operations” section contained within this Item 7.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), a $2 trillion economic relief bill, was enacted in the U.S.. The CARES Act contained numerous income tax provisions, including a provision that provides for the acceleration of refunds of previously generated alternative minimum tax credits. Pursuant to the CARES Act, we received approximately $24 million of accelerated refunds from the Internal Revenue Service and adjusted our current and deferred tax asset balances accordingly. The CARES Act also contained a provision for deferred payment of 2020 employer payroll taxes after the date of enactment to future years. We deferred a portion of our remaining 2020 employer payroll taxes to subsequent years.
North Goonyella Mine
Our North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. In 2020, we commenced a review of strategic alternatives for North Goonyella which is currently ongoing.
During the years ended December 31, 2019 and 2018, we recorded provisions for equipment losses of $83.2 million and $66.4 million, respectively, related to the fire, representing the best estimate of losses to date. No additional provisions for equipment losses were recorded during the year ended December 31, 2020. We have also incurred containment and idling costs subsequent to the mine’s suspension which amounted to $32.3 million, $111.5 million and $58.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.
In March 2019, we entered into an insurance claim settlement agreement with our insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. We have collected the full amount of the recovery.

Peabody Energy Corporation	2020 Form 10-K	54

Results of Operations
Non-GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of our segments’ operating performance. We have retrospectively modified our calculation of Adjusted EBITDA to exclude restructuring charges and transaction costs related to business combinations and joint ventures as management does not view these items as part of our normal operations.
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
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2020 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing we realized during the year ended December 31, 2020 due to quality differentials and the majority of our seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing we realized during the year ended December 31, 2020 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact our realized pricing.

	High	Low	Average	December 31, 2020
Premium HCC (1)	$163.40	$97.60	$124.11	$101.60
Premium PCI coal (1)	$102.80	$65.75	$78.42	$91.50
Newcastle index thermal coal (1)	$85.31	$47.99	$60.24	$83.72
API 5 thermal coal (1)	$59.63	$35.16	$44.74	$55.00
PRB 8,800 Btu/Lb coal (2)	$12.10	$11.55	$11.83	$11.85
Illinois Basin 11,500 Btu/Lb coal (2)	$33.80	$27.75	$30.27	$29.75
(1)    Prices expressed per tonne.
(2)    Prices expressed per ton.

Peabody Energy Corporation	2020 Form 10-K	55

Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread of COVID-19. The global coal industry data for the year ended December 31, 2020 presented herein may not be indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration, and potential for continued weak demand for our products.
With respect to seaborne metallurgical coal, global steel production decreased approximately 1% during the year ended December 31, 2020 compared to the prior year, with significant declines in most regions due to the impacts of COVID-19, offset by another year of strong growth in China. Excluding China, steel production was down approximately 10%, while Chinese steel production increased approximately 5% from 2019. While global steel production remained lower year-over-year, there has been consistent improvement in steel production since July 2020 as COVID-19 related lockdown restrictions eased in key countries. Improved steel demand has enabled steelmakers, including Peabody customers, to restart capacity and increase output, resulting in improvements in seaborne metallurgical coal demand. For example, India seaborne metallurgical coal imports set a new all-time monthly volume record each month from October to December. Elsewhere, the recovery continues steadily with most countries operating at or just below pre-COVID-19 levels. A key risk to demand for Australian metallurgical coal in 2021 is China’s import policies, which have largely prohibited the buying of Australian products since October 2020 and an end date to the limitations is currently unclear.
Within the seaborne thermal coal market, demand has been below pre-pandemic levels in many key countries, and headwinds such as COVID-19, China import restrictions and competition from alternative fuel sources persist. China thermal imports were up 6 million tonnes through the year ended December 31, 2020. India has seen domestic power demand recover, but thermal imports are down by approximately 25 million tonnes through the year ended December 31, 2020 compared to the prior year.
In the United States, overall electricity demand has been negatively impacted year-over-year due to COVID-19 induced economic shutdowns and mild weather during the year ended December 31, 2020. The reduction in thermal coal demand during that period has exceeded the reduction in overall electricity demand as continued coal plant retirements, and growth in natural gas and renewable generation negatively impacted coal’s share of electricity generation. Lower total electricity demand driven by COVID-19 related curtailments has resulted in coal’s share of generation declining to approximately 19% for the year ended December 31, 2020, while natural gas and renewables increased. Through the year ended December 31, 2020 utility consumption of PRB coal fell approximately 20% compared to the prior year period.
Our revenues for the year ended December 31, 2020 decreased compared to the same period in 2019 ($1,742.3 million) primarily due to lower sales volumes which were affected by the COVID-19 pandemic and lower realized prices.
Results from continuing operations, net of income taxes for the year ended December 31, 2020 decreased compared to the same period in the prior year ($1,671.5 million). The decrease was driven by the unfavorable revenue variance described above, higher asset impairment charges recorded in the current period ($1,217.2 million) and a prior year insurance recovery related to the events at our North Goonyella Mine ($125.0 million). These unfavorable variances were partially offset by reduced operating costs and expenses owing largely to the sales volume decline as well as production efficiencies and other cost improvements ($1,011.7 million) and lower depreciation, depletion and amortization ($255.0 million).
Adjusted EBITDA for the year ended December 31, 2020 reflected a year-over-year decrease of $624.2 million.
As of December 31, 2020, our available liquidity was approximately $729 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 7 for a further discussion of factors affecting our available liquidity.

Peabody Energy Corporation	2020 Form 10-K	56

Tons Sold
The following table presents tons sold by operating segment:

			(Decrease) Increase
	Year Ended December 31,		to Volumes
	2020	2019	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	19.0	19.5	(0.5)	(2.6)%
Seaborne Metallurgical Mining	5.6	8.1	(2.5)	(30.9)%
Powder River Basin Mining	87.2	108.1	(20.9)	(19.3)%
Other U.S. Thermal Mining	18.3	27.9	(9.6)	(34.4)%
Total tons sold from mining segments	130.1	163.6	(33.5)	(20.5)%
Corporate and Other	2.5	1.9	0.6	31.6%
Total tons sold	132.6	165.5	(32.9)	(19.9)%
Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Year Ended December 31,		(Decrease) Increase
	2020	2019	$	%

Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$37.46	$49.69	$(12.23)	(24.6)%
Seaborne Metallurgical	86.33	127.62	(41.29)	(32.4)%
Powder River Basin	11.37	11.37	—	—%
Other U.S. Thermal	38.73	46.85	(8.12)	(17.3)%
Costs per Ton - Mining Operations (1) (2)
Seaborne Thermal	$28.87	$32.84	$(3.97)	(12.1)%
Seaborne Metallurgical (3)	109.44	110.30	(0.86)	(0.8)%
Powder River Basin	9.14	9.32	(0.18)	(1.9)%
Other U.S. Thermal	29.51	33.91	(4.40)	(13.0)%
Adjusted EBITDA Margin per Ton - Mining Operations (1) (2)
Seaborne Thermal	$8.59	$16.85	$(8.26)	(49.0)%
Seaborne Metallurgical (3)	(23.11)	17.32	(40.43)	(233.4)%
Powder River Basin	2.23	2.05	0.18	8.8%
Other U.S. Thermal	9.22	12.94	(3.72)	(28.7)%
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
(3)Costs incurred at the North Goonyella Mine from January 1, 2020 forward are included within the Corporate and Other segment. Costs incurred at the North Goonyella Mine during the year ended December 31, 2019 remain within the Seaborne Metallurgical Mining segment and resulted in additional Costs per Ton and lower Adjusted EBITDA Margin per Ton of $9.59.

Peabody Energy Corporation	2020 Form 10-K	57

Revenues
The following table presents revenues by reporting segment:

			Decrease
	Year Ended December 31,		to Revenues
	2020	2019	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$711.8	$971.7	$(259.9)	(26.7)%
Seaborne Metallurgical Mining	486.5	1,033.1	(546.6)	(52.9)%
Powder River Basin Mining	991.1	1,228.7	(237.6)	(19.3)%
Other U.S. Thermal Mining	707.3	1,309.4	(602.1)	(46.0)%
Corporate and Other	(15.6)	80.5	(96.1)	(119.4)%
Revenues	$2,881.1	$4,623.4	$(1,742.3)	(37.7)%
Seaborne Thermal Mining. The decrease in our Seaborne Thermal Mining segment revenues for the year ended December 31, 2020 compared to the prior year was driven by unfavorable realized coal pricing ($220.3 million) and unfavorable volume and mix variances ($39.6 million).
Seaborne Metallurgical Mining. Segment revenues decreased during the year ended December 31, 2020 compared to the prior year due to unfavorable volume and mix variances ($340.8 million) resulting from demand-based volume decreases across our mines and unfavorable realized coal pricing ($205.8 million).
Powder River Basin Mining. Segment revenues decreased during the year ended December 31, 2020 compared to the prior year period due to demand-based volume decreases ($244.3 million) and the prior year benefit of a contract settlement with a PRB customer ($19.7 million). These unfavorable variances were partially offset by favorable realized coal pricing ($26.4 million).
Other U.S. Thermal Mining. The decrease in segment revenues for the year ended December 31, 2020 compared to the same period in the prior year was primarily due to volume decreases ($453.6 million) which were driven by the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 and the Wildcat Hills Underground Mine during the second quarter of 2020, the prior year benefit of revenues associated with the final commercial negotiations for the Kayenta Mine ($127.8 million) and unfavorable realized coal pricing ($20.7 million).
Corporate and Other. Segment revenues decreased during the year ended December 31, 2020 compared to the prior year due to lower results on economic hedge activities.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

			(Decrease) Increase to
	Year Ended December 31,		Adjusted EBITDA
	2020	2019	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$163.2	$329.4	$(166.2)	(50.5)%
Seaborne Metallurgical Mining	(130.2)	140.2	(270.4)	(192.9)%
Powder River Basin Mining	194.8	221.2	(26.4)	(11.9)%
Other U.S. Thermal Mining	168.4	361.4	(193.0)	(53.4)%
Corporate and Other	(137.4)	(169.2)	31.8	18.8%
Adjusted EBITDA (1)	$258.8	$883.0	$(624.2)	(70.7)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA decreased during the year ended December 31, 2020 compared to the same period in the prior year as a result of lower realized net coal pricing ($202.4 million), unfavorable volume variances ($12.6 million) and the unfavorable impacts of a temporary shutdown at our Wambo Underground Mine ($12.2 million). The decrease was partially offset by favorable mine sequencing impacts and lower costs for materials, services and repairs at our thermal surface mines ($35.6 million) and lower pricing for fuel ($14.0 million).

Peabody Energy Corporation	2020 Form 10-K	58

Seaborne Metallurgical Mining. Segment Adjusted EBITDA decreased during the year ended December 31, 2020 compared to the same period in the prior year due to lower realized net coal pricing ($188.0 million), unfavorable volume variances ($138.7 million) and higher costs at our Shoal Creek Mine, including those related to a conveyor upgrade ($51.1 million). These negative variances were partially offset by the inclusion of North Goonyella Mine containment and holding costs within our Corporate and Other segment in the current year ($77.6 million) and lower pricing for fuel ($10.9 million).
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the year ended December 31, 2020 compared to the same period in the prior year due to the impact of lower volumes ($43.6 million), the prior year net benefit of a contract settlement with a PRB customer ($24.0 million) and unfavorable mine sequencing impacts ($22.2 million). These negative variances were partially offset by lower costs for materials, services, repairs and labor ($31.1 million), lower pricing for fuel and explosives ($23.5 million) and higher realized net coal pricing ($6.5 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA decreased during the year ended December 31, 2020 compared to the same period in the prior year primarily due to the impact of lower volumes ($135.4 million) as described above, the prior year net benefit associated with the final commercial negotiations for the Kayenta Mine ($83.3 million), lower realized net coal pricing ($37.8 million) and unfavorable mine sequencing impacts ($12.9 million). These unfavorable variances were partially offset by lower costs for materials, services, repairs and labor ($42.4 million) and lower pricing for fuel and explosives ($16.8 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

			(Decrease) Increase
	Year Ended December 31,		to Income
	2020	2019	$	%
	(Dollars in millions)
Middlemount (1)	$(29.2)	$(9.8)	$(19.4)	(198.0)%
Resource management activities (2)	15.3	8.2	7.1	86.6%
Selling and administrative expenses	(99.5)	(145.0)	45.5	31.4%
Other items, net (3)(4)	(24.0)	(22.6)	(1.4)	(6.2)%
Corporate and Other Adjusted EBITDA	$(137.4)	$(169.2)	$31.8	18.8%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $29.9 million and $25.1 million during the years ended December 31, 2020 and 2019, respectively.
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
The increase in Corporate and Other Adjusted EBITDA during the year ended December 31, 2020 compared to the same period in the prior year was due to lower selling and administrative expenses driven by lower personnel costs; the favorable impact of changes made to one of our postretirement health care benefit plans during the third quarter of 2020 ($14.9 million); resource management gains recorded in the current period ($14.8 million); and favorable corporate hedging results ($10.7 million). These favorable results were partially offset by current year containment and holding costs for our North Goonyella Mine ($32.3 million) and an unfavorable variance in Middlemount’s results due to the continuing impacts of lower sales pricing and a significant change to the mine plan following a highwall failure in mid-2019.

Peabody Energy Corporation	2020 Form 10-K	59

Loss From Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

			(Decrease) Increase to Income
	Year Ended December 31,
	2020	2019	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$258.8	$883.0	$(624.2)	(70.7)%
Depreciation, depletion and amortization	(346.0)	(601.0)	255.0	42.4%
Asset retirement obligation expenses	(45.7)	(58.4)	12.7	21.7%
Restructuring charges	(37.9)	(24.3)	(13.6)	(56.0)%
Transaction costs related to joint ventures	(23.1)	(21.6)	(1.5)	(6.9)%
Gain on formation of United Wambo Joint Venture	—	48.1	(48.1)	(100.0)%
Asset impairment	(1,487.4)	(270.2)	(1,217.2)	(450.5)%
Provision for North Goonyella equipment loss	—	(83.2)	83.2	100.0%
North Goonyella insurance recovery - equipment	—	91.1	(91.1)	(100.0)%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(30.9)	18.8	(49.7)	(264.4)%
Interest expense	(139.8)	(144.2)	4.4	3.1%
Interest income	9.4	27.0	(17.6)	(65.2)%
Net mark-to-market adjustment on actuarially determined liabilities	5.1	(67.4)	72.5	107.6%
Unrealized (losses) gains on economic hedges	(29.6)	42.2	(71.8)	(170.1)%
Unrealized gains on non-coal trading derivative contracts	7.1	1.2	5.9	491.7%
Take-or-pay contract-based intangible recognition	8.2	16.6	(8.4)	(50.6)%
Income tax provision	(8.0)	(46.0)	38.0	82.6%
Loss from continuing operations, net of income taxes	$(1,859.8)	$(188.3)	$(1,671.5)	(887.7)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

			Increase (Decrease)
	Year Ended December 31,		to Income
	2020	2019	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(88.0)	$(90.7)	$2.7	3.0%
Seaborne Metallurgical Mining	(85.4)	(125.3)	39.9	31.8%
Powder River Basin Mining	(85.3)	(148.5)	63.2	42.6%
Other U.S. Thermal Mining	(72.1)	(228.2)	156.1	68.4%
Corporate and Other	(15.2)	(8.3)	(6.9)	(83.1)%
Total	$(346.0)	$(601.0)	$255.0	42.4%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Year Ended December 31,
	2020	2019
Seaborne Thermal Mining	$1.90	$1.84
Seaborne Metallurgical Mining	2.30	3.09
Powder River Basin Mining	0.50	0.80
Other U.S. Thermal Mining	1.04	1.33

Peabody Energy Corporation	2020 Form 10-K	60

Depreciation, depletion and amortization expense decreased during the year ended December 31, 2020 compared to the same period in the prior year primarily due to the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 and the Millennium and Wildcat Hills Underground Mines during the second quarter of 2020 ($122.7 million), the impact of the asset impairment recorded at the North Antelope Rochelle Mine during the second quarter of 2020 ($52.6 million), decreased depletion driven by lower sales volumes ($22.5 million) and lower amortization of contract based intangibles ($21.8 million). The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the year ended December 31, 2020 compared to the same period in the prior year reflects the volume and mix variances which impacted our revenues as described above. The decrease in the weighted-average depletion rate per ton for the Powder River Basin Mining segment during the year ended December 31, 2020 compared to the same period in the prior year reflects the asset impairment recorded during the second quarter of 2020.
Asset Retirement Obligation Expenses. Asset retirement obligation expenses decreased during the year ended December 31, 2020 compared to the same period in the prior year as the result of favorable revisions to the estimates for our closed mines.
Restructuring Charges. Restructuring charges increased during the year ended December 31, 2020 compared to the same period in the prior year as the result of workforce reductions made across the organization through the use of involuntary and voluntary reductions, as discussed in Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements.
Transaction Costs Related to Joint Ventures. The charges recorded during the current and prior year periods related to the proposed PRB Colorado joint venture with Arch Resources, Inc. as further described in Note 20. “Other Events” to the accompanying consolidated financial statements.
Gain on Formation of United Wambo Joint Venture. During the year ended December 31, 2019, we recognized a $48.1 million gain upon the formation of the United Wambo Joint Venture. Refer to Note 20. “Other Events” to the accompanying consolidated financial statements for further information regarding the calculation of the gain, which information is incorporated herein by reference.
Asset Impairment. We recognized $1,487.4 million in aggregate asset impairment charges during the year ended December 31, 2020, primarily related to the fair value of our North Antelope Rochelle Mine in our Powder River Basin Mining segment. During the year ended December 31, 2019, we recognized $270.2 million in aggregate asset impairment charges primarily related to the El Segundo/Lee Ranch and Wildcat Hills Underground Mines in our Other U.S. Thermal Mining segment. Refer to Note 3. “Asset Impairment” to the accompanying consolidated financial statements for further information regarding the nature and composition of those charges, which information is incorporated herein by reference.
Provision for North Goonyella Equipment Loss. A provision for expected equipment losses related to the events at our North Goonyella Mine was recorded during the prior year as discussed in Note 20. “Other Events” to the accompanying consolidated financial statements.
North Goonyella Insurance Recovery - Equipment. During the year ended December 31, 2019, we entered into an insurance claim settlement agreement with our insurance providers related to North Goonyella equipment losses and recorded a $125.0 million insurance recovery, as discussed in Note 20. “Other Events” to the accompanying consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the years ended December 31, 2019 and 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the year ended December 31, 2019.
Changes in Deferred Tax Asset Valuation Allowance and Reserves and Amortization of Basis Difference Related to Equity Affiliates. During the year ended December 31, 2020, we established a valuation allowance on Middlemount’s net deferred tax position of approximately $33 million. During the year ended December 31, 2019, we released a tax reserve of approximately $17 million. Refer to Note 6. “Equity Method Investments” to the accompanying consolidated financial statements for further information regarding these changes, which information is incorporated herein by reference
Interest Income. The decrease in interest income during the year ended December 31, 2020 compared to the prior year was driven by the conclusion of a contract during the fourth quarter of 2019 which contained an embedded financing element and by lower cash balances.

Peabody Energy Corporation	2020 Form 10-K	61

Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. The gain recorded during the year ended December 31, 2020 was driven by gains on pension and postretirement benefit plan assets ($73.7 million), the favorable impacts of a mortality update for all actuarially determined liabilities ($39.5 million) and changes related to claims for the postretirement benefit plans ($21.2 million). These increases were offset by decreases to the discount rates for all actuarially determined liabilities ($116.5 million).
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
Take-or-Pay Contract-Based Intangible Recognition. During the years ended December 31, 2020 and 2019, we ratably recognized contract-based intangible liabilities for port and rail take-or-pay contracts. For additional details, refer to Note 8. “Intangible Contract Assets and Liabilities” to the accompanying consolidated financial statements.
Income Tax Provision. The decrease in the income tax provision during the year ended December 31, 2020 compared to the prior year period was primarily due to year-over-year decreases in taxable income, partially offset by an increase in the provision related to the remeasurement of foreign income tax accounts. Refer to Note 10. “Income Taxes” to the accompanying consolidated financial statements for additional information.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

			Decrease to
	Year Ended December 31,		to Income
	2020	2019	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(1,859.8)	$(188.3)	$(1,671.5)	(887.7)%
(Loss) income from discontinued operations, net of income taxes	(14.0)	3.2	(17.2)	(537.5)%
Net loss	(1,873.8)	(185.1)	(1,688.7)	(912.3)%
Less: Net (loss) income attributable to noncontrolling interests	(3.5)	26.2	(29.7)	(113.4)%
Net loss attributable to common stockholders	$(1,870.3)	$(211.3)	$(1,659.0)	(785.1)%
(Loss) Income from Discontinued Operations, Net of Income Taxes. The decrease in results from discontinued operations, net of income taxes during the year ended December 31, 2020 compared to the prior year period was primarily driven by decreases to the discount rates for black lung liabilities.
Net (Loss) Income Attributable to Noncontrolling Interests. The decrease in net results attributable to noncontrolling interests during the year ended December 31, 2020 compared to the prior year period was primarily due to lower results of our majority-owned mines in which there is an outside non-controlling interest.
Diluted EPS
The following table presents diluted EPS:

			Decrease to
	Year Ended December 31,		EPS
	2020	2019	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(18.99)	$(2.07)	$(16.92)	(817.4)%
(Loss) income from discontinued operations	(0.15)	0.03	(0.18)	(600.0)%
Net loss attributable to common stockholders	$(19.14)	$(2.04)	$(17.10)	(838.2)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 97.7 million and 103.7 million for the years ended December 31, 2020 and 2019, respectively.

Peabody Energy Corporation	2020 Form 10-K	62

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
Seaborne thermal coal demand and pricing was subdued due to restrictions in China and low gas prices coupled with elevated stockpiles in Europe, despite robust demand from India and other Asian regions. Chinese thermal coal imports increased by approximately 8 million tonnes through the year ended December 31, 2019 as compared to the prior year. Despite constraints by heightened mine safety inspections, China’s domestic production registered a 4.2% increase through the year ended December 31, 2019, as compared to the prior year period, supported by new mine approvals. India’s domestic production declined approximately 1% through the year ended December 31, 2019, which was not sufficient to meet growing demand from its industrial and power sectors. As a result, India’s thermal coal imports increased by approximately 6% or 10 million tonnes year-over-year through December 31, 2019. Demand from countries comprising the Association of Southeast Asian Nations (ASEAN) increased 23 million tonnes through the year ended December 31, 2019 as compared to the prior year, primarily led by Vietnam.
In the United States, overall electricity demand was down year-over-year through the year ended December 31, 2019. Continued coal plant retirements, growth in natural gas and renewable generation and weak natural gas prices negatively impacted coal demand. For the year ended December 31, 2019, utility consumption of PRB coal fell approximately 16% as compared to the prior year due to ongoing pressure from retirements, wind generation and regional natural gas prices that traded at a discount to quoted Henry Hub natural gas spot prices.
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

Peabody Energy Corporation	2020 Form 10-K	63

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
The decrease in net results attributable to common stockholders during the year ended December 31, 2019 as compared to the same period in 2018 was partially offset by dividends ($102.5 million) recorded in the prior year period related to the convertible preferred stock issued in connection with our reorganization. Adjusted EBITDA for the year ended December 31, 2019 reflected a year-over-year decrease of $504.9 million.
Tons Sold
The following table presents tons sold by operating segment:

			Increase (Decrease) to Tons Sold
	Year Ended December 31,
	2019	2018	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	19.5	19.1	0.4	2.1%
Seaborne Metallurgical Mining	8.1	11.0	(2.9)	(26.4)%
Powder River Basin Mining	108.1	120.3	(12.2)	(10.1)%
Other U.S. Thermal Mining	27.9	33.6	(5.7)	(17.0)%
Total tons sold from mining segments	163.6	184.0	(20.4)	(11.1)%
Corporate and Other	1.9	2.7	(0.8)	(29.6)%
Total tons sold	165.5	186.7	(21.2)	(11.4)%

Peabody Energy Corporation	2020 Form 10-K	64

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Year Ended December 31,		(Decrease) Increase
	2019	2018	$	%

Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$49.69	$57.58	$(7.89)	(13.7)%
Seaborne Metallurgical	127.62	141.06	(13.44)	(9.5)%
Powder River Basin	11.37	11.84	(0.47)	(4.0)%
Other U.S. Thermal	46.85	41.46	5.39	13.0%
Costs per Ton - Mining Operations (1) (2)
Seaborne Thermal	$32.84	$33.90	$(1.06)	(3.1)%
Seaborne Metallurgical (3)	110.30	100.97	9.33	9.2%
Powder River Basin	9.32	9.47	(0.15)	(1.6)%
Other U.S. Thermal	33.91	32.81	1.10	3.4%
Adjusted EBITDA Margin per Ton - Mining Operations (1) (2)
Seaborne Thermal	$16.85	$23.68	$(6.83)	(28.8)%
Seaborne Metallurgical (3)	17.32	40.09	(22.77)	(56.8)%
Powder River Basin	2.05	2.37	(0.32)	(13.5)%
Other U.S. Thermal	12.94	8.65	4.29	49.6%
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
(3)Includes the events at the North Goonyella Mine resulting in additional Costs per Ton and lower Adjusted EBITDA Margin per Ton for Seaborne Metallurgical of $9.59 and $5.27 for the years ended December 31, 2019 and 2018, respectively.
Revenues
The following table presents revenues by reporting segment:

	Year Ended December 31,		Decrease to Revenues
	2019	2018	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$971.7	$1,099.2	$(127.5)	(11.6)%
Seaborne Metallurgical Mining	1,033.1	1,553.0	(519.9)	(33.5)%
Powder River Basin Mining	1,228.7	1,424.8	(196.1)	(13.8)%
Other U.S. Thermal Mining	1,309.4	1,393.0	(83.6)	(6.0)%
Corporate and Other	80.5	111.8	(31.3)	(28.0)%
Revenues	$4,623.4	$5,581.8	$(958.4)	(17.2)%
Seaborne Thermal Mining. The decrease in our Seaborne Thermal Mining segment revenues for the year ended December 31, 2019 compared to the prior year was primarily driven by unfavorable realized coal pricing ($131.9 million), partially offset by favorable volume and mix variances ($4.4 million).
Seaborne Metallurgical Mining. Segment revenues decreased during the year ended December 31, 2019 compared to the same period in the prior year primarily due to unfavorable volumes (2.9 million tons, $441.1 million). The unfavorable volume variance resulting from the transition to highwall mining at our Millennium Mine in September 2018, an extended longwall move at our Metropolitan Mine and various mine sequencing impacts (3.2 million tons, $424.4 million) and no volume from our North Goonyella Mine during 2019 (1.7 million tons, $337.6 million) was partially offset by incremental volume provided by our Shoal Creek Mine, acquired in December 2018 (2.0 million tons, $320.9 million). Segment revenues were further impacted by lower realized pricing ($78.8 million).

Peabody Energy Corporation	2020 Form 10-K	65

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
Other U.S. Thermal Mining. Segment revenues decreased during the year ended December 31, 2019 compared to the same period in the prior year primarily due to unfavorable volume and mix variances ($200.2 million) and unfavorable realized pricing ($11.2 million). These unfavorable variances were partially offset by revenues associated with the final commercial negotiations for the Kayenta Mine ($127.8 million).
Corporate and Other. Segment revenues decreased during the year ended December 31, 2019 compared to the same period in the prior year primarily due to lower results on economic hedges.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	Year Ended December 31,		(Decrease) Increase to Adjusted EBITDA
	2019	2018	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$329.4	$452.0	$(122.6)	(27.1)%
Seaborne Metallurgical Mining	140.2	441.4	(301.2)	(68.2)%
Powder River Basin Mining	221.2	284.5	(63.3)	(22.2)%
Other U.S. Thermal Mining	361.4	290.6	70.8	24.4%
Corporate and Other	(169.2)	(80.6)	(88.6)	(109.9)%
Adjusted EBITDA (1)	$883.0	$1,387.9	$(504.9)	(36.4)%
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
Other U.S. Thermal Mining. Segment Adjusted EBITDA increased during the year ended December 31, 2019 compared to the same period in the prior year primarily due to the net impact associated with the final commercial negotiations for the Kayenta Mine ($83.3 million) and higher realized net coal pricing ($13.0 million), partially offset by the unfavorable impact of lower volume ($25.7 million).

Peabody Energy Corporation	2020 Form 10-K	66

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Year Ended December 31,		(Decrease) Increase to Income
	2019	2018	$	%
	(Dollars in millions)
Middlemount (1)	$(9.8)	$51.1	$(60.9)	(119.2)%
Resource management activities (2)	8.2	44.7	(36.5)	(81.7)%
Selling and administrative expenses	(145.0)	(158.1)	13.1	8.3%
Other items, net (3)	(22.6)	(18.3)	(4.3)	(23.5)%
Corporate and Other Adjusted EBITDA	$(169.2)	(80.6)	$(88.6)	(109.9)%
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
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations and expenses related to our other commercial activities.
The decrease in Corporate and Other Adjusted EBITDA during the year ended December 31, 2019 compared to the same period in the prior year was primarily driven by an unfavorable variance in Middlemount’s results due to the temporary suspension of operations and a significant change to the mine plan following a highwall failure mid-2019 and resource management gains recorded in the prior year period related to the sale of surplus land assets in Queensland’s Bowen Basin ($20.6 million) and the sale of surplus coal resources associated with the Millennium Mine ($20.5 million). These unfavorable results were partially offset by lower selling and administrative expenses primarily related to outside services and lower personnel costs.

Peabody Energy Corporation	2020 Form 10-K	67

(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Year Ended December 31,		(Decrease) Increase to Income
	2019	2018	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$883.0	$1,387.9	$(504.9)	(36.4)%
Depreciation, depletion and amortization	(601.0)	(679.0)	78.0	11.5%
Asset retirement obligation expenses	(58.4)	(53.0)	(5.4)	(10.2)%
Restructuring charges	(24.3)	(1.2)	(23.1)	(1,925.0)%
Transaction costs related to business combinations and joint ventures	(21.6)	(7.4)	(14.2)	(191.9)%
Gain on formation of United Wambo Joint Venture	48.1	—	48.1	n.m.
Asset impairment	(270.2)	—	(270.2)	n.m.
Provision for North Goonyella equipment loss	(83.2)	(66.4)	(16.8)	(25.3)%
North Goonyella insurance recovery - equipment	91.1	—	91.1	n.m.
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	18.8	18.3	0.5	2.7%
Interest expense	(144.2)	(151.3)	7.1	4.7%
Interest income	27.0	33.6	(6.6)	(19.6)%
Net mark-to-market adjustment on actuarially determined liabilities	(67.4)	125.5	(192.9)	(153.7)%
Reorganization items, net	—	12.8	(12.8)	(100.0)%
Unrealized gains on economic hedges	42.2	18.3	23.9	130.6%
Unrealized gains (losses) on non-coal trading derivative contracts	1.2	(0.7)	1.9	271.4%
Take-or-pay contract-based intangible recognition	16.6	26.7	(10.1)	(37.8)%
Income tax provision	(46.0)	(18.4)	(27.6)	(150.0)%
(Loss) income from continuing operations, net of income taxes	$(188.3)	$645.7	$(834.0)	(129.2)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

			(Decrease) Increase
	Year Ended December 31,		to Income
	2019	2018	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(90.7)	$(88.4)	$(2.3)	(2.6)%
Seaborne Metallurgical Mining	(125.3)	(129.8)	4.5	3.5%
Powder River Basin Mining	(148.5)	(183.4)	34.9	19.0%
Other U.S. Thermal Mining	(228.2)	(268.8)	40.6	15.1%
Corporate and Other	(8.3)	(8.6)	0.3	3.5%
Total	$(601.0)	$(679.0)	$78.0	11.5%

Peabody Energy Corporation	2020 Form 10-K	68

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Year Ended December 31,
	2019	2018
Seaborne Thermal Mining	$1.84	$1.79
Seaborne Metallurgical Mining	3.09	0.94
Powder River Basin Mining	0.80	0.81
Other U.S. Thermal Mining	1.33	1.51
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
Restructuring Charges. Restructuring charges increased during the year ended December 31, 2019 compared to the same period in the prior year as the result of workforce reductions made during 2019 resulting from actions taken at the North Goonyella Mine, U.S. mine closures and reductions in overhead and support functions.
Transaction Costs Related to Business Combinations and Joint Ventures. The increase in transaction costs was primarily related to the proposed PRB Colorado joint venture with Arch Resources, Inc. as further described in Note 20. “Other Events” to the accompanying consolidated financial statements.
Gain on Formation of United Wambo Joint Venture. During the year ended December 31, 2019, we recognized a $48.1 million gain upon the formation of the United Wambo Joint Venture. Refer to Note 20. “Other Events” to the accompanying consolidated financial statements for further information regarding the calculation of the gain, which information is incorporated herein by reference.
Asset Impairment. We recognized $270.2 million in aggregate asset impairment charges during the year ended December 31, 2019. Refer to Note 3. “Asset Impairment” to the accompanying consolidated financial statements for further information regarding the nature and composition of those charges, which information is incorporated herein by reference.
Provision for North Goonyella Equipment Loss. Provisions for equipment losses related to the events at our North Goonyella Mine were recorded during the years ended December 31, 2019 and 2018 as discussed in Note 20. “Other Events” to the accompanying consolidated financial statements. The provision recorded during 2019 was incremental to the provisions recorded during 2018 and represents the best estimate of potential loss associated with these events based on assessments made to date.
North Goonyella Insurance Recovery - Equipment. During the year ended December 31, 2019, we entered into an insurance claim settlement agreement with our insurance providers related to North Goonyella equipment losses and recorded a $125.0 million insurance recovery, as discussed in Note 20. “Other Events” to the accompanying consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the years ended December 31, 2019 and 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the year ended December 31, 2019.
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

Peabody Energy Corporation	2020 Form 10-K	69

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
Take-or-Pay Contract-Based Intangible Recognition. During the years ended December 31, 2019 and 2018, we ratably recognized contract-based intangible liabilities for port and rail take-or-pay contracts. For additional details, refer to Note 8. “Intangible Contract Assets and Liabilities” to the accompanying consolidated financial statements.
Income Tax Provision. The increase in the income tax provision during the year ended December 31, 2019 as compared to the prior year period was primarily related to the tax impact of the gain on formation of the United Wambo Joint Venture recognized during the fourth quarter of 2019, the year-over-year change in the benefit recorded in continuing operations under the exception provisions within ASC 740-20-45-7 and the prior year tax benefit related to the release of valuation allowance on refundable alternative minimum tax credits. Refer to Note 10. “Income Taxes” to the accompanying consolidated financial statements for additional information.
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
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 103.7 million and 121.0 million for the years ended December 31, 2019 and 2018, respectively

Peabody Energy Corporation	2020 Form 10-K	70

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing each of our segment’s operating performance, as displayed in the reconciliations below. We have retrospectively modified our calculation of Adjusted EBITDA to exclude restructuring charges and transaction costs related to business combinations and joint ventures as management does not view these items as part of our normal operations.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(1,859.8)	$(188.3)	$645.7
Depreciation, depletion and amortization	346.0	601.0	679.0
Asset retirement obligation expenses	45.7	58.4	53.0
Restructuring charges	37.9	24.3	1.2
Transaction costs related to business combinations and joint ventures	23.1	21.6	7.4
Gain on formation of United Wambo Joint Venture	—	(48.1)	—
Asset impairment	1,487.4	270.2	—
Provision for North Goonyella equipment loss	—	83.2	66.4
North Goonyella insurance recovery - equipment	—	(91.1)	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	30.9	(18.8)	(18.3)
Interest expense	139.8	144.2	151.3
Interest income	(9.4)	(27.0)	(33.6)
Net mark-to-market adjustment on actuarially determined liabilities	(5.1)	67.4	(125.5)
Reorganization items, net	—	—	(12.8)
Unrealized losses (gains) on economic hedges	29.6	(42.2)	(18.3)
Unrealized (gains) losses on non-coal trading derivative contracts	(7.1)	(1.2)	0.7
Take-or-pay contract-based intangible recognition	(8.2)	(16.6)	(26.7)
Income tax provision	8.0	46.0	18.4
Adjusted EBITDA	$258.8	$883.0	$1,387.9
Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Operating costs and expenses	$2,524.9	$3,536.6	$4,071.4
Unrealized gains (losses) on non-coal trading derivative contracts	7.1	1.2	(0.7)
Take-or-pay contract-based intangible recognition	8.2	16.6	26.7
North Goonyella insurance recovery - cost recovery and business interruption	—	(33.9)	—
Net periodic benefit (credit) costs, excluding service cost	(1.8)	19.4	18.1
Total Reporting Segment Costs	$2,538.4	$3,539.9	$4,115.5

Peabody Energy Corporation	2020 Form 10-K	71

The following table presents Reporting Segment Costs by reporting segment:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Seaborne Thermal Mining	$548.6	$642.3	$647.2
Seaborne Metallurgical Mining	616.7	892.9	1,111.6
Powder River Basin Mining	796.3	1,007.5	1,140.3
Western U.S. Mining	538.9	948.0	1,102.4
Corporate and Other	37.9	49.2	114.0
Total Reporting Segment Costs	$2,538.4	$3,539.9	$4,115.5
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Year Ended December 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	19.0	5.6	87.2	18.3

Revenues	$711.8	$486.5	$991.1	$707.3
Reporting Segment Costs	548.6	616.7	796.3	538.9
Adjusted EBITDA	163.2	(130.2)	194.8	168.4

Revenues per Ton	$37.46	$86.33	$11.37	$38.73
Costs per Ton	28.87	109.44	9.14	29.51
Adjusted EBITDA Margin per Ton	8.59	(23.11)	2.23	9.22

	Year Ended December 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	19.5	8.1	108.1	27.9

Revenues	$971.7	$1,033.1	$1,228.7	$1,309.4
Reporting Segment Costs	642.3	892.9	1,007.5	948.0
Adjusted EBITDA	329.4	140.2	221.2	361.4

Revenues per Ton	$49.69	$127.62	$11.37	$46.85
Costs per Ton	32.84	110.30	9.32	33.91
Adjusted EBITDA Margin per Ton	16.85	17.32	2.05	12.94

Peabody Energy Corporation	2020 Form 10-K	72

	Year Ended December 31, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	19.1	11.0	120.3	33.6

Revenues	$1,099.2	$1,553.0	$1,424.8	$1,393.0
Reporting Segment Costs	647.2	1,111.6	1,140.3	1,102.4
Adjusted EBITDA	452.0	441.4	284.5	290.6

Revenues per Ton	$57.58	$141.06	$11.84	$41.46
Costs per Ton	33.90	100.97	9.47	32.81
Adjusted EBITDA Margin per Ton	23.68	40.09	2.37	8.65
Free Cash Flow is defined as net cash (used in) provided by operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(9.7)	$677.4
Net cash used in investing activities	(206.7)	(261.3)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(216.4)	$418.5
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
Near-Term Outlook
The COVID-19 pandemic continues to impact the global economy, including demand and pricing for global coal markets. Ultimately, demand for seaborne coal will be dependent on the timing and scale of a COVID-19 recovery.
Seaborne thermal coal markets have recently shown signs of improvement with Newcastle forward prices averaging over $80 per tonne in 2021. Colder than expected weather across Asia and Europe has resulted in record high power generation in key markets, driving global liquefied natural gas prices significantly higher and supporting increased seaborne thermal coal demand. In addition, seaborne thermal supply has been impacted by severe wet weather in Indonesia as well as COVID-related production disruptions in China and labor issues in Colombia. Peabody’s seaborne thermal segment is well positioned to serve that demand.

Peabody Energy Corporation	2020 Form 10-K	73

While seaborne metallurgical coal pricing has improved from 2020 lows, disrupted metallurgical trade flows have contributed to short term pricing volatility. In addition, limitations on Australian imports into China as well as the scope and scale of a steel recovery in traditional regions continue to weigh on markets. China has continued to not import Australian coals even as the spread between Australian and non-Australian premium hard coking coals reached an all-time high in January 2021, resulting in China paying a significant premium for non-Australian metallurgical coal. However, outside of China, demand has started to pick up in the traditional markets of Japan and Korea as well as India. Peabody remains focused on improving its seaborne metallurgical segment cost profile, particularly at the Shoal Creek and Metropolitan Mines, and will continue to be cautious and deliberate in its actions to resume production at currently idled operations.
U.S. thermal coal markets continue to be heavily influenced by natural gas prices, growth in renewable generation and weather. In 2020, coal's share of the generation mix declined to 19% from 23% in the prior year, while natural gas' share rose to 40% as prompt natural gas prices averaged $2.13 per mmBtu. While current natural gas forward prices are above a key competitive mark of $2.50 per mmBtu, coal demand continues to be impacted by secular decline. Peabody remains committed to continuing to serve its customers from its low-cost operations.
Long-Term Outlook
Current projections indicate a slow seaborne market recovery as the global economy continues to be impacted by COVID-19. Future supply and demand will be impacted by economic conditions and public policy related to the COVID-19 pandemic in key supply and demand centers. Further, we believe coal demand and use will be adversely impacted by the policy decisions of various governments, regulatory bodies, financial institutions and others with respect to concerns over the environmental and social impacts of coal generation.
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
U.S. Fundamentals. U.S. thermal coal demand continues to be pressured by the ongoing secular decline and is expected to continue to decline longer-term. Future demand will be highly dependent on natural gas prices, growth in renewable generation and other competing fuels, general economic conditions, weather, and policy and regulations, among other factors.
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
Any future determinations to return capital to stockholders, such as dividends or share repurchases will depend on a variety of factors, including the restrictions set forth under our debt and surety agreements, our net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. Our ability to early retire debt, declare dividends, or repurchase shares in the future will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to our industry, many of which are beyond our control. We have presently suspended the payment of dividends and share repurchases, as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Peabody Energy Corporation	2020 Form 10-K	74

Liquidity
As of December 31, 2020, our cash balances totaled $709.2 million, including approximately $555 million held by U.S. subsidiaries and $136 million held by Australian subsidiaries, approximately $107 million of which was held by the subsidiary which conducts the operations of our Wilpinjong Mine. Our remaining balance was held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia.
We experienced negative cash flows from operations during the year ended December 31, 2020. Results from continuing operations, net of income taxes and Adjusted EBITDA for the year ended December 31, 2020 declined by $1,671.5 million and $624.2 million, respectively, compared to the year ended December 31, 2019. Our total liquidity declined from $1,275.8 million at December 31, 2019 to $728.7 million at December 31, 2020. Available liquidity as of December 31, 2020 and 2019 was comprised of the following:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Cash and cash equivalents	$709.2	$732.2
Revolving credit facility availability	0.2	498.6
Accounts receivable securitization program availability	19.3	45.0
Total liquidity	$728.7	$1,275.8
During the year ended December 31, 2020, the combined availability under our revolving credit facility and accounts receivable securitization program decreased as a result of $375.0 million of borrowings, $159.0 million of which was subsequently repaid, an additional $237.0 million of letters of credit issuances, a $46.1 million reduction in available receivable balances under the accounts receivable securitization program, and the maturity of a $25.0 million commitment under the revolving credit facility.
As further described in Note 23. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees,” we are party to various guarantees and financial instruments to provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. At December 31, 2020, such instruments included $1,633.6 million face amount of surety bonds and $437.6 million of outstanding letters of credit. As further described below, we have reached an agreement with the majority of our surety bond providers to limit future collateral requests related to surety bonding.
Existing Debt Financing
As described in Note 12. “Long-term Debt” of the accompanying consolidated financial statements, during 2017, we entered into an indenture related to the issuance of $500.0 million of 6.000% senior secured notes due March 2022 and $500.0 million of 6.375% senior secured notes due March 2025. We make semi-annual interest payments on the senior notes each March 31 and September 30 until maturity. Also during 2017, we entered into a credit agreement (the Credit Agreement) and related term loan under which we originally borrowed $950.0 million and have repaid $561.0 million through December 31, 2020. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025.
We entered into the revolving credit facility allowable under our Credit Agreement during 2017 for an aggregate commitment of $350.0 million for general corporate purposes. In September 2019, we entered into an amendment to the Credit Agreement which increased the aggregate commitment amount under the revolver to $565.0 million and, beginning in 2020, made applicable interest rates and fees dependent upon our periodically-determined first lien leverage ratio, as defined in the Credit Agreement. During 2020, we utilized the revolving credit facility to borrow $315.0 million, of which we subsequently repaid $99.0 million. At December 31, 2020, the revolving loan balance of $216.0 million bore interest at LIBOR plus 3.25%. The revolving credit facility was also utilized for letters of credit, amounting to $323.8 million at December 31, 2020, which incur combined fees of 3.375%, while unused capacity bears a commitment fee of 0.5%. Such letters of credit were primarily in support of our reclamation obligations.
Our debt agreements impose various restrictions and limits on certain categories of payments that we may make, such as those for dividends, investments, and stock repurchases. We are also subject to customary affirmative and negative covenants.

Peabody Energy Corporation	2020 Form 10-K	75

Refinancing and Related Transactions
During the fourth quarter of 2020 and the first quarter of 2021, we entered into a series of interrelated agreements with our surety bond providers, the revolving lenders under our credit agreement and certain holders of our senior secured notes to extend a significant portion of our near-term debt maturities to December 2024 and to stabilize collateral requirements for our existing surety bond portfolio. Such agreements and related activities are described below.
Organizational Realignment
In July and August 2020, we effected certain changes to our corporate structure in contemplation of a debt-for-debt exchange, which included, among other steps, the formation of certain wholly-owned subsidiaries (the Co-Issuers) to indirectly own and conduct the operations of our Wilpinjong Mine in Australia and the designation of such entities as unrestricted subsidiaries under the Credit Agreement and our senior notes’ indenture (the Existing Indenture). In connection with these actions, we contributed $100.0 million to the Co-Issuers to provide the Wilpinjong Mine with operating liquidity and address its capital needs over the next twelve months.
Surety Agreement
In November 2020, we entered into a surety transaction support agreement (Surety Agreement) with the providers of 99% of our surety bond portfolio (Participating Sureties) to resolve approximately $800 million in additional collateral demands made by the Participating Sureties. In accordance with the Surety Agreement, we initially provided $75.0 million of collateral, in the form of letters of credit.
Upon completion of the Refinancing Transactions, as defined below, other provisions of the Surety Agreement became effective. In particular, we granted second liens on $200.0 million of certain mining equipment and will post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the Participating Sureties. The collateral postings may also further increase to the extent we generate more than $100.0 million of free cash flow (as defined in the Surety Agreement) in any twelve-month period or have asset sales in excess of $10.0 million. Further, the Participating Sureties have agreed to a standstill through December 31, 2024, during which time, the Participating Sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves, or cancel any existing surety bond. We will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties.
Refinancing Transactions
On January 29, 2021 (the Settlement Date), we completed a series of transactions (collectively, the Refinancing Transactions) to, among other things, provide us with maturity extensions and covenant relief, while allowing us to maintain sufficient operating liquidity and financial flexibility. The Refinancing Transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange, and various amendments to our existing debt agreements, as summarized below.
Exchange Offer
On January 29, 2021, we settled an exchange offer (Exchange Offer) pursuant to which $398.7 million aggregate principal amount of our 6.000% Senior Secured Notes due March 2022 (2022 Notes) were validly tendered, accepted by us and exchanged for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 10.000% Senior Secured Notes due 2024 issued by the Co-Issuers (New Co-Issuer Notes), (b) $195.1 million aggregate principal amount of new 8.500% Senior Secured Notes due 2024 issued by Peabody (New Peabody Notes), and (c) a cash payment of approximately $9.4 million. In connection with the settlement of the Exchange Offer, we also paid early tender premiums totaling $4.0 million in cash. Refer to Note 12. “Long-term Debt” for additional information associated with the New Co-Issuer Notes and the New Peabody Notes.
Following the settlement of the Exchange Offer, approximately $60.3 million aggregate principal amount of the 2022 Notes remain outstanding and are governed by the Existing Indenture, as amended by the supplemental indenture described below.
In connection with the Exchange Offer, we must offer to purchase up to $22.5 million New Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest, subsequent to the Settlement Date. We expect to complete this purchase during the first quarter of 2021.

Peabody Energy Corporation	2020 Form 10-K	76

Consent Solicitation
Concurrently with the Exchange Offer, we solicited consents from holders of the 2022 Notes to certain proposed amendments to the Existing Indenture to (i) eliminate substantially all of the restrictive covenants, certain events of default applicable to the 2022 Notes and certain other provisions contained in the Existing Indenture and (ii) release the collateral securing the 2022 Notes and eliminate certain other related provisions contained in the Existing Indenture. The Company received the requisite consents from holders of the 2022 Notes and entered into a supplemental indenture to the Existing Indenture, which became operative on January 29, 2021.
Revolver Transactions
In connection with the Refinancing Transactions, we restructured the revolving loans under the Credit Agreement by (i) making a pay down of revolving loans thereunder in the aggregate amount of $10.0 million, (ii) the Co-Issuers incurring $206.0 million of term loans under a credit agreement, dated as of the Settlement Date (New Co-Issuer Term Loans, New Co-Issuer Term Loan Agreement), (iii) Peabody entering into a letter of credit facility (the New Company LC Agreement), and (iv) amending the Credit Agreement (collectively, the Revolver Transactions).
The New Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.00% per annum.
On the Settlement Date, we entered into the New Company LC Agreement with the revolving lenders party to the Credit Agreement, pursuant to which we obtained a $324.0 million letter of credit facility under which our existing letters of credit under the Credit Agreement were deemed to be issued. The commitments under the New Company LC Agreement mature on December 31, 2024. Undrawn letters of credit under the New Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee.
In connection with the Revolver Transactions, we amended the Credit Agreement to make certain changes in consideration of the New Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement and the first lien net leverage ratio covenant was eliminated, effectively negating the compliance requirement at December 31, 2020. The New Company LC Agreement requires that our restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers will be excluded from the calculation.
Considering the Refinancing Transactions, we expect to incur approximately $200 million of interest expense, including approximately $50 million of non-cash interest expense, during the year ended December 31, 2021.
Accounts Receivable Securitization Program
As described in Note 23. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, we entered into an amended accounts receivable securitization program during 2017 which currently expires in 2022. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be provided for letters of credit in support of other obligations. At December 31, 2020, we had no outstanding borrowings and $112.3 million of letters of credit provided under the program. The letters of credit are primarily in support of portions of our obligations for property and casualty insurance.
Capital Requirements
Additions to Property, Plant, Equipment and Mine Development. For 2021, we are targeting capital expenditures of approximately $225 million, which includes approximately $135 million for ongoing extension projects primarily related to our Seaborne Thermal Mining segment. We have no substantial future payment requirements under U.S. federal coal reserve leases.

Peabody Energy Corporation	2020 Form 10-K	77

Historical Cash Flows and Free Cash Flow
The following table summarizes our cash flows for the year ended December 31, 2020 and 2019, as reported in the accompanying consolidated financial statements:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(9.7)	$677.4
Net cash used in investing activities	(206.7)	(261.3)
Net cash provided by (used in) financing activities	193.4	(701.3)
Net change in cash, cash equivalents and restricted cash	(23.0)	(285.2)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$709.2	$732.2

Net cash (used in) provided by operating activities	$(9.7)	$677.4
Net cash used in investing activities	(206.7)	(261.3)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(216.4)	$418.5
Operating Activities. The net decrease in net cash (used in) provided by operating activities for the year ended December 31, 2020 compared to the prior year was driven by a year-over-year decrease in cash from our mining operations, partially offset by a favorable change in net cash flows associated with our working capital ($108.0 million), and higher funding of our pension and retiree healthcare plans during 2019 ($16.7 million).
Investing Activities. The decrease in net cash used in investing activities for the year ended December 31, 2020 compared to the prior year was driven by lower capital expenditures ($87.8 million), partially offset by higher proceeds from insurance recoveries attributable to North Goonyella equipment in the prior year period ($23.2 million) and higher cash receipts from Middlemount in the prior year period ($14.7 million).
Financing Activities. The increase in net cash provided by (used in) financing activities for the year ended December 31, 2020 compared to the prior year was driven by borrowings under our revolving credit facility and accounts receivable securitization program ($315.0 million and $60.0 million, respectively), greater common stock repurchases and dividends in the prior year ($329.9 million and $258.1 million, respectively), partially offset by higher long-term debt repayments in the current year ($98.4 million).

Peabody Energy Corporation	2020 Form 10-K	78

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020:

	Payments Due By Year
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations (principal and interest) (1)	$1,787.3	$74.9	$781.8	$930.6	$—
Finance lease obligations (principal and interest)	33.3	17.1	7.3	1.2	7.7
Operating lease obligations (2)	72.4	24.8	34.4	9.4	3.8
Unconditional purchase obligations (3)	37.0	29.3	7.7	—	—
Coal reserve lease and royalty obligations	55.7	5.5	10.8	8.9	30.5
Take-or-pay obligations (4)	1,206.5	94.5	177.7	180.2	754.1
Other long-term liabilities (5)	2,756.0	243.3	346.1	325.0	1,841.6
Total contractual cash obligations	$5,948.2	$489.4	$1,365.8	$1,455.3	$2,637.7
(1)Represents the original contractual maturities of our long-term debt obligations. The related interest on long-term debt was calculated using rates in effect at December 31, 2020 for the remaining contractual term of the outstanding borrowings. Following the completion of the Refinancing Transactions, our total long-term debt obligations (principal and interest) increased to $1,953.6 million.
(2)Excludes contingent rents. Refer to Note 13. “Leases” to the accompanying consolidated financial statements for additional discussion of contingent rental agreements.
(3)We routinely enter into purchase agreements with approved vendors for most types of operating expenses in the ordinary course of business. Our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements, combined with any other open purchase orders, are not material and though they are considered enforceable and legally binding, the related terms generally allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Accordingly, the commitments in the table above relate to orders to suppliers for capital purchases.
(4)Represents various short- and long-term take-or-pay arrangements in Australia and the U.S. associated with rail and port commitments for the delivery of coal, including amounts relating to export facilities.
(5)Represents estimated cash outflows for long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and end-of-mine closure costs and exploration obligations. Also includes $15 million related to the settlement of the United Mine Workers of America (UMWA) 1974 Pension Plan Litigation described in Note 4. “Discontinued Operations” to the accompanying consolidated financial statements.
We do not expect any of the $9.1 million of net unrecognized tax benefits reported in our consolidated financial statements to require cash settlement within the next year. Beyond that, we are unable to make reasonably reliable estimates of periodic cash settlements with respect to such unrecognized tax benefits.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying consolidated balance sheets. At December 31, 2020, such instruments included $1,633.6 million of surety bonds and $437.6 million of letters of credit. Such financial instruments provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. We periodically evaluate the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in our consolidated balance sheets.

Peabody Energy Corporation	2020 Form 10-K	79

As of December 31, 2020, the Company was party to financial instruments with off-balance sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,451.9	$43.9	$83.7	$38.3	$15.8	$1,633.6
Letters of credit outstanding under revolving credit facility	220.9	90.4	7.5	5.0	—	323.8
Letters of credit outstanding under accounts receivable securitization program	94.1	17.7	0.5	—	—	112.3
Other letters of credit	—	1.5	—	—	—	1.5
	1,766.9	153.5	91.7	43.3	15.8	2,071.2
Less: Letters of credit in support of surety bonds (4)	(315.0)	(29.6)	—	(1.2)	—	(345.8)
Less: Cash collateral in support of surety bonds (4)	(15.0)	—	—	—	—	(15.0)
Obligations supported, net	$1,436.9	$123.9	$91.7	$42.1	$15.8	$1,710.4
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
As described in Note 23. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to the accompanying consolidated financial statements, we are required to provide various forms of financial assurance in support of our mining reclamation obligations in the jurisdictions in which we operate. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. Following our emergence from the Chapter 11 Cases, we shifted away from extensive self-bonding in the U.S. in favor of increased usage of surety bonds and similar third-party instruments. This change in practice has had an unfavorable impact on our liquidity due to increased collateral requirements and surety and related fees.
At December 31, 2020, we had total asset retirement obligations of $728.2 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas our accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 23. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to our accompanying consolidated financial statements for a discussion of our accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk.
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

Peabody Energy Corporation	2020 Form 10-K	80

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
Impairment charges of $1,487.4 million of long-lived assets were recorded for the year ended December 31, 2020. The assumptions used are based on our best knowledge at the time we prepare our analysis but can vary significantly due to the volatile and cyclical nature of coal prices and demand, regulatory issues, unforeseen mining conditions, commodity prices and cost of labor. Additionally, the decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing and the increased use of renewable energy sources, was a significant consideration in our analysis. These factors may cause us to be unable to recover all or a portion of the carrying value of our long-lived assets. We conducted a review of all other long-lived assets for recoverability as of December 31, 2020 and determined that no further impairment charge was necessary as of that date.
See Note 3. “Asset Impairment” to our accompanying consolidated financial statements for additional information regarding impairment charges.
Income Taxes. We account for income taxes in accordance with accounting guidance which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. In our evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. As of December 31, 2020, we had valuation allowances for income taxes totaling $2,287.3 million. If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period such determination is made.

Peabody Energy Corporation	2020 Form 10-K	81

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position must be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020, we had net unrecognized tax benefits of $9.1 million included in recorded liabilities in the consolidated balance sheet. We believe that our judgments and estimates are reasonable; however, to the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our recorded liabilities, our effective tax rate in a given period could be materially affected.
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
See Note 10. “Income Taxes” to the accompanying consolidated financial statements for additional information regarding valuation allowances, unrecognized tax benefits and the Act.
Postretirement Benefit and Pension Liabilities. We have long-term liabilities for our employees’ postretirement benefit costs and defined benefit pension plans. Our pension obligations are funded in accordance with the provisions of applicable laws and our policies. Liabilities for postretirement benefit costs are funded at our discretion. Expense for the year ended December 31, 2020 for postretirement benefit costs and pension liabilities totaled $1.1 million, while employer contributions were $36.3 million. An actuarial gain of $9.1 million was recorded for the year ended December 31, 2020.
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

	For Year Ended December 31, 2020
	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(Dollars in millions)
Health care cost trend rate:
Effect on total net periodic postretirement benefit cost	$2.0	$(1.8)
Effect on total postretirement benefit obligation	$43.7	$(37.0)

	For Year Ended December 31, 2020
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic postretirement benefit cost	$1.6	$(1.8)
Effect on total postretirement benefit obligation	$(22.1)	$25.2

Expected return on assets:
Effect on total net periodic postretirement benefit cost	$(0.1)	$0.1

Peabody Energy Corporation	2020 Form 10-K	82

For our pension obligation, assumed discount rates and expected returns on assets have a significant effect on the expense and funded status amounts reported for our defined benefit pension plans. Below we have provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

	For Year Ended December 31, 2020
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic pension cost	$2.5	$(2.8)
Effect on defined benefit pension plans’ projected benefit obligation	$(39.0)	$42.6

Expected return on assets:
Effect on total net periodic pension cost	$(4.1)	$4.1
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
See Note 15. “Postretirement Health Care and Life Insurance Benefits” and Note 16. “Pension and Savings Plans” to the accompanying consolidated financial statements for additional information regarding postretirement benefit and pension plans.
Asset Retirement Obligations. Our asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities. Amortization associated with our asset retirement obligation assets was $26.7 million for the year ended December 31, 2020. Asset retirement obligation expenses for the year ended December 31, 2020 was $45.7 million and payments totaled $43.4 million. See Note 14. “Asset Retirement Obligations” to the accompanying consolidated financial statements for additional information regarding our asset retirement obligations.
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
Accrued contingent liabilities exclude claims against third parties and are not discounted. The current portion of these accruals is included in “Accounts payables and accrued expenses” and the long-term portion is included in “Other noncurrent liabilities” in our consolidated balance sheets. In general, legal fees related to environmental remediation and litigation are charged to expense. We include the interest component of any litigation-related penalties within “Interest expense” in our consolidated statements of operations. See Note 24. “Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion of our contingent liabilities.

Peabody Energy Corporation	2020 Form 10-K	83

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
The potential for changes in the market value of our coal and freight-related trading, crude oil, diesel fuel and foreign currency contract portfolios, as applicable, is referred to as “market risk.” Market risk related to our coal trading and freight-related contract portfolio, which includes bilaterally-settled and over-the-counter (OTC) exchange-settled trading, in addition to, from time to time, the brokered trading of coal, is evaluated using a value at risk (VaR) analysis. VaR analysis is not used to evaluate our non-trading diesel fuel or foreign currency hedging portfolios, as applicable, or coal trading activities we employ in support of coal production (as discussed below). We attempt to manage market price risks through diversification, controlling position sizes and executing hedging strategies. Due to a lack of quoted market prices and the long-term, illiquid nature of the positions, we have not quantified market price risk related to our non-trading, long-term coal supply agreement portfolio.
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
We generally account for our coal trading activities using the fair value method, which requires us to reflect contracts with third parties that meet the definition of a derivative at market value in our consolidated financial statements, with the exception of contracts for which we have elected to apply the normal purchases and normal sales exception. Our trading portfolio included futures, forwards and options as of December 31, 2020. The use of VaR allows us to quantify in dollars, on a daily basis, a measure of price risk inherent in our trading portfolio. VaR represents the expected loss in portfolio value due to adverse market price movements over a defined time horizon (liquidation period) within a specified confidence level. Our VaR model is based on a variance/co-variance approach, which captures our potential loss exposure related to future, forward, swap and option positions. Our VaR model assumes a 15-day holding period at the time of VaR measurement and produces an output corresponding with a 95% one-tailed confidence interval, which means that there is a one in 20 statistical chance that our portfolio could lose more than the VaR estimates during the assumed liquidation period. Our volatility calculation incorporates an exponentially weighted moving average algorithm based on price movements during the previous 60 market days, which makes our volatility more representative of recent market conditions while still reflecting an awareness of historical price movements. VaR does not estimate the maximum potential loss expected in the 5% of the time that changes in the portfolio value during the assumed liquidation period is expected to exceed measured VaR. We use stress testing and scenario analysis to help provide visibility in such cases, as discussed further below.
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
During the year ended December 31, 2020, the actual low, high and average VaR was $0.3 million, $3.0 million and $1.1 million, respectively.

Peabody Energy Corporation	2020 Form 10-K	84

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
Future Realization. As of December 31, 2020, the total estimated future realization of the value of our trading portfolio is expected to occur over 2021 and 2022.
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
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements. As of December 31, 2020, we had currency options outstanding with an aggregate notional amount of $575.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the first nine months of 2021. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $110 to $120 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at December 31, 2020, the currency option contracts outstanding at that date would limit our net exposure to a $0.10 unfavorable change in the exchange rate to approximately $60 million for the next twelve months.
Other Non-Coal Trading Activities — Commodity Price Risk
Long-Term Coal Contracts. We predominantly manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. Sales under such agreements comprised approximately 89%, 88% and 87% of our worldwide sales (by volume) for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had approximately 89 million tons of U.S. thermal coal priced and committed for 2021. This includes approximately 73 million tons of PRB coal and 16 million tons of other U.S. thermal coal. We have the flexibility to increase volumes should demand warrant. We are estimating 2021 thermal coal sales volumes from our Seaborne Thermal Mining segment of 17.2 million tons comprised of thermal export volume of 9.5 million tons and domestic volume of 7.7 million tons. We are estimating full year 2021 metallurgical coal sales from our Seaborne Metallurgical Mining segment of 5.7 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing.

Peabody Energy Corporation	2020 Form 10-K	85

Diesel Fuel Hedges. Previously, we managed price risk of the diesel fuel used in our mining activities through the use of derivatives, primarily swaps. As of December 31, 2020, we did not have any diesel fuel derivative instruments in place. We also manage the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
We expect to consume 75 to 85 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $20 million based on our expected usage.
Interest Rate Risk
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. From time to time, we manage our debt to achieve a certain ratio of fixed-rate debt and variable-rate debt as a percent of net debt through the use of various hedging instruments. As of December 31, 2020, we had approximately $1 billion of fixed-rate borrowings and $0.7 billion of variable-rate borrowings outstanding and had no interest rate swaps in place. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $7 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $14 million in the estimated fair value of these borrowings.
Item 8.     Financial Statements and Supplementary Data.
See Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this report for the information required by this Item 8, which information is incorporated by reference herein.
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020 were effective to provide reasonable assurance that the desired control objectives were achieved.
Changes in Internal Control Over Financial Reporting
We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new systems; consolidating the activities of acquired business units; migrating certain processes to our shared services organizations and/or managed third parties; formalizing and refining policies, procedures and control documentation requirements; improving segregation of duties and adding monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities.
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Peabody Energy Corporation	2020 Form 10-K	86

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2020.
Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ Glenn L. Kellow	/s/ Mark A. Spurbeck
Glenn L. Kellow President and Chief Executive Officer	Mark A. Spurbeck Executive Vice President and Chief Financial Officer
February 23, 2021

Peabody Energy Corporation	2020 Form 10-K	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Peabody Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peabody Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Peabody Energy Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
/s/  Ernst & Young, LLP

St. Louis, Missouri

February 23, 2021

Peabody Energy Corporation	2020 Form 10-K	88

Item 9B.     Other Information.
None.
PART III
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K is included under the caption Proposal I - “Election of Directors” in our 2021 Proxy Statement and in Part I, Item 1. “Business” of this report under the caption “Information About Our Executive Officers.” The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Stock Ownership,” “Corporate Governance - Code of Business Conduct and Ethics” and “Additional Information Concerning the Board of Directors - Committee Overview - Audit Committee” in our 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Additional Information Concerning the Board of Directors - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K is included under the caption “Stock Ownership - Security Ownership of Directors and Management and Certain Beneficial Owners” in our 2021 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2020:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	1,026,326	(1)	$—	(2)	7,297,347
Equity compensation plans not approved by security holders	—		—		—
Total	1,026,326		$—		7,297,347
(1)Shares issuable pursuant to outstanding performance units and vested but not issued deferred stock units. Performance units are shown at target and could change based on actual metrics achieved.
(2)The weighted-average exercise price shown in the table does not take into account outstanding deferred stock units or performance awards.
Refer to Note 18. “Share-Based Compensation” to the accompanying consolidated financial statements for additional information regarding the material features of our current equity compensation plans.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by Items 404 and 407(a) of Regulation S-K is included under the captions “Review of Related Person Transactions” and “Additional Information Concerning the Board of Directors - Board Independence” in our 2021 Proxy Statement and is incorporated herein by reference.

Peabody Energy Corporation	2020 Form 10-K	89

Item 14.Principal Accountant Fees and Services.
The information required by Item 9(e) of Schedule 14A is included under the caption “Audit Fees” in our 2021 Proxy Statement and is incorporated herein by reference.
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

Peabody Energy Corporation	2020 Form 10-K	90

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 3, 2017).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed April 3, 2017).
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

4.7	Description of Securities (Incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).
4.8
Indenture dated as of January 29, 2021, by and among the Co-Issuers, Wilmington Trust, National Association, as trustee, and the Company (on a limited basis, to the extent of its obligations specifically set forth therein) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2021).

4.9
Indenture dated as of January 29, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2021).

4.10
Seventh Supplemental Indenture, dated as of January 8, 2021, by and among the Company and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 1, 2021).

4.11
Eighth Supplemental Indenture, dated as of January 29, 2021, by and among the Company and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 1, 2021).

4.12
First Supplemental Indenture, dated as of February 3, 2021, by and among the Co-Issuers, Wilmington Trust, National Association, as trustee, and Peabody (on a limited basis, to the extent of its obligations specifically set forth therein) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2021).

4.13
First Supplemental Indenture, dated as of February 3, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2021).

10.1	Federal Coal Lease WYW0321779: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.2	Federal Coal Lease WYW119554: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.3	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.4	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.5	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.6	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-59073, filed September 8, 1998).
10.7	Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.8	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Peabody Energy Corporation	2020 Form 10-K	91

10.9	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.10	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.11	Federal Coal Lease Readjustment WYW78633: Caballo (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
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

10.28*
Form of Addendum to Participation Agreement executed by Glenn L. Kellow and Charles F. Meintjes (2020) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.29*
Contract of Employment, dated October 22, 2020, between Peabody Energy Australia Coal Pty Ltd and Darren R. Yeates (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2020).

Peabody Energy Corporation	2020 Form 10-K	92

10.30*
Restated Employment Agreement entered into as of January 7, 2013 by and between the Registrant and Charles F. Meintjes (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 10, 2013).

10.31*
Separation and Release Agreement, dated as of September 28, 2020, between Peabody Energy Corporation and Charles Meintjes (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.32*
Restated Employment Agreement entered into as of December 20, 2012 by and between the Registrant and Kemal Williamson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012).

10.33*	Peabody Energy Corporation 2019 Executive Severance Plan. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.34
Termination Agreement, dated as of October 5, 2020, between Peabody Energy Corporation and Arch Resources, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 6, 2020).

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

10.39
Sixth Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2020, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.40
Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of April 18, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent and L/C Issuer (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 22, 2016).

10.41
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

10.43
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

10.44
Amendment No. 5 to Superpriority Secured Debtor-In-Possession Credit Agreement, by and among Peabody Energy Corporation, Peabody Global Funding, LLC (f/k/a Global Center for Energy and Human Development, LLC) and certain Debtors parties thereto as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 23, 2016).

Peabody Energy Corporation	2020 Form 10-K	93

10.45
Amendment No. 6 to Superpriority Secured Debtor-In-Possession Credit Agreement, by and among Peabody Energy Corporation, Peabody Global Funding, LLC and certain Debtors parties thereto as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2016).

10.46
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

10.49
Second Amendment to Private Placement Agreement entered into as of February 8, 2017 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.127 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.50
Backstop Commitment Agreement entered into as of December 22, 2016 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 23, 2016).

10.51
Amendment to Backstop Commitment Agreement entered into as of December 28, 2016 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 30, 2016).

10.52
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

10.54
Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2017).

10.55
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.128 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.56
Settlement Agreement dated as of March 13, 2017 by and among the Registrant, certain subsidiaries of the Registrant, and the United Mine Workers of America 1974 Pension Plan and Trust (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017).

10.57
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

10.58
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

10.59
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

10.60
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

Peabody Energy Corporation	2020 Form 10-K	94

10.61
Credit Agreement dated as of April 3, 2017, among the Registrant, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.62
Amendment No. 1 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of September 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 18, 2017).

10.63
Amendment No. 2 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of November 17, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 20, 2017).

10.64
Amendment No. 3 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 19, 2017).

10.65
Amendment No. 4 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of April 11, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 11, 2018).

10.66
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

10.67
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

10.68
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

10.69*	Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed April 3, 2017).
10.70
Registration Rights Agreement, dated as of April 3. 2017, among the Registrant and the stockholders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed, April 3, 2017).

10.71	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.72*
Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.73*
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.74*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.75*
Form of Performance Share Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan. (Incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.76	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.77*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.78*
Form of Restricted Stock Unit Agreement (ELT Level 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.75 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.79*
Form of Restricted Stock Unit Agreement (Director Level and Above 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.76 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.80*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

Peabody Energy Corporation	2020 Form 10-K	95

10.81*
Form of Restricted Stock Unit Agreement (Director Level and Above 2020 Off-Cycle Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.82*
Form of Performance Share Units Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.83*
Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.84
Agreement, dated as of February 4, 2020, by and among Peabody Energy Corporation, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 5, 2020).

10.85
Management Services Agreement, dated as of August 4, 2020, by and between Peabody Investments Corp. and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.86
Management Services Agreement, dated as August 4, 2020, by and between Peabody Energy Australia Pty Ltd and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.87
Transaction Support Agreement, dated as of November 6, 2020, between Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation and the Participating Sureties (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.88
Transaction Support Agreement, dated as of December 24, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 28, 2020).

10.89
Amended and Restated Transaction Support Agreement, dated as of December 31, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 4, 2021).

10.90
First Amendment to Amended and Restated Transaction Support Agreement, dated as of January 29, 2021, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2021).

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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.
32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer.
95†	Mine Safety Disclosure required by Item 104 of Regulation S-K.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

Peabody Energy Corporation	2020 Form 10-K	96

†	Filed herewith.
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
Item 16.Form 10-K Summary.
None.

Peabody Energy Corporation	2020 Form 10-K	97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ GLENN L. KELLOW
Glenn L. Kellow President and Chief Executive Officer
Date: February 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN L. KELLOW	President and Chief Executive Officer, Director (principal executive officer)	February 23, 2021
Glenn L. Kellow

/s/ MARK A. SPURBECK	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2021
Mark A. Spurbeck

/s/ SAMANTHA ALGAZE	Director	February 19, 2021
Samantha Algaze

/s/ ANDREA BERTONE	Director	February 19, 2021
Andrea Bertone

/s/ BILL CHAMPION	Director	February 19, 2021
Bill Champion

/s/ NICHOLAS CHIREKOS	Director	February 19, 2021
Nicholas Chirekos

/s/ STEPHEN GORMAN	Director	February 19, 2021
Stephen Gorman

/s/ JOE LAYMON	Director	February 22, 2021
Joe Laymon

/s/ ROBERT MALONE	Chairman	February 20, 2021
Robert Malone

/s/ DAVID MILLER	Director	February 19, 2021
David Miller

/s/ MICHAEL SUTHERLIN	Director	February 19, 2021
Michael Sutherlin

/s/ DARREN YEATES	Director and Executive Vice President and Chief Operating Officer	February 20, 2021
Darren Yeates

Peabody Energy Corporation	2020 Form 10-K	98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Peabody Energy Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Peabody Energy Corporation	2020 Form 10-K	F-1

Asset Retirement Obligation Liability
Description of the Matter	At December 31, 2020, the Company’s asset retirement obligation (ARO) liabilities totaled $728.2 million. As discussed in Note 1 and Note 14 of the consolidated financial statements, the Company estimates its ARO liabilities in the U.S. and Australia for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. The Company records an ARO asset associated with the discounted liability for final reclamation and mine closure and are recognized in the period in which the liability is incurred. As changes in estimates occur, the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

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

To audit the ARO liabilities, our procedures included evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its estimate. We compared assumptions including the credit-adjusted risk-free rate, and inflation rate to current market data. In addition, to assess the estimates of disturbed acreage, timing of reclamation activities, and reclamation costs, we evaluated significant changes from the prior estimate, verified consistency between timing of reclamation activities and projected mine life, considered the appropriateness of the estimated costs based on mine type, compared anticipated costs to recent operating data, and recalculated management's estimate. Additionally, we involved our specialists to assist in our assessment of the Company’s ARO liability. As part of this effort, our specialists interviewed members of the Company’s engineering staff, assessed the completeness of the mine reclamation estimate with respect to meeting mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

Asset Impairment of North Antelope Rochelle Mine
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, during 2020, the Company recorded an impairment loss on certain long-lived assets related to its North Antelope Rochelle Mine based upon the expectation of reduced future sales volumes. Accordingly, during the second quarter, the Company evaluated its long-lived assets for recoverability and determined that these assets were not recoverable and were impaired. As a result, the Company recognized a $1,418.1 million impairment loss, which is the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company's impairment measurement involved a high degree of subjectivity as estimates underlying the determination of fair value were based on assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimate included future tons sold, coal prices for unpriced coal, production costs, transportation costs, and the cost of capital.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine the fair value of the asset group and to measure the long-lived asset impairment. This included controls over management's review of the significant assumptions underlying the fair value determination.

Our testing of the Company's impairment measurement included, among other procedures, evaluating the significant assumptions and operating data used to estimate fair value. For example, we compared the significant assumptions used to estimate market participant cash flows to current industry and economic outlook, obtained support to evaluate projected operating data and recalculated management's estimate of fair value. We also involved our specialists to assist in our evaluation of the methodologies utilized in developing the estimate of fair value, reviewing the significant assumptions utilized including the weighted average cost of capital, and to prepare comparative calculations of management’s fair value estimate.

/s/  Ernst & Young, LLP

We have served as the Company’s auditor since 1991.

St. Louis, Missouri

February 23, 2021

Peabody Energy Corporation	2020 Form 10-K	F-2

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions, except per share data)
Revenues	$2,881.1	$4,623.4	$5,581.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	2,524.9	3,536.6	4,071.4
Depreciation, depletion and amortization	346.0	601.0	679.0
Asset retirement obligation expenses	45.7	58.4	53.0
Selling and administrative expenses	99.5	145.0	158.1
Restructuring charges	37.9	24.3	1.2
Transaction costs related to business combinations and joint ventures	23.1	21.6	7.4
Other operating (income) loss:
Net gain on disposals	(15.2)	(2.1)	(48.2)
Gain on formation of United Wambo Joint Venture	—	(48.1)	—
Asset impairment	1,487.4	270.2	—
Provision for North Goonyella equipment loss	—	83.2	66.4
North Goonyella insurance recovery	—	(125.0)	—
Loss (income) from equity affiliates	60.1	(3.4)	(68.1)
Operating profit (loss)	(1,728.3)	61.7	661.6
Interest expense	139.8	144.2	151.3
Interest income	(9.4)	(27.0)	(33.6)
Net periodic benefit (credit) costs, excluding service cost	(1.8)	19.4	18.1
Net mark-to-market adjustment on actuarially determined liabilities	(5.1)	67.4	(125.5)
Reorganization items, net	—	—	(12.8)
(Loss) income from continuing operations before income taxes	(1,851.8)	(142.3)	664.1
Income tax provision	8.0	46.0	18.4
(Loss) income from continuing operations, net of income taxes	(1,859.8)	(188.3)	645.7
(Loss) income from discontinued operations, net of income taxes	(14.0)	3.2	18.1
Net (loss) income	(1,873.8)	(185.1)	663.8
Less: Series A Convertible Preferred Stock dividends	—	—	102.5
Less: Net (loss) income attributable to noncontrolling interests	(3.5)	26.2	16.9
Net (loss) income attributable to common stockholders	$(1,870.3)	$(211.3)	$544.4

(Loss) income from continuing operations:
Basic (loss) income per share	$(18.99)	$(2.07)	$4.35
Diluted (loss) income per share	$(18.99)	$(2.07)	$4.28
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(19.14)	$(2.04)	$4.50
Diluted (loss) income per share	$(19.14)	$(2.04)	$4.43
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2020 Form 10-K	F-3

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net (loss) income	$(1,873.8)	$(185.1)	$663.8
Postretirement plans and workers’ compensation obligations (net of respective net tax provision of $0.0, $0.0 and $7.1)	168.1	(8.7)	44.6
Foreign currency translation adjustment	6.1	0.2	(5.9)
Other comprehensive income (loss), net of income taxes	174.2	(8.5)	38.7
Comprehensive (loss) income	(1,699.6)	(193.6)	702.5
Less: Series A Convertible Preferred Stock dividends	—	—	102.5
Less: Net (loss) income attributable to noncontrolling interests	(3.5)	26.2	16.9
Comprehensive (loss) income attributable to common stockholders	$(1,696.1)	$(219.8)	$583.1
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2020 Form 10-K	F-4

PEABODY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$709.2	$732.2
Accounts receivable, net of allowance for credit losses of $0.0 at December 31, 2020 and 2019	244.8	329.5
Inventories	261.6	331.5
Other current assets	204.7	220.7
Total current assets	1,420.3	1,613.9
Property, plant, equipment and mine development, net	3,051.1	4,679.1
Operating lease right-of-use assets	49.9	82.4
Investments and other assets	140.9	139.1
Deferred income taxes	4.9	28.3
Total assets	$4,667.1	$6,542.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$44.9	$18.3
Accounts payable and accrued expenses	745.7	957.0
Total current liabilities	790.6	975.3
Long-term debt, less current portion	1,502.9	1,292.5
Deferred income taxes	35.0	28.8
Asset retirement obligations	650.5	654.1
Accrued postretirement benefit costs	413.2	593.4
Operating lease liabilities, less current portion	42.1	52.8
Other noncurrent liabilities	251.5	273.4
Total liabilities	3,685.8	3,870.3
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of December 31, 2020 or December 31, 2019	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of December 31, 2020 or December 31, 2019	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 140.5 shares issued and 97.8 shares outstanding as of December 31, 2020 and 139.2 shares issued and 96.9 shares outstanding as of December 31, 2019	1.4	1.4
Additional paid-in capital	3,364.6	3,351.1
Treasury stock, at cost — 42.7 and 42.3 common shares as of December 31, 2020 and December 31, 2019	(1,368.9)	(1,367.3)
(Accumulated deficit) retained earnings	(1,273.3)	597.0
Accumulated other comprehensive income	205.8	31.6
Peabody Energy Corporation stockholders’ equity	929.6	2,613.8
Noncontrolling interests	51.7	58.7
Total stockholders’ equity	981.3	2,672.5
Total liabilities and stockholders’ equity	$4,667.1	$6,542.8
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2020 Form 10-K	F-5

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(1,873.8)	$(185.1)	$663.8
Loss (income) from discontinued operations, net of income taxes	14.0	(3.2)	(18.1)
(Loss) income from continuing operations, net of income taxes	(1,859.8)	(188.3)	645.7
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	346.0	601.0	679.0
Noncash interest expense including loss on early extinguishment of debt	16.2	16.2	19.2
Noncash coal inventory revaluation	(0.7)	8.3	—
Deferred income taxes	27.8	39.4	35.5
Noncash share-based compensation	13.5	38.3	34.9
Asset impairment	1,487.4	270.2	—
Net gain on disposals	(15.2)	(2.1)	(48.2)
Loss (income) from equity affiliates	60.1	(3.4)	(68.1)
Provision for North Goonyella equipment loss	—	83.2	66.4
Gain on formation of United Wambo Joint Venture	—	(48.1)	—
Foreign currency option contracts	(13.0)	5.2	9.1
Noncash reorganization items, net	—	—	(12.8)
Changes in current assets and liabilities:
Accounts receivable	84.6	82.9	171.8
Inventories	70.6	(61.6)	50.2
Other current assets	21.0	(35.6)	(30.6)
Accounts payable and accrued expenses	(192.4)	(118.2)	(160.2)
Collateral arrangements	(15.0)	—	323.1
Asset retirement obligations	22.5	6.6	5.7
Workers’ compensation obligations	1.8	5.0	(1.8)
Postretirement benefit obligations	(12.1)	36.8	(151.1)
Pension obligations	(28.4)	(32.5)	(66.9)
Other, net	0.1	2.1	16.0
Net cash provided by continuing operations	15.0	705.4	1,516.9
Net cash used in discontinued operations	(24.7)	(28.0)	(27.2)
Net cash (used in) provided by operating activities	(9.7)	677.4	1,489.7
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2020 Form 10-K	F-6

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(191.4)	(285.4)	(301.0)
Changes in accrued expenses related to capital expenditures	(6.1)	0.1	0.1
Federal coal lease expenditures	—	—	(0.5)
Insurance proceeds attributable to North Goonyella equipment losses	—	23.2	—
Proceeds from disposal of assets, net of receivables	27.1	30.0	76.4
Amount attributable to acquisition of Shoal Creek Mine	—	(2.4)	(387.4)
Contributions to joint ventures	(343.0)	(419.1)	(475.3)
Distributions from joint ventures	330.3	408.8	483.7
Advances to related parties	(23.2)	(27.3)	(13.8)
Cash receipts from Middlemount Coal Pty Ltd	—	14.7	106.7
Investment in equity securities	—	(3.0)	(10.0)
Other, net	(0.4)	(0.9)	3.8
Net cash used in investing activities	(206.7)	(261.3)	(517.3)
Cash Flows From Financing Activities
Proceeds from long-term debt	375.0	—	—
Repayments of long-term debt	(169.5)	(71.1)	(85.0)
Payment of debt issuance and other deferred financing costs	(7.0)	(6.4)	(21.2)
Common stock repurchases	—	(329.9)	(834.7)
Repurchase of employee common stock relinquished for tax withholding	(1.6)	(12.3)	(14.5)
Dividends paid	—	(258.1)	(59.6)
Distributions to noncontrolling interests	(3.5)	(23.5)	(10.3)
Other, net	—	—	0.1
Net cash provided by (used in) financing activities	193.4	(701.3)	(1,025.2)
Net change in cash, cash equivalents and restricted cash	(23.0)	(285.2)	(52.8)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4	1,070.2
Cash, cash equivalents and restricted cash at end of period	$709.2	$732.2	$1,017.4
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2020 Form 10-K	F-7

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2017	$576.0	$1.0	$2,590.3	$(175.9)	$613.6	$1.4	$49.4	$3,655.8
Impact of adoption of Accounting Standards Update 2014-09	—	—	—	—	(22.5)	—	—	(22.5)
Net income	—	—	—	—	646.9	—	16.9	663.8
Dividends declared ($0.485 per share)	—	—	1.4	—	(61.0)	—	—	(59.6)
Postretirement plans and workers’ compensation obligations (net of $7.1 tax provision)	—	—	—	—	—	44.6	—	44.6
Foreign currency translation adjustment	—	—	—	—	—	(5.9)	—	(5.9)
Series A Convertible Preferred Stock conversions	(576.0)	0.4	678.1	—	(102.5)	—	—	—
Share-based compensation for equity-classified awards	—	—	34.9	—	—	—	—	34.9
Common stock repurchases	—	—	—	(834.7)	—	—	—	(834.7)
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(14.5)	—	—	—	(14.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.3)	(10.3)
December 31, 2018	$—	$1.4	$3,304.7	$(1,025.1)	$1,074.5	$40.1	$56.0	$3,451.6
Net (loss) income	—	—	—	—	(211.3)	—	26.2	(185.1)
Dividends declared ($2.410 per share)	—	—	8.1	—	(266.2)	—	—	(258.1)
Postretirement plans and workers’ compensation obligations (net of $0.0 tax provision)	—	—	—	—	—	(8.7)	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	—	0.2	—	0.2
Share-based compensation for equity-classified awards	—	—	38.3	—	—	—	—	38.3
Common stock repurchases	—	—	—	(329.9)	—	—	—	(329.9)
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(12.3)	—	—	—	(12.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(23.5)	(23.5)
December 31, 2019	$—	$1.4	$3,351.1	$(1,367.3)	$597.0	$31.6	$58.7	$2,672.5
Net loss	—	—	—	—	(1,870.3)	—	(3.5)	(1,873.8)
Postretirement plans and workers’ compensation obligations (net of $0.0 tax provision)	—	—	—	—	—	168.1	—	168.1
Foreign currency translation adjustment	—	—	—	—	—	6.1	—	6.1
Share-based compensation for equity-classified awards	—	—	13.5	—	—	—	—	13.5
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(1.6)	—	—	—	(1.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.5)	(3.5)
December 31, 2020	$—	$1.4	$3,364.6	$(1,368.9)	$(1,273.3)	$205.8	$51.7	$981.3
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2020 Form 10-K	F-8

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
Refinancing Transactions
During the fourth quarter of 2020 and the first quarter of 2021, the Company entered into a series of interrelated agreements with its surety bond providers, the revolving lenders under its credit agreement and certain holders of its senior secured notes to extend a significant portion of its near-term debt maturities to December 2024 and to stabilize collateral requirements for its existing surety bond portfolio. Such agreements and related activities are described below.
Organizational Realignment
In July and August 2020, the Company effected certain changes to its corporate structure in contemplation of a debt-for-debt exchange, which included, among other steps, the formation of certain wholly-owned subsidiaries (the Co-Issuers) to indirectly own and conduct the operations of the Company’s Wilpinjong Mine in Australia and the designation of such entities as unrestricted subsidiaries under the Credit Agreement and its senior notes’ indenture (the Existing Indenture). In connection with these actions, the Company contributed $100.0 million to the Co-Issuers to provide the Wilpinjong Mine with operating liquidity and address its capital needs over the next twelve months.
Surety Agreement
In November 2020, the Company entered into a surety transaction support agreement (Surety Agreement) with the providers of 99% of its surety bond portfolio (Participating Sureties) to resolve approximately $800 million in additional collateral demands made by the Participating Sureties. In accordance with the Surety Agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit.
Upon completion of the Refinancing Transactions, as defined below, other provisions of the Surety Agreement became effective. In particular, the Company granted second liens on $200.0 million of certain mining equipment and will post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the Participating Sureties. The collateral postings may also further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the Surety Agreement) in any twelve-month period or has asset sales in excess of $10.0 million. Further, the Participating Sureties have agreed to a standstill through December 31, 2024, during which time, the Participating Sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves, or cancel, or attempt to cancel, any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between the parties.

Peabody Energy Corporation	2020 Form 10-K	F-9

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Refinancing Transactions
On January 29, 2021 (the Settlement Date), the Company completed a series of transactions (collectively, the Refinancing Transactions) to, among other things, provide the Company with maturity extensions and covenant relief, while allowing it to maintain sufficient operating liquidity and financial flexibility. The Refinancing Transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange, and various amendments to the Company’s existing debt agreements, as summarized below.
Exchange Offer
On the Settlement Date, the Company settled an exchange offer (Exchange Offer) pursuant to which $398.7 million aggregate principal amount of the Company’s 6.000% Senior Secured Notes due March 2022 (the 2022 Notes) were validly tendered, accepted by the Company and exchanged for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 10.000% Senior Secured Notes due 2024 issued by the Co-Issuers (New Co-Issuer Notes), (b) $195.1 million aggregate principal amount of new 8.500% Senior Secured Notes due 2024 issued by the Company (New Peabody Notes), and (c) a cash payment of approximately $9.4 million. In connection with the settlement of the Exchange Offer, the Company also paid early tender premiums totaling $4.0 million in cash.
Following the settlement of the Exchange Offer, approximately $60.3 million aggregate principal amount of the 2022 Notes remain outstanding and are governed by the Existing Indenture, as amended by the supplemental indenture described below.
In connection with the Exchange Offer, the Company must offer to purchase up to $22.5 million New Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest, subsequent to the Settlement Date. The Company expects to complete this purchase during the first quarter of 2021.
Consent Solicitation
Concurrently with the Exchange Offer, the Company solicited consents from holders of the 2022 Notes to certain proposed amendments to the Existing Indenture to (i) eliminate substantially all of the restrictive covenants, certain events of default applicable to the 2022 Notes and certain other provisions contained in the Existing Indenture and (ii) release the collateral securing the 2022 Notes and eliminate certain other related provisions contained in the Existing Indenture. The Company received the requisite consents from holders of the 2022 Notes and entered into a supplemental indenture to the Existing Indenture, which became operative on January 29, 2021.
Revolver Transactions
In connection with the Refinancing Transactions, the Company restructured the revolving loans under the Credit Agreement by (i) making a pay down of revolving loans thereunder in the aggregate amount of $10.0 million, (ii) the Co-Issuers incurring $206.0 million of term loans under a credit agreement, dated as of the Settlement Date (New Co-Issuer Term Loans, New Co-Issuer Term Loan Agreement), (iii) the Company entering into a letter of credit facility (the New Company LC Agreement), and (iv) amending the Credit Agreement (collectively, the Revolver Transactions).
The New Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.00% per annum.
On the Settlement Date, the Company entered into the New Company LC Agreement with the revolving lenders party to the Credit Agreement, pursuant to which the Company obtained a $324.0 million letter of credit facility under which the Company’s existing letters under the Credit Agreement were deemed to be issued. The commitments under the New Company LC Agreement mature on December 31, 2024. Undrawn letters of credit under the New Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee.
In connection with the Revolver Transactions, the Company amended its Credit Agreement to make certain changes in consideration of the New Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement and the first lien net leverage ratio covenant was eliminated, effectively negating the compliance requirement at December 31, 2020. The New Company LC Agreement requires that the Company’s restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers will be excluded from the calculation.
The Company capitalized $7.0 million of debt issuance costs incurred in relation to the Refinancing Transactions during the year ended December 31, 2020.

Peabody Energy Corporation	2020 Form 10-K	F-10

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Newly Adopted Accounting Standards
Financial Instruments - Credit Losses. In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 (Topic 326) related to the measurement of credit losses on financial instruments. The new standard replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted the standard on January 1, 2020 using the modified retrospective approach. The Company will be required to use a forward-looking expected loss model for accounts receivables, loans and other financial instruments to record an allowance for the estimated contractual cash flows not expected to be collected. The Company has not restated comparative information for 2019 and no adjustments to retained earnings were necessary as a result of adopting Topic 326.
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

Peabody Energy Corporation	2020 Form 10-K	F-11

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Peabody Energy Corporation	2020 Form 10-K	F-12

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s U.S. thermal operating platform primarily sells thermal coal to electric utilities in the U.S. under long-term contracts, with a portion sold into the seaborne markets as conditions warrant. A significant portion of the coal production from the U.S. thermal mining segments is sold under existing long-term supply agreements. Certain customers of those segments utilize long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions.
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

Peabody Energy Corporation	2020 Form 10-K	F-13

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Years
Building and improvements	up to 32
Machinery and equipment	1 - 15
Leasehold improvements	Shorter of Useful Life or Remaining Life of Lease
The Company leases coal reserves under agreements that require royalties to be paid as the coal is mined. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $214.7 million, $388.6 million and $474.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Peabody Energy Corporation	2020 Form 10-K	F-14

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
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. For the purpose of calculating such present values, lease payments include components that vary based upon an index or rate, using the prevailing index or rate at the commencement date, and exclude components that vary based upon other factors. As most of its leases do not contain a readily determinable implicit rate, the Company uses its incremental borrowing rate at commencement to determine the present value of lease payments. The Company does not separate lease components (i.e., fixed payments including rent, real estate taxes and insurance costs) from non-lease components (i.e., common-area maintenance) and recognizes them as a single lease component for the majority of asset classes. Variable lease payments not included within lease contracts are expensed as incurred. The Company's leases may include options to extend or terminate the lease, and such options are reflected in the term when their exercise is reasonably certain. Lease expense is recognized on a straight-line basis over the lease term. For certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
Equity Investments
The Company applies the equity method to investments in joint ventures when it has the ability to exercise significant influence over the operating and financial policies of the joint venture. Investments accounted for under the equity method are initially recorded at cost and any difference between the cost of the Company’s investment and the underlying equity in the net assets of the joint venture at the investment date is amortized over the lives of the related assets that gave rise to the difference. The Company’s pro-rata share of the operating results of joint ventures and basis difference amortization is reported in the consolidated statements of operations in “Loss (income) from equity affiliates.” Similarly, the Company’s pro-rata share of the cumulative foreign currency translation adjustment of its equity method investments whose functional currency is not the U.S. dollar is reported in the consolidated balance sheets as a component of “Accumulated other comprehensive income,” with periodic changes thereto reflected in the consolidated statements of comprehensive income.

Peabody Energy Corporation	2020 Form 10-K	F-15

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
For the remaining investments, the Company will adjust the carrying value of its investments to fair value based on observable market transactions. The Company also monitors such investments for indicators of impairment should no observable market transactions exist. Refer to Note 3. “Asset Impairment” for details regarding an impairment loss of $9.0 million recorded during the year ended December 31, 2019 related to an investment in an equity security. No such impairment losses were recorded during the years ended December 31, 2020 or 2018.
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

Peabody Energy Corporation	2020 Form 10-K	F-16

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
Postretirement Health Care and Life Insurance Benefits
The Company accounts for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the accumulated postretirement benefit obligations of its postretirement benefit plans. The Company accounts for changes in its postretirement benefit obligations as a settlement when an irrevocable action has been effected that relieves the Company of its actuarially-determined liability to individual plan participants and removes substantial risk surrounding the nature, amount and timing of the obligation’s funding and the assets used to effect the settlement. The Company records amounts attributable to actuarial valuation changes currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods. See Note 15. “Postretirement Health Care and Life Insurance Benefits” for information related to postretirement benefits.
Pension Plans
The Company sponsors non-contributory defined benefit pension plans accounted for by accruing the cost to provide the benefits over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the funded status of the defined benefit pension plans. The Company records amounts attributable to actuarial valuation changes currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods. See Note 16. “Pension and Savings Plans” for information related to pension plans.
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
Included as a component of “Restructuring charges” in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were aggregate restructuring charges of $37.9 million, $24.3 million and $1.2 million, respectively, primarily associated with voluntary and involuntary workforce reductions. As of December 31, 2020, a $2.4 million accrual for restructuring charges remained in “Accounts payable and accrued expenses,” which is expected to be paid in the first quarter of 2021.
Derivatives
The Company recognizes at fair value all contracts meeting the definition of a derivative as assets or liabilities in the consolidated balance sheets, with the exception of certain coal trading contracts for which the Company has elected to apply a normal purchases and normal sales exception.

Peabody Energy Corporation	2020 Form 10-K	F-17

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

Peabody Energy Corporation	2020 Form 10-K	F-18

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
Refer to Note 3. “Asset Impairment” for details regarding impairment charges related to long-lived assets of $1,487.4 million and $261.2 million recognized during the years ended December 31, 2020 and 2019, respectively. There were no impairment charges related to long-lived assets during the year ended December 31, 2018.
Fair Value
For assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Foreign Currency
Functional currency is determined by the primary economic environment in which an entity operates, which for the Company’s foreign operations is generally the U.S. dollar because sales prices in international coal markets and the Company’s sources of financing those operations are denominated in that currency. Accordingly, substantially all of the Company’s consolidated foreign subsidiaries utilize the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement related to tax balances are included as a component of “Income tax provision,” while all other remeasurement gains and losses are included in “Operating costs and expenses” in the consolidated statements of operations. The total impact of foreign currency remeasurement on the consolidated statements of operations was a net loss of $4.0 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively, and a net gain of $1.4 million for the year ended December 31, 2018.
The Company owns a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. Middlemount utilizes the Australian dollar as its functional currency. Accordingly, the assets and liabilities of that equity investee are translated to U.S. dollars at the year-end exchange rate and income and expense accounts are translated at the average rate in effect during the year. The Company’s pro-rata share of the translation gains and losses of the equity investee are recorded as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. Australian dollar denominated stockholder loans to the Middlemount Mine, which are long term in nature, are considered part of the Company’s net investment in that operation. Accordingly, foreign currency gains or losses on those loans are recorded as a component of foreign currency translation adjustment. The Company recorded foreign currency translation gains of $6.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and a loss of $5.9 million for the year ended December 31, 2018.
Share-Based Compensation
The Company accounts for share-based compensation at the grant date fair value of awards and recognizes the related expense over the service period of the awards. See Note 18. “Share-Based Compensation” for information related to share-based compensation.

Peabody Energy Corporation	2020 Form 10-K	F-19

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
(2)    Revenue Recognition
Disaggregation of Revenues
Revenue by product type and market is set forth in the following tables. With respect to its seaborne mining segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Year Ended December 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$145.5	$—	$993.9	$675.2	$—	$1,814.6
Export	564.8	—	—	—	—	564.8
Total thermal	710.3	—	993.9	675.2	—	2,379.4
Metallurgical coal
Export	—	484.3	—	—	—	484.3
Total metallurgical	—	484.3	—	—	—	484.3
Other	1.5	2.2	(2.8)	32.1	(15.6)	17.4
Revenues	$711.8	$486.5	$991.1	$707.3	$(15.6)	$2,881.1

Peabody Energy Corporation	2020 Form 10-K	F-20

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$147.9	$—	$1,208.9	$1,274.2	$—	$2,631.0
Export	822.4	—	—	11.3	—	833.7
Total thermal	970.3	—	1,208.9	1,285.5	—	3,464.7
Metallurgical coal
Export	—	1,030.0	—	—	—	1,030.0
Total metallurgical	—	1,030.0	—	—	—	1,030.0
Other	1.4	3.1	19.8	23.9	80.5	128.7
Revenues	$971.7	$1,033.1	$1,228.7	$1,309.4	$80.5	$4,623.4

	Year Ended December 31, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$153.0	$—	$1,424.8	$1,342.5	$—	$2,920.3
Export	945.0	—	—	23.4	—	968.4
Total thermal	1,098.0	—	1,424.8	1,365.9	—	3,888.7
Metallurgical coal
Export	—	1,548.6	—	—	—	1,548.6
Total metallurgical	—	1,548.6	—	—	—	1,548.6
Other	1.2	4.4	—	27.1	111.8	144.5
Revenues	$1,099.2	$1,553.0	$1,424.8	$1,393.0	$111.8	$5,581.8

Peabody Energy Corporation	2020 Form 10-K	F-21

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue by initial contract duration was as follows:

	Year Ended December 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$349.2	$371.0	$945.0	$671.4	$—	$2,336.6
Less than one year	361.1	113.3	48.9	3.8	—	527.1
Other (2)	1.5	2.2	(2.8)	32.1	(15.6)	17.4
Revenues	$711.8	$486.5	$991.1	$707.3	$(15.6)	$2,881.1

	Year Ended December 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$589.2	$828.6	$1,087.6	$1,254.2	$—	$3,759.6
Less than one year	381.1	201.4	121.3	31.3	—	735.1
Other (2)	1.4	3.1	19.8	23.9	80.5	128.7
Revenues	$971.7	$1,033.1	$1,228.7	$1,309.4	$80.5	$4,623.4

	Year Ended December 31, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$799.5	$1,036.7	$1,283.9	$1,307.2	$—	$4,427.3
Less than one year	298.5	511.9	140.9	58.7	—	1,010.0
Other (2)	1.2	4.4	—	27.1	111.8	144.5
Revenues	$1,099.2	$1,553.0	$1,424.8	$1,393.0	$111.8	$5,581.8

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
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to December 31, 2020 of approximately $3.5 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at December 31, 2020. Approximately 46% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(Dollars in millions)
Trade receivables, net	$180.9	$283.1
Miscellaneous receivables, net	63.9	46.4
Accounts receivable, net	$244.8	$329.5

Peabody Energy Corporation	2020 Form 10-K	F-22

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Trade receivables, net included no allowance for credit losses as of both December 31, 2020 and 2019. Miscellaneous receivables, net included no allowance for credit losses as of both December 31, 2020 and 2019. No charges for credit losses were recognized during the year ended December 31, 2020. Included in “Operating costs and expenses” in the consolidated statements of operations were reductions of previously recorded credit losses of $4.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.
(3)    Asset Impairment
During the year ended December 31, 2020, the Company recognized impairment charges of $1,418.1 million related to its North Antelope Rochelle Mine of the Powder River Basin Mining segment. Of this amount, $1,393.7 million related to the property, plant, equipment and mine development assets; $19.9 million related to operating lease right-of-use assets; and $4.5 million related to contract-based intangible assets. The outlook for the North Antelope Rochelle Mine has been negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing and the increased use of renewable energy sources. These factors have led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs and a risk-adjusted cost of capital. During the year ended December 31, 2020, the Company also recognized impairment charges of $69.3 million related to certain unassigned coal reserves in the Midwest due to their low probability of development.
During the year ended December 31, 2019, the Company recognized impairment charges of $192.0 million related to the El Segundo/Lee Ranch and Wildcat Hills Underground Mines of the Other U.S. Thermal Mining segment based upon the expectation of reduced sales volumes and uncertainty over remaining economic mine lives. The related impairment charges were based upon the remaining probability-weighted discounted cash flows of those mines. The Company also recognized impairment charges of $69.2 million related to certain unassigned coal reserves in the Midwest and Colorado due to their low probability of development, and $9.0 million related to the fair value of an investment in equity securities during the year ended December 31, 2019. No impairment charges were recognized during the year ended December 31, 2018.
In addition to the impairment charges described above, the Company also recorded provisions related to its North Goonyella Mine during the years ended December 31, 2019 and 2018, as further described in Note 20. “Other Events.”
The Company also identified certain assets with an aggregate carrying value of approximately $1.2 billion at December 31, 2020 in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets for recoverability as of December 31, 2020 and determined that no further impairment charges were necessary as of that date.
(4)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
(Loss) income from discontinued operations, net of income taxes	$(14.0)	$3.2	$18.1
There were no significant revenues from discontinued operations during the years ended December 31, 2020, 2019 and 2018.

Peabody Energy Corporation	2020 Form 10-K	F-23

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s consolidated balance sheets were as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$62.3	$58.8
Other noncurrent liabilities	91.4	105.5
Total liabilities classified as discontinued operations	$153.7	$164.3
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company was $90.1 million and $85.7 million at December 31, 2020 and 2019, respectively. In connection with the actuarial valuation, the Company recorded a mark-to-market adjustment of $4.2 million to increase the liability during the year ended December 31, 2020 and adjustments of $18.3 million and $33.7 million to decrease the liability during the years ended December 31, 2019 and 2018, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
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

Peabody Energy Corporation	2020 Form 10-K	F-24

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the terms of the Patriot spin-off, Patriot was primarily liable to the Combined Fund for the approximately $40 million of its subsidiaries’ obligations at that time. Once Patriot ceased meeting its obligations, the Company was held responsible for these costs and, as a result, recorded “(Loss) income from discontinued operations, net of income taxes” charges of $0.5 million, $0.7 million and $0.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. In connection with the actuarial valuation, the Company recorded mark-to-market adjustments of $0.9 million and $2.4 million to decrease the liability during the years ended December 31, 2020 and 2018, respectively, and an adjustment of $0.1 million to increase the liability during the year ended December 31, 2019. The Company made payments into the fund of $1.6 million, $1.9 million and $2.2 million during the years ended December 31, 2020, 2019 and 2018, respectively, and estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $1 million and $1.5 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants. The liability related to the fund was $13.2 million and $15.2 million at December 31, 2020 and 2019, respectively.
UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against the Company, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch Resources, Inc. (Arch), known as Arch Coal, Inc. prior to May 15, 2020. The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants had statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the Bankruptcy Court, on January 25, 2017, the UMWA Plan and the Company agreed to a settlement of the claim which entitled the UMWA Plan to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $13.9 million and $26.0 million at December 31, 2020 and 2019, respectively.
(5)    Inventories
Inventories as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31,
	2020	2019
	(Dollars in millions)
Materials and supplies	$102.6	$116.3
Raw coal	70.5	85.1
Saleable coal	88.5	130.1
Inventories	$261.6	$331.5
Materials and supplies inventories presented above have been shown net of reserves of $10.4 million and $7.9 million as of December 31, 2020 and 2019, respectively. The coal inventories presented above include net realizable value adjustments of $7.6 million and $8.3 million as of December 31, 2020 and 2019, respectively.
(6)     Equity Method Investments
Equity Method Investments
The Company’s equity method investments include its joint venture interest in Middlemount and certain other equity method investments.

Peabody Energy Corporation	2020 Form 10-K	F-25

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the book value of those investments and related financing receivables, which are reported in “Investments and other assets” in the consolidated balance sheets, and the related “Loss (income) from equity affiliates”:

	Book Value at		Loss (Income) from Equity Affiliates
	December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
	(Dollars in millions)
Equity method investment and financing receivables related to Middlemount	$24.6	$56.3	$60.1	$(9.0)	$(69.3)
Other equity method investments	—	0.6	—	5.6	1.2
Total equity method investments and financing receivables related to Middlemount	$24.6	$56.9	$60.1	$(3.4)	$(68.1)
The Company received cash payments from Middlemount of $14.7 million and $106.7 million during the years ended December 31, 2019 and 2018, respectively, related to financing receivables. No payments were received from Middlemount during the year ended December 31, 2020.
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. At December 31, 2020, the revolving loan limit was $160 million Australian dollars, and Middlemount had not fully drawn upon the Revolving Loans. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2021. The carrying value of the portion of the Revolving Loans due to the Company’s Australian subsidiary, which is included in the total investment balance, was $46.2 million and $17.5 million as of December 31, 2020 and 2019, respectively, with the increase during the year ended December 31, 2020 attributable to the Company’s share of additional funding.
As of both December 31, 2020 and 2019, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.
During the year ended December 31, 2018, the Company determined that a valuation allowance on Middlemount’s net deferred tax position was no longer necessary based on recent cumulative earnings and expectation of future earnings. The determination resulted in approximately $9 million of income which was more than offset by a tax reserve of approximately $17 million due to an uncertain tax position relating to an ongoing income tax audit of Middlemount. During the year ended December 31, 2019, Middlemount received notification that the Australian Taxation Office would no longer pursue its position, and the related tax reserve was released. During the year ended December 31, 2020, the Company established a valuation allowance on Middlemount’s net deferred tax position of approximately $33 million primarily based upon recent cumulative losses.
During the years ended December 31, 2020, 2019 and 2018, respectively, Middlemount generated revenues of approximately $123 million, $160 million and $271 million (on a 50% basis).
Middlemount had current assets, noncurrent assets, current liabilities and noncurrent liabilities of $31.0 million, $301.8 million, $273.8 million and $83.5 million, respectively, as of December 31, 2020 and $30.8 million, $209.7 million, $225.8 million and $40.1 million, respectively, as of December 31, 2019 (on a 50% basis).
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

Peabody Energy Corporation	2020 Form 10-K	F-26

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020, the Company had currency options outstanding with an aggregate notional amount of $575.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the first nine months of 2021. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.75 to $0.81 over the first nine months of 2021.
As of December 31, 2020, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 0.8 million tonnes. Such financial contracts include futures, forwards and options. All 0.8 million tonnes will settle in 2021.
The Company had no diesel fuel or interest rate derivatives in place as of December 31, 2020.
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

Peabody Energy Corporation	2020 Form 10-K	F-27

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of derivatives reflected in the accompanying consolidated balance sheets are set forth in the table below.

	December 31, 2020		December 31, 2019
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$10.3	$—	$1.1	$—
Coal contracts related to forecasted sales	0.9	(8.8)	20.1	(0.1)
Coal trading contracts	23.4	(23.1)	81.1	(74.2)
Total derivatives	34.6	(31.9)	102.3	(74.3)
Effect of counterparty netting	(30.2)	30.2	(74.3)	74.3
Variation margin posted (held)	6.5	—	(22.1)	—
Net derivatives and margin as classified in the balance sheets	$10.9	$(1.7)	$5.9	$—
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
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Year Ended December 31, 2020
	Total gain (loss) recognized in income	Gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$12.9	$5.8	$7.1
Coal contracts related to forecasted sales	(23.8)	5.8	(29.6)
Coal trading contracts	(0.7)	4.2	(4.9)
Total	$(11.6)	$15.8	$(27.4)

	Year Ended December 31, 2019
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(3.7)	$(4.9)	$1.2
Coal contracts related to forecasted sales	67.6	25.4	42.2
Coal trading contracts	(0.3)	(8.7)	8.4
Total	$63.6	$11.8	$51.8

	Year Ended December 31, 2018
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(9.1)	$(8.4)	$(0.7)
Coal contracts related to forecasted sales	115.7	97.4	18.3
Coal trading contracts	(2.9)	(5.3)	2.4
Total	$103.7	$83.7	$20.0

Peabody Energy Corporation	2020 Form 10-K	F-28

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the years ended December 31, 2020, 2019 and 2018, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying consolidated statements of operations.
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
The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$10.3	$—	$10.3
Coal contracts related to forecasted sales	—	(7.9)	—	(7.9)
Coal trading contracts	—	6.8	—	6.8
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$9.2	$4.0	$13.2

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.1	$—	$1.1
Coal contracts related to forecasted sales	—	21.2	—	21.2
Coal trading contracts	—	(16.4)	—	(16.4)
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$5.9	$4.0	$9.9
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker/dealer quotes, published indices, issuer spreads, benchmark securities and other market quotes. In the case of certain debt securities, fair value is provided by a third-party pricing service. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:
•Foreign currency option contracts: valued utilizing inputs obtained in quoted public markets (Level 2) except when credit and non-performance risk is considered to be a significant input, then the Company classifies such contracts as Level 3.
•Coal contracts related to forecasted sales and coal trading contracts: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2) except when credit and non-performance risk is considered to be a significant input (greater than 10% of fair value), then the Company classifies as Level 3.
•Investments in equity securities: based on observed prices in an inactive market (Level 3).

Peabody Energy Corporation	2020 Form 10-K	F-29

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2020 and 2019:
•Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.
•Long-term debt fair value estimates are based on observed prices for securities when available (Level 2), and otherwise on estimated borrowing rates to discount the cash flows to their present value (Level 3).
Market risk associated with the Company’s fixed- and variable-rate long-term debt relates to the potential reduction in the fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values and estimates based on interest rates, maturities, credit risk, underlying collateral and completed market transactions.

	December 31,
	2020	2019
	(Dollars in millions)
Total debt at par value	$1,591.3	$1,367.2
Less: Unamortized debt issuance costs and original issue discount	(43.5)	(56.4)
Net carrying amount	$1,547.8	$1,310.8
Estimated fair value	$987.6	$1,271.1
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
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Beginning of period	$4.0	$10.0	$—
Included in earnings	—	(9.0)	(1.7)
Purchases	—	3.0	10.0
Settlements	—	—	1.7
End of period	$4.0	$4.0	$10.0
The Company had no transfers between Levels 1, 2 and 3 during any of the periods presented in the table above. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

Peabody Energy Corporation	2020 Form 10-K	F-30

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
Performance Assurances and Collateral
The Company is required by the exchanges upon which it transacts to post collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $3.0 million and $7.9 million as of December 31, 2020 and 2019, respectively, which is reflected in “Other current assets” in the consolidated balance sheets. As of December 31, 2020 and 2019, respectively, the Company had posted $0.9 million and $1.3 million in excess of initial margin requirements.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. As of December 31, 2020 the Company had posted $6.5 million of variation margin, while it was in receipt of $22.1 million in variation margin at December 31, 2019.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in which the Company holds a net liability position. Based on the aggregate fair values of such net liability positions at December 31, 2020 and 2019, the Company would have been required to post additional collateral of approximately $1.6 million and less than $0.1 million, respectively. As of December 31, 2020 and 2019, the Company was not required to post collateral to counterparties for such positions.

Peabody Energy Corporation	2020 Form 10-K	F-31

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8)    Intangible Contract Assets and Liabilities
The Company has recorded intangible assets and liabilities to reflect the fair value of certain U.S. coal supply agreements as a result of differences between contract terms and estimated market terms for the same coal products, and also recorded intangible liabilities related to unutilized capacity under its port and rail take-or-pay contracts. The balances, net of accumulated amortization, and respective balance sheet classifications at December 31, 2020 and 2019, are set forth in the following tables:

	December 31, 2020
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$7.9	$(17.3)	$(9.4)
Take-or-pay contracts	—	(34.7)	(34.7)
Total	$7.9	$(52.0)	$(44.1)

Balance sheet classification:
Investments and other assets	$7.9	$—	$7.9
Accounts payable and accrued expenses	—	(4.4)	(4.4)
Other noncurrent liabilities	—	(47.6)	(47.6)
Total	$7.9	$(52.0)	$(44.1)

	December 31, 2019
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$20.7	$(21.4)	$(0.7)
Take-or-pay contracts	—	(40.0)	(40.0)
Total	$20.7	$(61.4)	$(40.7)

Balance sheet classification:
Investments and other assets	$20.7	$—	$20.7
Accounts payable and accrued expenses	—	(8.4)	(8.4)
Other noncurrent liabilities	—	(53.0)	(53.0)
Total	$20.7	$(61.4)	$(40.7)
Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying consolidated statements of operations. Such amortization amounted to $4.2 million, $23.2 million and $93.0 million during the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, the Company also charged to expense intangible assets of $4.5 million related to a coal supply agreement deemed to have been impaired, as further described in Note 3. “Asset Impairment.” The Company anticipates net amortization of sales contracts, based upon expected shipments, to be a credit of less than $1 million for the year 2021, credits of approximately $2 million per year for the years 2022 through 2024, and a credit of $3 million for the year 2025.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying consolidated statements of operations, amounted to $8.2 million, $16.6 million and $26.6 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company anticipates net amortization of take-or-pay contract intangible liabilities for the years 2021 through 2025 to be approximately $4 million, $3 million, $3 million, $4 million and $1 million, respectively, and $20 million in total thereafter.

Peabody Energy Corporation	2020 Form 10-K	F-32

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31,
	2020	2019
	(Dollars in millions)
Land and coal interests	$2,482.9	$4,022.4
Buildings and improvements	481.0	547.9
Machinery and equipment	1,408.5	1,518.6
Less: Accumulated depreciation, depletion and amortization	(1,321.3)	(1,409.8)
Property, plant, equipment and mine development, net	$3,051.1	$4,679.1
Land and coal interests included coal reserves with a net book value of $1.5 billion as of December 31, 2020 and $2.8 billion as of December 31, 2019. Such coal reserves were comprised of mineral rights for leased coal interests and advance royalties that had a net book value of $0.8 billion and $2.0 billion as of December 31, 2020 and 2019, respectively, and coal reserves held by fee ownership of $0.7 billion and $0.8 billion at December 31, 2020 and 2019, respectively. The amount of coal reserves unassigned to active mining operations, and thus not subject to current depletion, including certain exploratory properties, was $0.1 billion as of both December 31, 2020 and 2019.
(10)    Income Taxes
(Loss) income from continuing operations before income taxes for the periods presented below consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
U.S.	$(1,771.5)	$(374.2)	$(43.4)
Non-U.S.	(80.3)	231.9	707.5
Total	$(1,851.8)	$(142.3)	$664.1
Total income tax provision for the periods presented below consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Current:
U.S. federal	$(23.9)	$(21.5)	$(46.8)
Non-U.S.	2.4	28.4	29.8
State	1.7	(0.3)	(0.1)
Total current	(19.8)	6.6	(17.1)
Deferred:
U.S. federal	23.4	20.3	30.4
Non-U.S.	4.4	19.3	5.7
State	—	(0.2)	(0.6)
Total deferred	27.8	39.4	35.5
Total income tax provision	$8.0	$46.0	$18.4

Peabody Energy Corporation	2020 Form 10-K	F-33

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a reconciliation of the expected statutory federal income tax (benefit) expense to the Company’s income tax provision for the periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Expected income tax (benefit) expense at U.S. federal statutory rate	$(388.9)	$(29.9)	$139.5
Changes in valuation allowance, income tax	410.1	(32.0)	(284.6)
Remeasurement due to the Tax Cuts and Jobs Act	—	—	9.5
Changes in tax reserves	(7.7)	3.0	2.1
Excess depletion	(14.5)	(19.3)	(28.5)
Foreign earnings repatriation	—	76.1	—
Foreign earnings provision differential	16.4	45.6	97.1
Global intangible low-taxed income	—	6.1	68.2
Remeasurement of foreign income tax accounts	2.9	(0.1)	(0.2)
State income taxes, net of federal tax benefit	(6.8)	(13.2)	3.2
Other, net	(3.5)	9.7	12.1
Total income tax provision	$8.0	$46.0	$18.4
Certain reconciliation items included in the above table exclude the remeasurement of foreign income tax accounts as these foreign currency effects are separately presented.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law making significant changes to the U.S. Internal Revenue Code. Key provisions of the Act that impacted the Company include: (i) repeal of the corporate alternative minimum tax (AMT) system, (ii) reduction of the U.S. federal corporate tax rate from 35% to 21% and (iii) the new global intangible low-taxed income (GILTI). Deferred tax assets and liabilities attributable to the U.S. were remeasured from 35% to the reduced tax rate of 21%. Upon completion of the filing of both U.S. and foreign tax returns for the 2017 tax year, the Company recorded an additional provision of $9.5 million related to the remeasurement and an offsetting valuation allowance during the year ended December 31, 2018. The Company elected to recognize the tax on GILTI as a period expense in the period the tax is incurred and due to foreign tested losses, the Company did not record a provision for the year ended December 31, 2020. The Company recorded a provision of $6.1 million and $68.2 million for the years ended December 31, 2019 and 2018, which was fully offset by the release of valuation allowance associated with the net operating losses (NOLs) that absorbed the GILTI inclusion. Due to the repeal of the corporate AMT system, the Company’s existing AMT credits as of December 31, 2017 were anticipated to be refunded through the 2021 federal tax return. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act was signed into law and contains numerous tax provisions including the acceleration of refunds of previously generated AMT credits. In 2020, the Company received AMT credit refunds of $46.9 million and is expecting an additional refund of $1.2 million in 2021.

Peabody Energy Corporation	2020 Form 10-K	F-34

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(Dollars in millions)
Deferred tax assets:
Tax loss carryforwards and credits	$1,377.4	$1,530.9
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	573.7	276.6
Accrued postretirement benefit obligations	93.8	142.6
Asset retirement obligations	95.5	86.6
Employee benefits	22.8	25.3
Take-or-pay obligations	11.0	12.0
Investments and other assets	88.0	89.0
Workers’ compensation obligations	7.8	7.6
Operating lease liabilities	17.5	20.8
Other	24.1	16.7
Total gross deferred tax assets	2,311.6	2,208.1
Valuation allowance, income tax	(2,287.3)	(2,068.4)
Total deferred tax assets	24.3	139.7
Deferred tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	36.2	100.9
Operating lease right-of-use assets	13.5	20.8
Coal supply agreements	3.1	3.1
Investments and other assets	1.6	15.4
Total deferred tax liabilities	54.4	140.2
Net deferred tax liability	$(30.1)	$(0.5)
Deferred taxes are classified as follows:
Noncurrent deferred income tax asset	$4.9	$28.3
Noncurrent deferred income tax liability	(35.0)	(28.8)
Net deferred tax liability	$(30.1)	$(0.5)
As of December 31, 2020, the Company had gross Australia NOLs of $2.1 billion in Australian dollars and gross U.S. federal NOLs of $2.8 billion. During 2020 the Company reduced its gross Australia NOLs by $1.3 billion in Australian dollars due to a cancellation of intercompany debt in accordance with Australia tax law. The Company’s tax loss carryforwards and credits of $1.4 billion as of December 31, 2020 were comprised primarily of net Australia NOLs and capital tax loss carryforwards of $590.8 million, net federal NOLs of $580.3 million, state NOLs of $76.3 million, tax general business credits (GBCs) of $112.6 million and other foreign NOLs of $15.0 million. The foreign tax loss carryforwards have no expiration date. The federal NOLs begin to expire in 2036. The state NOLs begin to expire in 2021 and the GBCs begin to expire in 2027.
In assessing the near-term use of NOLs and tax credits and corresponding valuation allowance adjustments, the Company evaluated the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. For the year ended December 31, 2020, the Company continued to record valuation allowances of $2.3 billion against net deferred tax asset positions, comprised primarily of $1.2 billion in the U.S. and $1.1 billion in Australia. Recognition of those valuation allowances was driven by recent cumulative book losses, as determined by considering all sources of available income (including items classified as discontinued operations or recorded directly to “Accumulated other comprehensive income”), which limited the Company’s ability to look to future taxable income in assessing the realizability of the related assets.

Peabody Energy Corporation	2020 Form 10-K	F-35

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrecognized Tax Benefits
Net unrecognized tax benefits (excluding interest and penalties) were recorded as follows in the consolidated balance sheets as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Dollars in millions)
Deferred income taxes	$7.8	$15.5
Other noncurrent liabilities	1.3	1.0
Net unrecognized tax benefits	$9.1	$16.5
Gross unrecognized tax benefits	$9.1	$16.5
The amount of the Company’s gross unrecognized tax benefits decreased by $7.4 million since December 31, 2019 due primarily to adjustments for effectively settled positions, partially offset by additions for current positions. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $9.1 million and $16.5 million at December 31, 2020 and 2019, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the periods presented below is as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Balance at beginning of period	$16.5	$14.0	$12.7
Additions for current year tax positions	1.9	2.2	1.8
(Reductions) additions for prior year tax positions	(9.3)	0.3	—
Reductions for settlements with tax authorities	—	—	(0.5)
Balance at end of period	$9.1	$16.5	$14.0
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company recorded $0.4 million of gross interest and penalties for both of the years ended December 31, 2019 and 2018, and reversed gross interest and penalties of $0.4 million for the year ended December 31, 2020. The Company had $5.4 million and $5.8 million of accrued gross interest and penalties related to unrecognized tax benefits at December 31, 2020 and 2019, respectively.
The Company expects a decrease of $2.2 million in its net unrecognized tax benefits during the next twelve months is reasonably possible.
Tax Returns Subject to Examination
The Company’s federal income tax returns for the 2018 through 2019 tax years are subject to potential examinations by the Internal Revenue Service. The Company’s state income tax returns for the tax years 2014 and thereafter remain potentially subject to examination by various state taxing authorities due to NOL carryforwards. Australian income tax returns for tax years 2013 through 2019 continue to be subject to potential examinations by the Australian Taxation Office.
Foreign Earnings
As of December 31, 2020, the Company has a consolidated earnings deficit outside the U.S. but with some immaterial unremitted earnings in certain jurisdictions. The Company continues to be permanently reinvested with respect to its historical earnings. However, when appropriate, the Company has the ability to access foreign cash without incurring residual cash taxes due to the existence of NOLs.

Peabody Energy Corporation	2020 Form 10-K	F-36

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Payments and Refunds
The following table summarizes the Company’s income tax refunds, net for the periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
U.S. — federal	$(44.6)	$(45.7)	$(103.1)
U.S. — state and local	1.6	0.3	(1.6)
Non-U.S.	3.1	36.3	40.7
Total income tax refunds, net	$(39.9)	$(9.1)	$(64.0)
(11)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2020	2019
	(Dollars in millions)
Accrued payroll and related benefits	$163.9	$186.2
Trade accounts payable	146.3	254.8
Other accrued expenses	116.2	118.5
Accrued taxes other than income	80.4	99.0
Asset retirement obligations	77.7	98.2
Accrued royalties	25.8	61.7
Liabilities associated with discontinued operations	62.3	58.8
Operating lease liabilities	24.5	29.6
Accrued health care insurance	15.7	15.8
Accrued interest	15.5	15.0
Workers’ compensation obligations	9.0	8.4
Intangible take-or-pay contracts	4.4	8.4
Income taxes payable	2.3	2.6
Liabilities from coal trading activities	1.7	—
Accounts payable and accrued expenses	$745.7	$957.0
(12)    Long-term Debt
The Company’s total funded indebtedness (Indebtedness) as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$459.0	$459.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	388.2	392.1
Revolving credit facility	216.0	—
Finance lease obligations	27.3	15.2
Less: Debt issuance costs	(42.7)	(55.5)
	1,547.8	1,310.8
Less: Current portion of long-term debt	44.9	18.3
Long-term debt	$1,502.9	$1,292.5

Peabody Energy Corporation	2020 Form 10-K	F-37

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Refinancing Transactions
As previously described in Note 1. “Summary of Significant Accounting Policies,” the Company completed the Exchange Offer and Revolver Transactions on January 29, 2021. Pursuant to the Exchange Offer, $398.7 million aggregate principal amount of the 2022 Notes were exchanged for aggregate consideration consisting of $193.9 million aggregate principal amount of New Co-Issuer Notes, $195.1 million aggregate principal amount of New Peabody Notes, and a cash payment of approximately $9.4 million. Following the settlement of the Exchange Offer, approximately $60.3 million aggregate principal amount of the 2022 Notes remain outstanding and are governed by the Existing Indenture, as amended and as further amended as it relates to the 2022 Notes.
In connection with the Revolver Transactions, the Company paid down $10.0 million of its existing revolving loans and exchanged the remaining balance for $206.0 million of New Co-Issuer Term Loans.
6.000% and 6.375% Senior Secured Notes
Upon emergence from the Chapter 11 Cases, the Company entered into the Existing Indenture with Wilmington Trust, National Association, as trustee, relating to its issuance of $500.0 million aggregate principal amount of the 2022 Notes and $500.0 million aggregate principal amount of 6.375% senior secured notes due 2025 (the 2025 Notes and, together with the 2022 Notes, the Senior Notes). The Senior Notes were issued on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933.
The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which are being amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31 and September 30 until maturity. During the years ended December 31, 2020, 2019 and 2018, the Company recorded interest expense of $72.2 million, $72.0 million and $71.9 million, respectively, related to the Senior Notes.
On August 9, 2018, the Company executed an amendment to the Existing Indenture following the solicitation of consents from the requisite majorities of holders of each series of Senior Notes. The amendment permits a category of restricted payments at any time not to exceed the sum of $650.0 million, plus an additional $150.0 million per calendar year, commencing with calendar year 2019, with unused amounts in any calendar year carrying forward to and available for restricted payments in any subsequent calendar year. The Company paid consent fees to Senior Note holders which amounted to $19.8 million. Such consent fees were capitalized as additional debt issuance costs to be amortized over the respective terms of the Senior Notes.
During the fourth quarter of 2019, the Company made open-market purchases of $41.0 million of the 2022 Notes for $39.9 million, plus accrued interest. The notes were subsequently canceled.
As previously described in Note 1. “Summary of Significant Accounting Policies,” the Existing Indenture was amended as it relates to the remaining 2022 Notes. With respect to the 2025 Notes, the Existing Indenture contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur debt, incur liens, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates and make certain restricted payments, such as cash dividends and share repurchases.
The 2025 Notes rank senior in right of payment to any subordinated Indebtedness and equally in right of payment with any senior Indebtedness to the extent of the collateral securing that Indebtedness. The 2025 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of the Company’s domestic restricted subsidiaries (the Peabody Guarantors) and secured by (a) first priority liens over (1) substantially all of the assets of the Company and the Peabody Guarantors, except for certain excluded assets, (2) 100% of the capital stock of each domestic restricted subsidiary of the Company, (3) 100% of the capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company and (4) all intercompany debt owed to the Company or any Peabody Guarantor, in each case, subject to certain exceptions (the Peabody Collateral), and (b) second priority liens over the Wilpinjong Collateral (as defined below). The 2025 Notes are secured on a pari passu basis by the same collateral securing the Credit Agreement (as defined below), and the other priority lien debt of the Company, including the New Peabody Notes and the New Company LC Agreement described below.

Peabody Energy Corporation	2020 Form 10-K	F-38

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Agreement
The Company entered into a credit agreement, dated as of April 3, 2017, among the Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and other lenders party thereto (the Credit Agreement). The Credit Agreement originally provided for a $950.0 million senior secured term loan (the Senior Secured Term Loan), which was to mature in 2022 prior to the amendments described below. As previously described in Note 1. “Summary of Significant Accounting Policies,” the Credit Agreement was amended in connection with the Refinancing Transactions.
Following the voluntary prepayments and amendments described below, the Credit Agreement provided for a $400.0 million first lien senior secured term loan, which bore interest at LIBOR plus 2.75% per annum as of December 31, 2020. During the years ended December 31, 2020, 2019 and 2018, the Company recorded interest expense of $15.6 million, $22.2 million and $24.0 million, respectively, related to the Senior Secured Term Loan.
Proceeds from the Senior Secured Term Loan were received net of an original issue discount and deferred financing costs of $37.3 million that are being amortized over its term. The loan requires quarterly principal payments of $1.0 million and periodic interest payments through December 2024 with the remaining balance due in March 2025. The loan principal was voluntarily prepayable at 101% of the principal amount repaid if prepayment occurred prior to October 2018 (subject to certain exceptions, including prepayments made with internally generated cash) and is voluntarily prepayable at any time thereafter without premium or penalty. The Senior Secured Term Loan may require mandatory principal prepayments of up to 75% of Excess Cash Flow (as defined in the Credit Agreement) for any fiscal year if the Company’s Total Leverage Ratio (as defined in the Credit Agreement and calculated at December 31, net of any unrestricted cash) is greater than 2.00:1.00. The mandatory principal prepayment requirement changes to (i) 50% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 2.00:1.00 and greater than 1.50:1.00, (ii) 25% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 1.50:1.00 and greater than 1.00:1.00 or (iii) zero if the Company’s Total Leverage Ratio is less than or equal to 1.00:1.00. If required, mandatory prepayments resulting from Excess Cash Flows are payable within 100 days after the end of each fiscal year. The calculation of mandatory prepayments would be reduced commensurately by the amount of previous voluntary prepayments. In certain circumstances, the Senior Secured Term Loan requires that Excess Proceeds (as defined in the Credit Agreement) of $10.0 million or greater received from sales of Company assets be applied against the loan principal, unless such proceeds are reinvested within one year. The Senior Secured Term Loan also requires that any net insurance proceeds be applied against the loan principal, unless such proceeds are reinvested within one year.
The Credit Agreement contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur liens, incur debt, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates and make certain restricted payments, such as cash dividends and share repurchases. Obligations under the Credit Agreement are guaranteed by the Peabody Guarantors and are secured by first priority liens on the Peabody Collateral and second priority liens on the Wilpinjong Collateral (as defined below). The obligations are secured on a pari passu basis by the same collateral securing the 2025 Notes and the other priority lien debt of the Company, including the New Peabody Notes and the New Company LC Agreement described below.
Since entering into the Credit Agreement, the Company has repaid $561.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in various installments, including $546.0 million which was voluntarily prepaid. In September 2017, the Company entered into an amendment to the Credit Agreement which permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company remains in compliance with the Total Leverage Ratio covenant as set forth in the Credit Agreement.
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

Peabody Energy Corporation	2020 Form 10-K	F-39

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes and paid aggregate debt issuance costs of $4.7 million. In September 2019, the Company entered into an amendment to the Credit Agreement which increased the aggregate commitment amount under the Revolver to $565.0 million and extended the maturity date on $540.0 million of the commitments from November 2020 to September 2023. The remaining $25.0 million commitment matured in November 2020. The Company incurred $5.7 million of additional debt issuance costs in connection with the amendment. As a result of the amendment, such loans, letters of credit and unused capacity related to the $540.0 million of extended commitments bear interest and incur fees at rates dependent upon the Company’s First Lien Leverage Ratio (as defined in the Credit Agreement) beginning in 2020. Specific to the Revolver, the Credit Agreement required that the Company maintain a 2.00:1.00 First Lien Leverage Ratio, calculated on a trailing twelve-month basis and modified to limit unrestricted cash netting to $800.0 million. This covenant was eliminated in connection with the Refinancing Transactions and was not applicable at December 31, 2020.
The Company borrowed $315.0 million under the Revolver and subsequently repaid $99.0 million of this amount during the year ended December 31, 2020. At December 31, 2020, the Revolver was also utilized for letters of credit of $323.8 million, primarily in support of the Company’s reclamation obligations, as further described in Note 23. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees.” At December 31, 2020, the remaining availability under the Revolver was $0.2 million.
At December 31, 2020, applicable Revolver rates were LIBOR plus 3.25% for revolving loans, 0.50% per annum for unused capacity and 3.375% per annum for letters of credit fees. During the years ended December 31, 2020, 2019 and 2018, the Company recorded interest expense and fees of $15.9 million, $6.2 million and $7.2 million, respectively, related to the Revolver.
The Company’s voluntary prepayments of $546.0 million of Senior Secured Term Loan principal and related amendments have been accounted for as a combination of partial debt extinguishments and debt modifications, depending upon the circumstances in each instance.
In connection with the Revolver Transactions, the Company amended its Credit Agreement to make certain changes in consideration of the New Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement.
Secured Borrowing under Receivables Securitization Program
As further described in Note 23. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees,” the Company’s receivables securitization program provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables. During September 2020, the Company borrowed $60.0 million under the receivables securitization program, all of which was subsequently repaid during the fourth quarter of 2020. Any borrowings under the receivables securitization program have a maturity date of April 2022, bear an interest rate of LIBOR plus 1.50% and may be secured by a combination of collateral and the trade receivables underlying the receivables securitization program, from time to time.
Finance Lease Obligations
Refer to Note 13. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
Refinancing Transactions and New Debt Agreements
As previously described in Note 1. “Summary of Significant Accounting Policies,” the Company entered into several new debt agreements and amended existing debt agreements in connection with the Refinancing Transactions. The following provides additional information regarding the terms and conditions of such new agreements.
New Co-Issuer Notes
The terms of the New Co-Issuer Notes are governed by an indenture, as amended and restated as of February 3, 2021, by and among the Co-Issuers, Wilmington Trust, National Association, as trustee, and, on a limited basis, the Company (New Co-Issuer Notes Indenture).

Peabody Energy Corporation	2020 Form 10-K	F-40

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The New Co-Issuer Notes bear interest at an annual rate of 10.000%, which is payable on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2021. The New Co-Issuer Notes will mature on December 31, 2024. The New Co-Issuer Notes will be subject to amortization at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the New Co-Issuer Notes Indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of the New Co-Issuer Notes and the New Co-Issuer Term Loans on a pro rata basis, provided that the liquidity attributable to the Co-Issuers would not fall below $60.0 million.
The New Co-Issuer Notes Indenture contains customary covenants that, among other things, limit the Co-Issuers’ and their subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Co-Issuers.
The New Co-Issuer Notes are not guaranteed by any of the Co-Issuers’ subsidiaries and thus are structurally subordinated to any existing or future Indebtedness or other liabilities, including trade payables, of any such subsidiaries. The New Co-Issuer Notes initially are secured by liens on substantially all of the assets of the Co-Issuers, including by (i) 100% of the capital stock of PIC Acquisition Corp. owned by PIC AU Holdings LLC and (ii) all other property subject or purported to be subject, from time to time, to a lien under the Co-Issuers’ collateral trust agreement (collectively, the Wilpinjong Collateral).
The Co-Issuers may redeem some or all of the New Co-Issuer Notes at the redemption prices and on the terms specified in the New Co-Issuer Notes Indenture.
The New Co-Issuer Notes Indenture contains certain events of default, including, in certain circumstances, (i) specified events occurring at the Wilpinjong Mine, (ii) the termination or modification of the Surety Agreement, (iii) the Company’s failure to comply with any obligation under the transaction support agreement entered into prior to, and in contemplation of, the Refinancing Transactions, and (iv) the termination of the management services agreements between the Company and the Co-Issuers. If the New Co-Issuer Notes are accelerated or otherwise become due and payable as a result of an event of default, certain additional premium amounts may become due and payable in addition to unpaid principal and interest at the time of acceleration. In addition, the holders of the New Co-Issuer Notes have the right, under certain circumstances specified in the New Co-Issuer Notes Indenture, to exchange their New Co-Issuer Notes for New Peabody Notes.
New Peabody Notes
The terms of the New Peabody Notes are governed by an indenture, as amended and restated as of February 3, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (the New Peabody Notes Indenture).
The New Peabody Notes bear interest at an annual rate of 8.500%, consisting of 6.000% per annum in cash and an additional 2.500% per annum to be paid-in-kind through an increase of the principal amount of the outstanding New Peabody Notes, which is payable on June 30 and December 31 of each year, commencing on June 30, 2021. The New Peabody Notes will mature on December 31, 2024.
The New Peabody Notes Indenture contains customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of its assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company.
The New Peabody Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the Peabody Guarantors on the Peabody Collateral. The obligations are secured on a pari passu basis by the same collateral that secures the 2025 Notes, the Credit Agreement and the New Company LC Agreement described below.

Peabody Energy Corporation	2020 Form 10-K	F-41

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Co-Issuer Term Loans
The New Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.00% per annum. The New Co-Issuer Term Loan Agreement contains customary covenants that, among other things, limit the Co-Issuers’ and their subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Co-Issuers. The New Co-Issuer Term Loan Agreement is guaranteed and secured to the same extent as the New Co-Issuer Notes as described above. In addition, the New Co-Issuer Term Loan Agreement contains events of default substantially similar to those described above for the New Co-Issuer Notes Indenture.
New Company LC Agreement
The New Company LC Agreement is guaranteed and secured to the same extent of the New Peabody Notes as described above. In addition, the New Company LC Agreement contains events of default substantially similar to those described above for the New Peabody Notes.
Under the New Company LC Agreement, the Company is permitted to effectuate open market debt repurchases, subject to certain limitations, including, but not limited to: (i) the Company’s unrestricted subsidiaries’ liquidity must be greater than or equal to $200.0 million after giving effect to such repurchases, and (ii) for every $4 of principal repurchased in any fiscal quarter, the Company must make an offer on a pro rata basis to purchase $1 of principal amount of debt from holders of the New Peabody Notes and New Company LC Agreement within 30 days of the end of such fiscal quarter at a price equal to the weighted average repurchase price paid over that quarter.
(13)    Leases
The Company has operating and finance leases for mining and non-mining equipment, office space and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases. Refer to Note 1. “Summary of Significant Accounting Policies.” for the Company’s policies regarding “Leases.”
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

Peabody Energy Corporation	2020 Form 10-K	F-42

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Operating lease cost:
Operating leases	$28.8	$43.3
Short-term leases	39.1	49.7
Variable leases	4.6	19.1
Sublease income	(2.3)	(2.6)
Total operating lease cost	$70.2	$109.5

Finance lease cost:
Amortization of right-of-use assets	$3.5	$15.3
Interest on lease liabilities	0.8	1.5
Total finance lease cost	$4.3	$16.8
Supplemental balance sheet information related to leases at December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$49.9	$82.4

Accounts payable and accrued expenses	$24.5	$29.6
Operating lease liabilities, less current portion	42.1	52.8
Total operating lease liabilities	$66.6	$82.4

Finance leases:
Property, plant, equipment and mine development	$20.4	$89.6
Accumulated depreciation	(2.5)	(45.9)
Property, plant, equipment and mine development, net	$17.9	$43.7

Current portion of long-term debt	$21.5	$14.3
Long-term debt, less current portion	5.8	0.9
Total finance lease liabilities	$27.3	$15.2

Weighted average remaining lease term (years)
Operating leases	3.4	3.8
Finance leases	9.0	0.6

Weighted average discount rate
Operating leases	6.8%	7.3%
Finance leases	11.2%	6.0%

Peabody Energy Corporation	2020 Form 10-K	F-43

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental cash flow information related to leases during the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35.1	$51.0
Operating cash flows for finance leases	0.8	1.5
Financing cash flows for finance leases	8.9	29.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16.5	16.6
Finance leases	1.6	1.6
The Company's leases have remaining lease terms ranging from 1 year to 21.0 years, some of which include options to extend the terms deemed reasonably certain of exercise. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2021	$24.8	$17.1
2022	17.6	5.8
2023	16.8	1.5
2024	6.0	0.7
2025	3.4	0.5
2026 and thereafter	3.8	7.7
Total lease payments	72.4	33.3
Less imputed interest	(5.8)	(6.0)
Total lease liabilities	$66.6	$27.3
Disclosures Related to Periods Prior to Adoption of ASU 2016-02 “Leases (Topic 842)”
Rental expense under operating leases, including expense related to short-term operating leases, was $158.0 million, during the year ended December 31, 2018.
(14)    Asset Retirement Obligations
Reconciliations of the Company’s asset retirement obligations are as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Balance at beginning of period	$752.3	$750.2
Liabilities settled or disposed	(38.4)	(47.7)
Accretion expense	56.0	54.1
Revisions to estimates	(41.7)	(4.3)
Balance at end of period	$728.2	$752.3
Less: Current portion (included in “Accounts payable and accrued expenses”)	77.7	98.2
Noncurrent obligation (included in “Asset retirement obligations”)	$650.5	$654.1
Balance at end of period — active locations	$471.8	$525.4
Balance at end of period — closed or inactive locations	$256.4	$226.9

Peabody Energy Corporation	2020 Form 10-K	F-44

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The credit-adjusted, risk-free interest rates utilized to estimate the Company’s asset retirement obligations ranged from 9.16% for life of mines 3 years or less to 12.74% for life of mines greater than 20 years for both U.S. and Australia reclamation obligations at December 31, 2020 and ranged from 9.24% for life of mines 3 years or less to 12.38% for life of mines greater than 20 years for both U.S. and Australia reclamation obligations at December 31, 2019.
As of December 31, 2020 and 2019, the Company had $1,451.9 million and $1,401.7 million, respectively, in surety bonds outstanding to secure reclamation obligations. Additionally, the Company had $315.0 million and $106.1 million, respectively, of letters of credit in support of reclamation obligations as of December 31, 2020 and 2019.
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
Net periodic postretirement benefit cost (benefit) included the following components:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Service cost for benefits earned	$3.8	$4.8	$8.2
Interest cost on accumulated postretirement benefit obligation	20.2	25.1	28.3
Expected return on plan assets	(1.5)	(0.5)	—
Amortization of prior service credit	(17.3)	(8.7)	—
Net actuarial loss (gain)	16.5	78.3	(128.4)
Net periodic postretirement benefit cost (benefit)	$21.7	$99.0	$(91.9)
The actuarial loss for all benefit plans in 2020 was primarily due to the decrease in the discount rate used to measure the benefit obligation offset by the favorable impact of claims experience for the year and updating the mortality base tables and improvement scales to those published by the Society of Actuaries for all participants except those receiving medical benefits under the UMWA Coal Action design. The actuarial loss for all benefit plans in 2019 was primarily due to the decrease in the discount rate used to measure the benefit obligation and unfavorable medical claims experience for the year. The actuarial gain for all benefit plans in 2018 was primarily due to the increase in the discount rate used to measure the benefit obligation, favorable medical claims experience for the year and the impact of Medicare Part D amendment from the 2018 Bipartisan Budget Act.
The following includes pre-tax amounts recorded in “Accumulated other comprehensive income”:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Prior service credit arising during year	$(185.4)	$—	$(51.7)
Amortization:
Prior service credit	17.3	8.7	—
Total recorded in “Accumulated other comprehensive income”	$(168.1)	$8.7	$(51.7)
The Company amortizes prior service credit over an amortization period of the average remaining service period to full eligibility for participating employees at the time of the plan change or the expected lifetime of participants in the plan (3.9 years and 4.9 years were the remaining amortization periods at January 1, 2021 and 2020, respectively for the plan changes effective December 31, 2018). New prior service credits established during 2020 are described below. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during the year ending December 31, 2021 is $43.9 million.

Peabody Energy Corporation	2020 Form 10-K	F-45

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the plans’ funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2020	2019
	(Dollars in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$659.9	$595.4
Service cost	3.8	4.8
Interest cost	20.2	25.1
Participant contributions	2.4	2.3
Plan amendments	(185.4)	—
Benefits paid	(42.9)	(47.7)
Actuarial loss	18.6	80.0
Accumulated postretirement benefit obligation at end of period	476.6	659.9
Change in plan assets:
Fair value of plan assets at beginning of period	34.2	15.0
Actual return on plan assets	3.6	2.2
Employer contributions	36.4	62.4
Participant contributions	2.4	2.3
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(42.9)	(47.7)
Fair value of plan assets at end of period	33.7	34.2
Funded status at end of period	(442.9)	(625.7)
Less: Current portion (included in “Accounts payable and accrued expenses”)	29.7	32.3
Noncurrent obligation (included in “Accrued postretirement benefit costs”)	$(413.2)	$(593.4)
In September 2020, the Company announced changes to its postretirement health care benefit plans for non-represented employees and retirees. Effective January 1, 2021, the Company will no longer subsidize medical costs for Medicare eligible individuals or provide life insurance to salaried and hourly non-union retirees. The Company will provide non-Medicare eligible salaried and hourly non-union retirees and eligible dependents a health reimbursement arrangement. There were no changes to benefits for represented participants.
The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $185.4 million. The reduction was attributable to the elimination of health care benefits upon covered individuals’ attainment of Medicare eligibility and the elimination of life insurance benefits for certain non-represented participants. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income.” The $174.5 million reduction for elimination of health care benefits upon attainment of Medicare eligibility for salaried and non-union hourly retirees and eligible dependents is being amortized to earnings over an average remaining service period to full eligibility for participating employees of 5.1 years when it was established on September 30, 2020. The remaining $10.9 million for the elimination of life insurance benefits and elimination of health care benefits upon attainment of Medicare eligibility for select non-union retirees was amortized to earnings over the average remaining life expectancy of the affected plan, which was 10.5 years as of December 31, 2020.
The weighted-average assumptions used to determine the benefit obligations for the plans as of the end of each year were as follows:

	December 31,
	2020	2019
Discount rate	2.55%	3.40%
Measurement date	December 31, 2020	December 31, 2019

Peabody Energy Corporation	2020 Form 10-K	F-46

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine net periodic benefit cost (benefit) for the plans during each period were as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.40%	4.35%	3.70%
Expected long-term return on plan assets (pre-tax)	7.00%	5.00%	—%
Measurement date	December 31, 2019	December 31, 2018	December 31, 2017
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2021 the Company lowered its expected pre-tax rate of return on plan assets from 7.00% to 5.75% reflecting the impact of the Company’s asset allocation and capital market expectations.
The accumulated postretirement benefit obligation exceeded plan assets for all plans as of December 31, 2020 and 2019. The accumulated postretirement benefit obligation for all plans was $476.6 million and $659.9 million as of December 31, 2020 and 2019, respectively.
The following presents information about the assumed health care cost trend rate:

	Year Ended December 31,
	2020	2019
Pre-Medicare:
Health care cost trend rate assumed for next year	6.00%	6.75%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2026	2023

Post-Medicare:
Health care cost trend rate assumed for next year	5.75%	6.35%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2026	2023
Plan Assets
The Company has established two Voluntary Employees Beneficiary Association (VEBA) trusts to pre-fund a portion of benefits for non-represented and represented retirees. Assets of the Peabody Investments Corp. Non-Represented Retiree VEBA Trust (the Non-Represented Trust) are invested in accordance with the investment policy established by the Peabody VEBA Retirement Committee after consultation with outside investment advisors and actuaries. As of December 31, 2020, the asset allocation strategy for the Non-Represented trust is 30% in equity and 70% in fixed income assets. As of December 31, 2019, the asset allocation strategy for the Non-Represented trust was 50% in equity and 50% in fixed income assets. The asset strategy may vary over time based on changes in the status of the Non-Represented Plan, the Company’s risk posture and other factors. Assets of the Peabody Holding Company LLC Represented Retiree VEBA Trust (the Represented Trust) are invested in cash funds at December 31, 2020 and 2019.
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

Peabody Energy Corporation	2020 Form 10-K	F-47

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
The following tables present the fair value of assets in the Non-Represented Trust by asset category and by fair value hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$10.5	$—	$—	$10.5
International equity securities	2.0	—	—	2.0
Corporate bonds	—	9.6	—	9.6
U.S. government securities	1.0	4.2	—	5.2
Cash funds	6.4	—	—	6.4
Total assets at fair value	$19.9	$13.8	$—	$33.7

Peabody Energy Corporation	2020 Form 10-K	F-48

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$13.0	$—	$—	$13.0
International equity securities	4.0	—	—	4.0
Corporate bonds	—	9.2	—	9.2
U.S. government securities	2.6	4.5	—	7.1
Cash funds	0.9	—	—	0.9
Total assets at fair value	$20.5	$13.7	$—	$34.2
Contributions
Annual contributions to the Non-Represented and Represented Trusts are discretionary. During the year ended December 31, 2020, the Company made contributions of $10.7 million to the Non-Represented Trust and $9.6 million to the Represented Trust.
Estimated Future Benefit Payments
The following benefit payments (net of retiree contributions and Medicare Part D reimbursements), which reflect expected future service, as appropriate, are expected to be paid by the Company or satisfied from Non-Represented Trust assets:

Postretirement Benefits
(Dollars in millions)
2021	$40.3
2022	37.6
2023	35.8
2024	34.1
2025	32.3
Years 2026-2030	135.8
(16)    Pension and Savings Plans
One of the Company’s subsidiaries, Peabody Investments Corp. (PIC), sponsors a defined benefit pension plan covering certain U.S. salaried employees and eligible hourly employees at certain PIC subsidiaries (the Peabody Plan). A subsidiary of PIC also has a defined benefit pension plan covering eligible employees who are represented by the UMWA under the Western Surface Agreement (the Western Plan and together with the Peabody Plan, the Pension Plans).
Effective May 31, 2008, the Peabody Plan was frozen in its entirety for both participation and benefit accrual purposes. In 2020, the Company announced a program to offer a voluntary lump-sum pension payout to eligible active salaried employees and former salaried employees in the Peabody Plan which would settle the Company’s obligation to them. The program provided participants with a limited time opportunity to elect to receive a lump-sum settlement of their pension benefit or begin to receive their benefit in the form of a monthly annuity in December 2020. As part of this voluntary lump-sum program, the Company settled $51.6 million of its pension obligations for active salaried employees and former salaried employees in the Peabody Plan with an equal amount paid from plan assets. As a result, the Company recorded a settlement gain of $2.7 million during the year ended December 31, 2020. The settlement gain was reflected in “Net periodic benefit (credit) costs, excluding service cost” on the consolidated statement of operations.

Peabody Energy Corporation	2020 Form 10-K	F-49

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net periodic pension benefit included the following components:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Service cost for benefits earned	$0.3	$2.0	$2.3
Interest cost on projected benefit obligation	28.0	33.5	31.4
Expected return on plan assets	(29.7)	(31.4)	(42.8)
Settlement	(2.7)	—	—
Net actuarial (gain) loss	(25.6)	(16.6)	4.2
Net periodic pension benefit	$(29.7)	$(12.5)	$(4.9)
The actuarial gain for all pension plans in 2020 was primarily due to actual returns on plan assets exceeding the expected returns for the year and the favorable impact of updating the mortality base tables and improvement scales to those published by the Society of Actuaries offset by the decline in the discount rate used to measure the benefit obligation. The actuarial gain for all pension plans in 2019 was primarily due to actual returns on plan assets exceeding the expected returns for the year offset by the decline in the discount rate used to measure the benefit obligation. The actuarial loss for all pension plans in 2018 was primarily due to actual returns on plan assets lower than expected returns for the year offset by the increase in the discount rate used to measure the benefit obligation.
The following summarizes the change in benefit obligation, change in plan assets and funded status of the Pension Plans:

	December 31,
	2020	2019
	(Dollars in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$853.8	$795.9
Service cost	0.3	2.0
Interest cost	28.0	33.5
Benefits paid	(57.5)	(55.6)
Actuarial loss	43.4	78.0
Settlement	(51.6)	—
Projected benefit obligation at end of period	816.4	853.8
Change in plan assets:
Fair value of plan assets at beginning of period	855.2	764.8
Actual return on plan assets	101.4	126.0
Employer contributions	—	20.0
Benefits paid	(57.5)	(55.6)
Settlement	(51.6)	—
Fair value of plan assets at end of period	847.5	855.2
Funded status at end of period	$31.1	$1.4
Amounts recognized in the consolidated balance sheets:
Noncurrent asset (included in “Investments and other assets”)	$39.6	$13.4
Noncurrent obligation (included in “Other noncurrent liabilities”)	(8.5)	(12.0)
Net amount recognized	$31.1	$1.4

Peabody Energy Corporation	2020 Form 10-K	F-50

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2020	2019
Discount rate	2.60%	3.40%
Measurement date	December 31, 2020	December 31, 2019
The weighted-average assumptions used to determine net periodic pension benefit during each period were as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.40%	4.35%	3.70%
Expected long-term return on plan assets	3.60%	4.20%	5.65%
Measurement date	December 31, 2019	December 31, 2018	December 31, 2017
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2021, the Company lowered its expected rate of return on plan assets from 3.60% to 2.80% reflecting the impact of the Company’s asset allocation and capital market expectations.
As of December 31, 2020 and 2019, the accumulated benefit obligation for all plans was $816.4 million and $853.8 million, respectively, which was equal to the projected benefit obligation for those periods. As of December 31, 2020 and 2019, the plan assets for the Peabody Plan of $672.5 million and $689.4 million, respectively, exceeded the projected benefit obligation and accumulated benefit obligation for those periods of $632.9 million and $675.9 million, respectively. The projected benefit obligation and accumulated benefit obligation for the Western Plan as of December 31, 2020 and 2019, was $183.5 million and $177.9 million, respectively, which exceeded the plan assets of $175.0 million and $165.8 million, respectively, for those periods.
Assets of the Pension Plans
Assets of the PIC Master Trust (the Master Trust) are invested in accordance with investment guidelines established by the Peabody Plan Retirement Committee and the Peabody Western Plan Retirement Committee (collectively, the Retirement Committees) after consultation with outside investment advisors and actuaries.
The asset allocation targets have been set with the expectation that the assets of the Master Trust will be managed with an appropriate level of risk to fund each Pension Plan’s expected liabilities. To determine the appropriate target asset allocations, the Retirement Committees consider the demographics of each Pension Plan’s participants, the funded status of each Pension Plan, the business and financial profile of the Company and other associated risk preferences. These allocation targets are reviewed by the Retirement Committees on a regular basis and revised as necessary. As a result of discretionary contributions made in recent years, the Pension Plans have become nearly fully funded and therefore, as of December 31, 2020 and 2019, the Master Trust investment portfolio reflected the Company’s target asset mix of 100% fixed income investments. Master Trust assets also include investments in various real estate holdings through limited partnerships representing approximately less than 1% of total Master Trust assets as of both December 31, 2020 and 2019. The Retirement Committees’ intention is to liquidate these real estate holdings when allowable per the terms of the limited partnership agreements. Generally, dissolution and liquidation of the limited partnerships is required before the Master Trust’s real estate holdings can be liquidated and is estimated to occur at various times through 2022.

Peabody Energy Corporation	2020 Form 10-K	F-51

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

Peabody Energy Corporation	2020 Form 10-K	F-52

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following tables present the fair value of assets in the Master Trust by asset category and by fair value hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$623.3	$—	$623.3
U.S. government securities	121.4	21.2	—	142.6
International government securities	—	18.7	—	18.7
Asset-backed securities	—	4.7	—	4.7
Cash funds	14.9	—	—	14.9
Real estate interests	—	—	1.2	1.2
Total assets at fair value	$136.3	$667.9	$1.2	805.4

Assets measured at net asset value practical expedient (1)
Private mutual funds				42.1
Total plan assets				$847.5

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$598.3	$—	$598.3
U.S. government securities	135.9	19.0	—	154.9
International government securities	—	18.2	—	18.2
Asset-backed securities	—	3.4	—	3.4
Cash funds	33.2	—	—	33.2
Real estate interests	—	—	4.1	4.1
Total assets at fair value	$169.1	$638.9	$4.1	812.1

Assets measured at net asset value practical expedient (1)
Private mutual funds				43.1
Total plan assets				$855.2
(1)     In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.

Peabody Energy Corporation	2020 Form 10-K	F-53

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below sets forth a summary of changes in the fair value of the Master Trust’s Level 3 investments:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Balance, beginning of period	$4.1	$6.2	$11.8
Realized gains (losses)	1.6	(1.0)	2.6
Unrealized (losses) gains relating to investments still held at the reporting date	(2.1)	1.4	(2.6)
Purchases, sales and settlements, net	(2.4)	(2.5)	(5.6)
Balance, end of period	$1.2	$4.1	$6.2
Contributions
Annual contributions to qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of December 31, 2020, the Company’s qualified plans are expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. The Company was not required to make any payments to its qualified pension plans in 2020 based on minimum funding requirements and did not make any discretionary contributions in 2020.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in connection with the Company’s benefit obligation:

Pension Benefits
(Dollars in millions)
2021	$57.8
2022	56.9
2023	56.6
2024	54.7
2025	53.4
Years 2026-2030	245.5
Defined Contribution Plans
The Company sponsors employee retirement accounts under three 401(k) plans for eligible U.S. employees. The Company matches voluntary contributions to each plan up to specified levels. In May 2020 the Company amended one of its plans to eliminate the formula for calculating matching contributions and provide the Company sole discretion in making any matching contributions. In addition, in May 2020 the Company also temporarily suspended matching contributions due to challenging business conditions of COVID-19. The expense for these plans was $9.6 million, $27.8 million and $30.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. A performance contribution feature in one of the plans allows for additional discretionary contributions from the Company. There was no performance contribution granted for the years ended December 31, 2020 and 2019. There were no discretionary performance contributions paid during the year ended December 31, 2020. Prior performance contributions of $8.9 million and $8.5 million were paid during the years ended December 31, 2019 and 2018, respectively.

Peabody Energy Corporation	2020 Form 10-K	F-54

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Superannuation
The Company makes superannuation contributions for eligible Australia employees in accordance with the employer contribution rate set by the Government of Australia. The expense related to these contributions was $20.5 million, $26.5 million and $31.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. A performance contribution feature allows for additional discretionary contributions from the Company. There was no performance contribution granted for the years ended December 31, 2020 and 2019. There were no discretionary performance contributions paid during the year ended December 31, 2020. Prior performance contributions of approximately $3 million were paid during both of the years ended December 31, 2019 and 2018.
(17)    Stockholders’ Equity
Common Stock
In accordance with the Company’s Fourth Amended and Restated Certificate of Incorporation, the Company has 450.0 million authorized shares of Common Stock, par value $0.01 per share. Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of Common Stock do not have cumulative voting rights in the election of directors. Holders of Common Stock are entitled to receive ratably dividends if, as and when dividends are declared from time to time by the Board of Directors (the Board) out of funds legally available for that purpose, after payment of dividends required to be paid on any outstanding preferred stock or series common stock. Upon dissolution, liquidation or winding up of the Company, the holders of Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and subject to the right of holders of any outstanding preferred stock or series common stock. The Common Stock has no preemptive or conversion rights and is not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.
The following table summarizes Common Stock activity during the periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Shares outstanding at the beginning of the period	96.9	110.4	105.2
Shares issued for preferred share conversions	—	—	25.5
Shares issued for vested restricted stock units	1.3	1.5	1.1
Shares issued for disputed claims	—	—	0.1
Shares repurchased	(0.4)	(15.0)	(21.5)
Shares outstanding at the end of the period	97.8	96.9	110.4
Preferred Stock
The Board is authorized to issue up to 100.0 million shares of preferred stock, par value $0.01 per share. On the Effective Date, 50.0 million shares of the preferred stock were designated as Series A Convertible Preferred Stock. On January 31, 2018, the remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of Common Stock.
The following table summarizes the Series A Convertible Preferred Stock activity during the periods presented below:

Year Ended December 31, 2018

Shares outstanding at the beginning of the period	13.5
Shares converted to Common Stock	(13.5)
Shares outstanding at the end of the period	—

Peabody Energy Corporation	2020 Form 10-K	F-55

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The shares of Series A Convertible Preferred Stock retained the status of authorized but unissued shares of preferred stock following the conversion and accordingly, the Company has 100.0 million authorized shares of preferred stock. The Board can determine the terms and rights of each series, including whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of preferred stock as of December 31, 2020.
Series Common Stock
The Board is authorized to issue up to 50.0 million shares of series common stock, par value $0.01 per share. The Board can determine the terms and rights of each series, whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of series common stock as of December 31, 2020.
Treasury Stock
Share repurchases. On August 1, 2017, the Board authorized a $500.0 million share repurchase program of the outstanding shares of the Company’s common stock and/or preferred stock (Repurchase Program). On April 25, 2018, the Company announced that the Board authorized the expansion of the Repurchase Program to $1.0 billion. On October 30, 2018, the Company announced that the Board authorized an additional expansion of the Repurchase Program to $1.5 billion. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through December 31, 2020, the Company repurchased 41.5 million shares of its Common Stock for $1,340.3 million (14.6 million shares for $329.9 million during the year ended December 31, 2019; 21.1 million shares for $834.7 million during the year ended December 31, 2018; and 5.8 million shares for $175.7 million during the period April 2 through December 31, 2017), which included commissions paid of $0.8 million. As of December 31, 2020, there was $160.5 million available for repurchase under the Repurchase Program.
Share repurchases were suspended by the Company during 2019, and as further described in Note 1. “Summary of Significant Accounting Policies,” during the fourth quarter of 2020, the Company entered into transaction support agreements with its surety bond providers which prohibit the repurchase of shares through December 31, 2024, unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in the Company’s credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to repurchase shares. Prior to the suspension, repurchases were made at the Company’s discretion. The specific timing, price and size of purchases depended upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time repurchases were made.
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
Shares relinquished. The Company routinely allows employees to relinquish Common Stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in Common Stock under its equity incentive plans. The number of shares of Common Stock relinquished was 0.4 million for each of the years ended December 31, 2020, 2019 and 2018. The value of the Common Stock tendered by employees was based upon the closing price on the dates of the respective transactions.

Peabody Energy Corporation	2020 Form 10-K	F-56

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(18)    Share-Based Compensation
The Company has established the Peabody Energy Corporation 2017 Incentive Plan (the 2017 Incentive Plan) for employees, non-employee directors and consultants that allows for the issuance of share-based compensation in various forms including options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, dividend equivalents and cash incentive awards. Under the 2017 Incentive Plan, approximately 14 million shares of the Company’s Common Stock were reserved for issuance. As of December 31, 2020, there are approximately 7.3 million shares of the Company’s Common Stock available for grant.
Share-Based Compensation Expense and Cash Flows
The Company’s share-based compensation expense is recorded in “Operating costs and expenses” and “Selling and administrative expenses” in the consolidated statements of operations. Cash received by the Company upon the exercise of stock options is reflected as a financing activity in the consolidated statements of cash flows. Share-based compensation expense and cash flow amounts were as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Share-based compensation expense	$13.5	$38.3	$34.9
Tax benefit	—	—	—
Share-based compensation expense, net of tax benefit	$13.5	$38.3	$34.9

Cash received upon the exercise of stock options	—	—	—
Write-off tax benefits related to share-based compensation	—	—	—
As of December 31, 2020, the total unrecognized compensation cost related to nonvested awards was $13.5 million, net of taxes, which is expected to be recognized over 2.0 years with a weighted-average period of 0.7 years.
Deferred Stock Units
During the years ended December 31, 2020, 2019 and 2018, the Company granted deferred stock units to each of the non-employee members of the Board. The fair value of these units is equal to the market price of the Company’s Common Stock at the date of grant. These deferred stock units generally vest on a monthly basis over 12 months and are settled in Common Stock three years after the date of grant.
Restricted Stock Units
On the Effective Date, the Company granted restricted stock units under the 2017 Incentive Plan and the terms of the relevant restricted stock unit agreement to all employees, including its executive officers (the Emergence Awards).The Emergence Awards granted to the Company’s executive officers vested ratably on each of the first three anniversaries of the Effective Date, subject to, among other things, each such executive officer’s continued employment with the Company. The Emergence Awards became fully vested upon each such executive officer’s termination of employment by the Company and its subsidiaries without Cause or by the executive for Good Reason (each, as defined in the 2017 Incentive Plan or award agreement) or due to a termination of employment with the Company and its subsidiaries by reason of death or Disability (as defined in the 2017 Incentive Plan or award agreement). In order to receive the Emergence Awards, the executive officers were required to execute restrictive covenant agreements protecting the Company’s interests. There are no unvested Emergence Awards outstanding as of December 31, 2020.
The Company grants restricted stock units to certain senior management and non-senior management employees. For units granted to both senior and non-senior management employees containing only service conditions, the fair value of the award is equal to the market price of the Company’s Common Stock at the date of grant. Units granted to senior and non-senior management employees vest at various times (none of which exceed three years) in accordance with the underlying award agreement. Compensation cost for both senior and non-senior management employees is recognized on a straight-line basis over the requisite service period. The payouts for active grants awarded during the years ended December 31, 2020, 2019 and 2018 will be settled in the Company’s Common Stock.

Peabody Energy Corporation	2020 Form 10-K	F-57

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of restricted stock unit activity is as follows:

	Year Ended December 31, 2020	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	1,706,025	$26.89
Granted	1,706,907	9.71
Vested	(1,105,979)	24.37
Forfeited	(676,997)	16.38
Nonvested at December 31, 2020	1,629,956	$14.49
The total fair value at grant date of restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $16.6 million, $19.8 million and $18.2 million, respectively.
The restricted stock units receive dividend equivalent units (DEUs) upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying restricted stock unit award. As of December 31, 2020, there were approximately 32,000 nonvested DEUs. The total fair value of restricted stock units and DEUs vested was $5.6 million, $40.3 million and $46.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Performance Units
Performance units are typically granted annually in January and vest over a three-year measurement period and are primarily limited to senior management personnel. The performance units are usually subject to the achievement of goals based on the following conditions: three-year return on invested capital and environmental reclamation (performance condition). In addition, the payout of the performance units can be increased or decreased by up to 25% of the award based on three-year stock price performance compared to a custom peer group (market condition). Awards granted during the years ended December 31, 2020, 2019 and 2018 will be settled in the Company's Common Stock.
A summary of performance unit activity is as follows:

	Year Ended December 31, 2020	Weighted Average Remaining Contractual Life
Nonvested at December 31, 2019	426,606	1.6
Granted	686,082
Vested	—
Forfeited	(254,100)
Nonvested at December 31, 2020	858,588	1.5
As of December 31, 2020, no performance units had vested.
The performance units receive DEUs upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying performance unit award. As of December 31, 2020, there were approximately 33,000 nonvested DEUs
The performance condition awards were valued utilizing the grant date fair values of the Company’s Common Stock adjusted for dividends foregone during the vesting period. The market condition awards were valued utilizing a Monte Carlo simulation model which incorporates the total stockholder return hurdles set for each grant. The assumptions used in the valuations for grants were as follows:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.45%	2.44%
Expected volatility	49.34%	48.81%
Dividend yield	—%	—%

Peabody Energy Corporation	2020 Form 10-K	F-58

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(19)    Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive (loss) income and changes thereto:

	Foreign Currency Translation Adjustment	Prior Service Credit (Cost) Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2017	$1.4	$—	$1.4
Current period change	(5.9)	44.6	38.7
December 31, 2018	(4.5)	44.6	40.1
Reclassification from other comprehensive income to earnings	—	(8.7)	(8.7)
Current period change	0.2	—	0.2
December 31, 2019	(4.3)	35.9	31.6
Reclassification from other comprehensive income to earnings	—	(17.3)	(17.3)
Current period change	6.1	185.4	191.5
December 31, 2020	$1.8	$204.0	$205.8
Postretirement health care and life insurance benefits reclassified from “Accumulated other comprehensive income” to earnings of $17.3 million and $8.7 million during the years ended December 31, 2020 and 2019, respectively, are included in “Net periodic benefit (credit) costs, excluding service cost” in the accompanying consolidated statements of operations. There were no amounts reclassified out of “Accumulated other comprehensive income” into earnings during the year ended December 31, 2018.
Comprehensive loss differed from net loss by the amount of the change in prior service cost of postretirement plans (see Note 15. “Postretirement Health Care and Life Insurance Benefits” for information related to the Company’s postretirement plans) and foreign currency translation adjustment related to the Company’s investments in Middlemount, whose functional currency is the Australian dollar.
(20)    Other Events
Cost Repositioning Program
As part of its cost repositioning program, the Company idled nine individual mines for periods ranging from one week to multiple months throughout the year ended December 31, 2020. Included in the count was the Shoal Creek Mine in Alabama, which was idled in October 2020 to reset the cost structure of the mine amid weak pricing and demand, and the Metropolitan Mine in New South Wales, Australia, which was idled in late December 2020.
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
Both parties contributed mining tenements upon formation of the joint venture (United Wambo Joint Venture), and combined operations commenced in December 2020. During the year ended December 31, 2020, the Company contributed approximately $72 million towards construction and development, which is reflected as “Additions to property, plant, equipment and mine development” in the accompanying consolidated statements of cash flows. As per the joint venture agreement, the Company fully owned and operated the Wambo Open-Cut Mine through the date that combined operations commenced. At that date, the parties contributed mining equipment and other assets, and certain additional construction and development activities are ongoing. Glencore is responsible for managing the mining operations of the joint venture.

Peabody Energy Corporation	2020 Form 10-K	F-59

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company accounted for its interest in the United Wambo Joint Venture at fair value and recognized a gain of $48.1 million, which was classified in “Gain on formation of United Wambo Joint Venture” in the accompanying consolidated statements of operations during the year ended December 31, 2019. The gain represented the difference between the fair value of the Company’s interest in the joint venture, $63.7 million, and the carrying value of the Company’s net assets contributed upon formation, $15.6 million. The fair value of the Company’s interest in the joint venture was based on applying the income and cost valuation methods to the combined mining tenements and included a provision for the estimated fair value of related asset retirement obligations.
PRB Colorado Joint Venture with Arch
On June 18, 2019, the Company entered into a definitive implementation agreement with Arch, to establish a joint venture that would have combined their respective Powder River Basin (PRB) and Colorado operations. On February 26, 2020, the U.S. Federal Trade Commission (FTC) sought a preliminary injunction to challenge the Company’s proposed joint venture. On September 29, 2020, the United States District Court for the Eastern District of Missouri (the District Court) granted the FTC’s request for a preliminary injunction. Effective September 30, 2020, Peabody and Arch terminated their agreement to establish the joint venture.
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
The purchase accounting allocations were recorded in the accompanying consolidated financial statements as of, and for the period subsequent to the acquisition date. The Company finalized the valuation of the net assets acquired and related purchase price allocation during the year ended December 31, 2019. The total purchase price was allocated as follows: $365.3 million to property, plant, equipment and mine development; $39.9 million to inventories; $11.3 million to asset retirement obligations; and $4.1 million to various current liabilities.
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
The results of Shoal Creek Mine subsequent to the acquisition date are included in the accompanying consolidated statements of operations and are reported in the Seaborne Metallurgical Mining segment. The Shoal Creek Mine contributed revenues of $12.8 million and less than $0.1 million of net income from December 4, 2018 through December 31, 2018. This excludes acquisition costs recorded during the year ended December 31, 2018 of $7.4 million, which primarily consisted of professional fees. These acquisition costs are recorded in the “Transaction costs related to business combinations and joint ventures” line item in the consolidated statements of operations.
The following unaudited pro forma financial information provides the estimated combined results of operations of the Company and Shoal Creek Mine for the year ended December 31, 2018, on a pro forma basis, as though the operations of the Shoal Creek Mine had been combined with the Company’s operations as of January 1, 2018: revenues of $6,008.4 million; income from continuing operations, net of income taxes of $826.6 million; basic earnings per share from continuing operations of $5.84; and diluted earnings per share from continuing operations of $5.75.
The pro forma income from continuing operations, net of income taxes includes adjustments to operating costs to reflect the additional expense for the estimated impact of the fair value adjustment for coal inventory, a reduction in postretirement benefit costs resulting from the new collective bargaining agreement described above, and the estimated impact on depreciation, depletion and amortization for the fair value adjustment for property, plant and equipment (including coal reserve assets). On a pro forma basis, the acquisition would have had no impact on taxable income due to the Company’s federal NOLs, as further described in Note 10. “Income Taxes.”

Peabody Energy Corporation	2020 Form 10-K	F-60

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pro forma information is not provided for the years ended December 31, 2020 or 2019 because the operations of the Shoal Creek Mine are reflected in the Company’s actual consolidated results for the entire year. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the operations of the Company and Shoal Creek Mine been combined during those periods or that may be attained in the future.
North Goonyella
The Company’s North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. During the years ended December 31, 2019 and 2018, the Company recorded provisions for equipment losses of $83.2 million and $66.4 million, respectively, related to the fire, representing the best estimate of losses to date. No additional provisions for equipment losses were recorded during the year ended December 31, 2020. The Company has also incurred containment and idling costs subsequent to the mine’s suspension which amounted to $32.3 million, $111.5 million and $58.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.
In March 2019, the Company entered into an insurance claim settlement agreement with its insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. The Company has collected the full amount of the recovery.
The Company is currently evaluating various alternatives regarding the future utility of the mine. In the event that no future mining occurs at the North Goonyella Mine or the Company is unable to find a commercial alternative, the Company may record additional charges for the remaining carrying value of the North Goonyella Mine of up to approximately $300 million, which is included in the at-risk value described in Note 3. “Asset Impairment.” Incremental exposures above the aforementioned include take-or-pay obligations and other costs associated with idling or closing the mine.
Divestitures and Other Transactions
The Company’s Kayenta Mine closed during August 2019 upon termination of its coal supply agreement with the Navajo Generating Station (NGS) in Arizona. The NGS was the sole customer of the Kayenta Mine and the coal supply agreement provided for consideration to the Company related to its post-mining obligations for retiree healthcare and reclamation costs. A cumulative portion of such consideration, $53.5 million, was held in trust and released to the Company upon termination. During the fourth quarter of 2019, the parties entered into a settlement agreement to finalize such consideration for an additional $78.5 million payable to the Company. Of this amount, $35.4 million was receivable at December 31, 2019, all of which was collected during the year ended December 31, 2020.
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

Peabody Energy Corporation	2020 Form 10-K	F-61

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
During the period which included the Company’s Series A Convertible Preferred Stock, basic and diluted EPS were computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s Series A Convertible Preferred Stock was considered a participating security because holders were entitled to receive dividends on an if-converted basis. Diluted EPS assumes that participating securities are not executed or converted.
For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 18. “Share-Based Compensation.”
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 2.2 million, 1.9 million and less than 0.1 million for the years ended December 31, 2020, 2019 and 2018 respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

Peabody Energy Corporation	2020 Form 10-K	F-62

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(1,859.8)	$(188.3)	$645.7
Less: Series A Convertible Preferred Stock dividends	—	—	102.5
Less: Net (loss) income attributable to noncontrolling interests	(3.5)	26.2	16.9
(Loss) income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(1,856.3)	(214.5)	526.3
Less: Earnings allocated to participating securities	—	—	7.9
(Loss) income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	(1,856.3)	(214.5)	518.4
(Loss) income from discontinued operations, net of income taxes	(14.0)	3.2	18.1
Less: Income from discontinued operations allocated to participating securities	—	—	0.3
(Loss) income from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(14.0)	3.2	17.8
Net (loss) income attributable to common stockholders, after allocation of earnings to participating securities (1)	$(1,870.3)	$(211.3)	$536.2

EPS denominator:
Weighted average shares outstanding — basic	97.7	103.7	119.3
Impact of dilutive securities	—	—	1.7
Weighted average shares outstanding — diluted (2)	97.7	103.7	121.0

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(18.99)	$(2.07)	$4.35
(Loss) income from discontinued operations	(0.15)	0.03	0.15
Net (loss) income attributable to common stockholders	$(19.14)	$(2.04)	$4.50

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(18.99)	$(2.07)	$4.28
(Loss) income from discontinued operations	(0.15)	0.03	0.15
Net (loss) income attributable to common stockholders	$(19.14)	$(2.04)	$4.43
(1)    The reallocation adjustment for participating securities to arrive at the numerator to calculate diluted EPS was $0.1 million for the year ended December 31, 2018.
(2)    The two-class method assumes that participating securities are not exercised or converted. As such, weighted average diluted shares outstanding excluded 2.1 million shares related to the participating securities for the year ended December 31, 2018.
As of January 31, 2018, all 30.0 million shares of Series A Convertible Preferred Stock issued upon the Effective Date had been converted into 59.3 million shares of Common Stock, which is inclusive of the shares that had been issued for the payable in-kind preferred stock dividends.

Peabody Energy Corporation	2020 Form 10-K	F-63

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(22)     Management — Labor Relations
On December 31, 2020, the Company had approximately 4,600 employees worldwide, including approximately 3,500 hourly employees; the employee amounts exclude employees that were employed at operations classified as discontinued operations. Approximately 29% of those hourly employees were represented by organized labor unions and were employed by mines that generated 18% of the Company’s 2020 coal production from continuing operations. In the U.S., one mine is represented by an organized labor union. In Australia, the coal mining industry is unionized and the majority of hourly workers employed at the Company’s Australian mining operations are members of trade unions. The Construction, Forestry, Maritime, Mining and Energy Union generally represents the Company’s Australian subsidiaries’ hourly production and engineering employees, including those employed through contract mining relationships. The Company believes labor relations with its employees are good. Should that condition change, the Company could experience labor disputes, work stoppages or other disruptions in production that could negatively impact the Company’s results of operations and cash flows.
The following table presents the Company’s active mining operations as of December 31, 2020 in which the employees are represented by organized labor unions:

Mine	Current Agreement Expiration Date

U.S.
Kayenta (1)	November 2024
Shoal Creek (2)	April 2021
Australia
Owner-operated mines:
Wilpinjong (3)	May 2020
Moorvale (4)	June 2017
Metropolitan (5)	January 2021
Wambo Underground (6)	March 2021
Coppabella (7)	June 2021
Wambo Open-Cut (6)	March 2022
(1)     Prior to its closure in 2019, hourly workers at the Company’s Kayenta Mine in Arizona were represented by the UMWA under the Western Surface Agreement, which was effective through September 16, 2019. The Company concluded negotiations with the UMWA for a 4 year agreement covering the hourly workers expected to be involved in mining reclamation.
(2)     Hourly workers at the Company’s Shoal Creek Mine in Alabama are represented by the UMWA under the Shoal Creek Wage Agreement, which is effective through April 1, 2021. This agreement covers hourly employees who generated approximately 1% of the Company’s U.S. production during the year ended December 31, 2020. The hourly employees at the mine are temporarily laid off for an extended period and the Company issued a notice to the union in January 2021 to terminate the labor agreement and commence negotiations for a new agreement.
(3)     The current Wilpinjong labor agreement for Wilpinjong Mine expired in May 2020. Management, employees and the union are currently negotiating a new agreement. Hourly employees of this mine comprise approximately 39% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 59% of the Company’s Australian production during the year ended December 31, 2020.
(4)    Employees of the Company’s Moorvale Mine operate on individual contracts underpinned by a non-union enterprise agreement. Employees are managed according to their individual contracts rather than the enterprise agreement. The current memorandum of understanding agreeing to a rollover of the existing enterprise agreement expires in June 2023. Hourly employees of this mine comprise approximately 15% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 5% of the Company’s Australian production during the year ended December 31, 2020.
(5)    Employees of the Company’s Metropolitan Mine operate under a separate labor agreement, which expires in January 2021. Management, employees and the union have commenced negotiations for a new agreement. There is also a deputy labor agreement which expires in April 2022. During 2019, the Company insourced the operation of the Metropolitan coal handling and preparation plant and the hourly employees are employed under a separate labor agreement that expires in May 2021. Hourly employees of this mine comprise approximately 14% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 4% of the Company’s Australian production during the year ended December 31, 2020.

Peabody Energy Corporation	2020 Form 10-K	F-64

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6)    Employees of the Wambo Open-Cut Mine operate under a separate enterprise agreement which will expire in March 2022. The Wambo Open Cut enterprise agreement and employees transferred to Glencore on December 1, 2020 as part of the new Joint Venture. Employees of the Company's Wambo Underground Mine operate under a separate labor agreement. That agreement will expire in March 2021. The Wambo coal handling and preparation plant hourly employees are under a separate labor agreement that expires in December 2021. Hourly employees of these mines comprise approximately 8% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 23% of the Company’s Australian production during the year ended December 31, 2020.
(7)    Employees of the Company’s Coppabella Mine operate under a separate enterprise agreement which expires in June 2021. Hourly employees of this mine comprise approximately 23% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 9% of the Company’s Australian production during the year ended December 31, 2020.
Note: Employees of the North Goonyella Mine operated under a labor agreement which expired in December 2018. Due to the idling of the mine, as further described in Note 20. “Other Events,” hourly employees were terminated and there are no employees employed under the agreement and there are no current negotiations for a new labor agreement.
(23)    Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying consolidated balance sheets. At December 31, 2020, such instruments included $1,633.6 million of surety bonds and $437.6 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying consolidated balance sheets.
Reclamation Bonding
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits.
At December 31, 2020, the Company’s asset retirement obligations of $728.2 million were supported by surety bonds of $1,451.9 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver. Letters of credit issued at December 31, 2020 amounted to $315.0 million, which served as collateral for surety bonds in support of asset retirement obligations.
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

Peabody Energy Corporation	2020 Form 10-K	F-65

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2020, the Company had no outstanding borrowings and $112.3 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for property and casualty insurance. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $19.3 million at December 31, 2020. The Company had no collateral posted under the Securitization Program at either December 31, 2020 or 2019. The Company incurred interest and fees associated with the Securitization Program of $2.6 million, $3.3 million and $5.2 million during the years ended December 31, 2020, 2019 and 2018, respectively, which have been recorded as “Interest expense” in the accompanying statements of operations.
Cash Collateral Arrangements and Restricted Cash
From time to time, the Company is required to remit cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding employee related matters and the mining, reclamation and shipping of its production. The Company had no such cash collateral or restricted cash requirements as of either December 31, 2020 or 2019. The Company had $323.1 million held by third parties related to such obligations at December 31, 2017. All such collateral was returned to the Company during the year ended December 31, 2018, largely as the result of replacing collateral balances with third-party surety bonding in Australia.
Other
The Company is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for the Company, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property, if any, may be covered by insurance (subject to deductibles). The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments, and the Company assumes that no amounts could be recovered from third parties. In this regard, the Company recorded provisions of $0.3 million and $50.4 million during the years ended December 31, 2019 and 2018, respectively, for the loss of leased equipment at the North Goonyella Mine as described in Note 20. “Other Events.”
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
(24)    Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of December 31, 2020, purchase commitments for capital expenditures were $37.0 million, all of which is obligated in the next five years, with $29.3 million obligated within the next 12 months.
In Australia, the Company has generally secured the ability to transport coal through rail contracts and ownership interests in five east coast coal export terminals that are primarily funded through take-or-pay arrangements with terms ranging up to 22 years. In the U.S., the Company has entered into certain long-term coal export terminal agreements to secure export capacity through the Gulf Coast. As of December 31, 2020, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.2 billion, of which approximately $95 million is obligated within the next year.
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

Peabody Energy Corporation	2020 Form 10-K	F-66

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Litigation Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System brought a securities lawsuit against the Company and certain of its officers in the U.S. District Court for the Southern District of New York on behalf of a putative class of shareholders (Plaintiffs) who purchased Company stock between April 3, 2017, and October 28, 2019 (Class Period), for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Securities Class Action). Plaintiffs allege that defendants made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. The Company believes the lawsuit lacks merit and intends to vigorously defend against the allegations. On January 12, 2021, the Court appointed Oregon Public Employees Retirement Fund as lead plaintiff. On January 25, 2021, the Court entered a scheduling order for this matter. Plaintiffs must file their amended complaint by March 19, 2021. The defendants must file their motion to dismiss by June 7, 2021. Additional briefings at this phase of litigation should be completed by the end of August 2021.
Derivative Actions. On December 22, 2020, a plaintiff, putatively on behalf of the Company, brought a shareholder derivative lawsuit in the United States District Court for the District of Delaware against certain directors and a former officer of the Company, as defendants. The Company was also named as a nominal defendant. Plaintiff did not make a demand on the Company’s board before instituting the lawsuit, and alleges such demand would have been futile. In the complaint, Plaintiff alleges that defendants allegedly failed to disclose adverse facts relating to the safety practices at the Company’s North Goonyella mine, thereby leading to a September 28, 2018 fire, and allegedly failed to disclose adverse facts pertaining to the feasibility of reopening the mine. The derivative complaint alleges (i) contribution against certain current and former officers for securities fraud based on the Securities Class Action, and against all defendants, (ii) breach of fiduciary duties, (iii) waste of corporate assets for causing the Company to incur legal liability, and (iv) unjust enrichment.
On February 10, 2021, a second plaintiff, putatively on behalf of the Company, filed a similar shareholder derivative lawsuit in the United States District Court for the District of Delaware against the directors, two current officers and a former officer of the Company, as defendants. The Company was named as a nominal defendant. This suit makes claims similar to those made in the Phelps matter, but asserts a claim for alleged misstatements in a proxy statement under Section 14(a) of the Securities and Exchange Act of 1934.
The Company believes both lawsuits lack merit and intends to vigorously defend against the allegations.
Other
At times, the Company becomes a party to other disputes, including those related to contract miner performance, claims, lawsuits, arbitration proceedings, regulatory investigations and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows. The Company reassesses the probability and estimability of contingent losses as new information becomes available.
(25)    Segment and Geographic Information
During the year ended December 31, 2019, the Cottage Grove and Kayenta Mines closed, and the Company announced the planned closures of the Wildcat HiIls Underground and Somerville Central Mines. Due to these changes, the Company revised its reportable segments beginning in the first quarter of 2020 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. The Company now reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Prior period results have been recast for comparability.

Peabody Energy Corporation	2020 Form 10-K	F-67

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
The Company’s CODM uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance. Adjusted EBITDA is a non-GAAP financial measure defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. The Company has retrospectively modified its calculation of Adjusted EBITDA to exclude restructuring charges and transaction costs related to business combinations and joint ventures as management does not view these items as part of its normal operations. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance and lenders to measure the Company’s ability to incur and service debt. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Segment results for the year ended December 31, 2020 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$711.8	$486.5	$991.1	$707.3	$(15.6)	$2,881.1
Adjusted EBITDA	163.2	(130.2)	194.8	168.4	(137.4)	258.8
Additions to property, plant, equipment and mine development	100.7	50.8	13.2	23.3	3.4	191.4
Loss from equity affiliates	—	—	—	—	60.1	60.1

Peabody Energy Corporation	2020 Form 10-K	F-68

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment results for the year ended December 31, 2019 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$971.7	$1,033.1	$1,228.7	$1,309.4	$80.5	$4,623.4
Adjusted EBITDA	329.4	140.2	221.2	361.4	(169.2)	883.0
Additions to property, plant, equipment and mine development	42.1	143.4	42.8	54.0	3.1	285.4
Income from equity affiliates	—	—	—	—	(3.4)	(3.4)
Segment results for the year ended December 31, 2018 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$1,099.2	$1,553.0	$1,424.8	$1,393.0	$111.8	$5,581.8
Adjusted EBITDA	452.0	441.4	284.5	290.6	(80.6)	1,387.9
Additions to property, plant, equipment and mine development	66.6	88.7	81.0	60.5	4.2	301.0
Federal coal lease expenditures	—	—	—	0.5	—	0.5
Income from equity affiliates	—	—	—	—	(68.1)	(68.1)
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
Assets as of December 31, 2020 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,763.0	$1,345.3	$1,558.8	$4,667.1
Property, plant, equipment and mine development, net	1,347.3	1,258.8	445.0	3,051.1
Operating lease right-of-use assets	30.8	3.5	15.6	49.9
Assets as of December 31, 2019 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$2,001.3	$3,044.8	$1,496.7	$6,542.8
Property, plant, equipment and mine development, net	1,610.9	2,776.9	291.3	4,679.1
Operating lease right-of-use assets	32.1	30.3	20.0	82.4
Assets as of December 31, 2018 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$2,044.6	$3,481.7	$1,897.4	$7,423.7
Property, plant, equipment and mine development, net	1,661.3	3,180.4	365.3	5,207.0

Peabody Energy Corporation	2020 Form 10-K	F-69

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of consolidated (loss) income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(1,859.8)	$(188.3)	$645.7
Depreciation, depletion and amortization	346.0	601.0	679.0
Asset retirement obligation expenses	45.7	58.4	53.0
Restructuring charges	37.9	24.3	1.2
Transaction costs related to business combinations and joint ventures	23.1	21.6	7.4
Gain on formation of United Wambo Joint Venture	—	(48.1)	—
Asset impairment	1,487.4	270.2	—
Provision for North Goonyella equipment loss	—	83.2	66.4
North Goonyella insurance recovery - equipment (1)	—	(91.1)	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	30.9	(18.8)	(18.3)
Interest expense	139.8	144.2	151.3
Interest income	(9.4)	(27.0)	(33.6)
Net mark-to-market adjustment on actuarially determined liabilities	(5.1)	67.4	(125.5)
Reorganization items, net	—	—	(12.8)
Unrealized losses (gains) on economic hedges	29.6	(42.2)	(18.3)
Unrealized (gains) losses on non-coal trading derivative contracts	(7.1)	(1.2)	0.7
Take-or-pay contract-based intangible recognition	(8.2)	(16.6)	(26.7)
Income tax provision	8.0	46.0	18.4
Total Adjusted EBITDA	$258.8	$883.0	$1,387.9
(1)     As described in Note 20. “Other Events,” the Company recorded a $125.0 million insurance recovery during the year ended December 31, 2019 related to losses incurred at its North Goonyella Mine. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the years ended December 31, 2019 and 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the year ended December 31, 2019.
The following table presents revenues as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2020	2019	2018
U.S.	56.2%	53.6%	47.8%
Japan	13.3%	15.4%	10.1%
Taiwan	7.7%	6.0%	8.1%
Australia	6.9%	5.8%	6.6%
China	3.8%	3.8%	5.9%
India	2.6%	1.2%	6.2%
Vietnam	2.4%	2.0%	0.5%
South Korea	0.8%	2.9%	3.1%
Other	6.3%	9.3%	11.7%
Total	100.0%	100.0%	100.0%
The Company attributes revenue to individual countries based on the location of the physical delivery of the coal.

Peabody Energy Corporation	2020 Form 10-K	F-70

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other		Balance at End of Period
	(Dollars in millions)
Year Ended December 31, 2020
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—		$0.3
Reserve for materials and supplies	7.9	3.5	(1.0)	—		10.4
Tax valuation allowances	2,068.4	373.2	—	(154.3)	(2)	2,287.3
Year Ended December 31, 2019
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—		$0.3
Reserve for materials and supplies	0.2	8.9	(1.2)	—		7.9
Allowance for credit losses	4.4	(4.4)	—	—		—
Tax valuation allowances	2,094.3	(29.8)	—	3.9		2,068.4
Year Ended December 31, 2018
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$—	$0.3	$—	$—		$0.3
Reserve for materials and supplies	0.6	0.5	(0.9)	—		0.2
Allowance for credit losses	4.6	(0.2)	—	—		4.4
Tax valuation allowances	2,432.5	(275.0)	—	(63.2)	(3)	2,094.3
(1)Reserves utilized, unless otherwise indicated.
(2)Includes the impact of a decrease in Australia NOLs due to a cancellation of intercompany debt, partially offset by the impact of the increase in the Australian dollar exchange rates.
(3)Includes the impact of the decrease in Australian dollar exchange rates, partially offset by the impact of final attribute reduction adjustments in the U.S.

Peabody Energy Corporation	2020 Form 10-K	F-71