Form 10-Q
period 2021-03-31
PEABODY ENERGY CORP
filed 2021-05-05
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 98.3 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at April 30, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per share data)
Revenues	$651.3	$846.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	582.6	779.5
Depreciation, depletion and amortization	68.3	106.0
Asset retirement obligation expenses	15.9	17.6
Selling and administrative expenses	21.7	24.9
Restructuring charges	2.1	6.5
Transaction costs related to joint ventures	—	4.2
Other operating (income) loss:
Net loss (gain) on disposals	0.6	(8.1)
Loss from equity affiliates	0.9	9.1
Operating loss	(40.8)	(93.5)
Interest expense	52.4	33.1
Gain on early debt extinguishment	(3.5)	—
Interest income	(1.5)	(3.1)
Net periodic benefit (credit) costs, excluding service cost	(8.7)	2.8
Loss from continuing operations before income taxes	(79.5)	(126.3)
Income tax (benefit) provision	(1.8)	3.0
Loss from continuing operations, net of income taxes	(77.7)	(129.3)
Loss from discontinued operations, net of income taxes	(2.0)	(2.2)
Net loss	(79.7)	(131.5)
Less: Net income (loss) attributable to noncontrolling interests	0.4	(1.8)
Net loss attributable to common stockholders	$(80.1)	$(129.7)

Loss from continuing operations:
Basic loss per share	$(0.79)	$(1.31)
Diluted loss per share	$(0.79)	$(1.31)
Net loss attributable to common stockholders:
Basic loss per share	$(0.81)	$(1.33)
Diluted loss per share	$(0.81)	$(1.33)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net loss	$(79.7)	$(131.5)
Postretirement plans (net of $0.0 tax provisions in each period)	(11.0)	(2.2)
Foreign currency translation adjustment	(0.2)	(6.8)
Other comprehensive loss, net of income taxes	(11.2)	(9.0)
Comprehensive loss	(90.9)	(140.5)
Less: Net income (loss) attributable to noncontrolling interests	0.4	(1.8)
Comprehensive loss attributable to common stockholders	$(91.3)	$(138.7)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2021	December 31, 2020
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$580.2	$709.2
Restricted cash	43.5	—
Accounts receivable, net of allowance for credit losses of $0.0 at March 31, 2021 and December 31, 2020	167.8	244.8
Inventories	241.4	261.6
Other current assets	239.2	204.7
Total current assets	1,272.1	1,420.3
Property, plant, equipment and mine development, net	3,025.4	3,051.1
Operating lease right-of-use assets	46.8	49.9
Investments and other assets	142.0	140.9
Deferred income taxes	—	4.9
Total assets	$4,486.3	$4,667.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$69.4	$44.9
Accounts payable and accrued expenses	721.6	745.7
Total current liabilities	791.0	790.6
Long-term debt, less current portion	1,411.3	1,502.9
Deferred income taxes	34.6	35.0
Asset retirement obligations	658.6	650.5
Accrued postretirement benefit costs	410.8	413.2
Operating lease liabilities, less current portion	37.5	42.1
Other noncurrent liabilities	251.0	251.5
Total liabilities	3,594.8	3,685.8
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 141.2 shares issued and 98.3 shares outstanding as of March 31, 2021 and 140.5 shares issued and 97.8 shares outstanding as of December 31, 2020	1.4	1.4
Additional paid-in capital	3,366.4	3,364.6
Treasury stock, at cost — 42.9 and 42.7 common shares as of March 31, 2021 and December 31, 2020	(1,369.5)	(1,368.9)
Accumulated deficit	(1,353.4)	(1,273.3)
Accumulated other comprehensive income	194.6	205.8
Peabody Energy Corporation stockholders’ equity	839.5	929.6
Noncontrolling interests	52.0	51.7
Total stockholders’ equity	891.5	981.3
Total liabilities and stockholders’ equity	$4,486.3	$4,667.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(79.7)	$(131.5)
Loss from discontinued operations, net of income taxes	2.0	2.2
Loss from continuing operations, net of income taxes	(77.7)	(129.3)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	68.3	106.0
Noncash interest expense, net	4.9	4.0
Noncash coal inventory revaluation	5.5	—
Deferred income taxes	(0.4)	(3.4)
Noncash share-based compensation	1.8	2.2
Net loss (gain) on disposals	0.6	(8.1)
Gain on early debt extinguishment	(3.5)	—
Loss from equity affiliates	0.9	9.1
Foreign currency option contracts	2.9	0.9
Changes in current assets and liabilities:
Accounts receivable	77.0	64.2
Inventories	14.8	62.4
Other current assets	1.6	17.5
Accounts payable and accrued expenses	(15.4)	(125.1)
Collateral arrangements	(5.3)	—
Asset retirement obligations	8.1	6.4
Workers’ compensation obligations	0.6	(0.8)
Postretirement benefit obligations	(13.4)	(7.9)
Pension obligations	2.8	0.1
Other, net	—	0.2
Net cash provided by (used in) continuing operations	74.1	(1.6)
Net cash used in discontinued operations	(3.1)	(3.1)
Net cash provided by (used in) operating activities	71.0	(4.7)

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(50.3)	(31.3)
Changes in accrued expenses related to capital expenditures	(11.4)	(11.4)
Proceeds from disposal of assets, net of receivables	0.9	10.5
Contributions to joint ventures	(136.1)	(96.3)
Distributions from joint ventures	102.4	98.4
Advances to related parties	—	(6.9)
Cash receipts from Middlemount Coal Pty Ltd	2.3	—
Other, net	(1.0)	(0.1)
Net cash used in investing activities	(93.2)	(37.1)
Cash Flows From Financing Activities
Repayments of long-term debt	(40.2)	(7.2)
Payment of debt issuance and other deferred financing costs	(22.5)	—
Repurchase of employee common stock relinquished for tax withholding	(0.6)	(0.8)
Distributions to noncontrolling interests	(0.1)	(0.1)
Other, net	0.1	0.2
Net cash used in financing activities	(63.3)	(7.9)
Net change in cash, cash equivalents and restricted cash	(85.5)	(49.7)
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2
Cash, cash equivalents and restricted cash at end of period	$623.7	$682.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.4	$1.4
Balance, end of period	1.4	1.4
Additional paid-in capital
Balance, beginning of period	3,364.6	3,351.1
Share-based compensation for equity-classified awards	1.8	2.2
Balance, end of period	3,366.4	3,353.3
Treasury stock
Balance, beginning of period	(1,368.9)	(1,367.3)
Repurchase of employee common stock relinquished for tax withholding	(0.6)	(0.8)
Balance, end of period	(1,369.5)	(1,368.1)
(Accumulated deficit) retained earnings
Balance, beginning of period	(1,273.3)	597.0
Net loss attributable to common stockholders	(80.1)	(129.7)
Balance, end of period	(1,353.4)	467.3
Accumulated other comprehensive income
Balance, beginning of period	205.8	31.6
Postretirement plans (net of $0.0 tax provisions in each period)	(11.0)	(2.2)
Foreign currency translation adjustment	(0.2)	(6.8)
Balance, end of period	194.6	22.6
Noncontrolling interests
Balance, beginning of period	51.7	58.7
Net income (loss) attributable to noncontrolling interests	0.4	(1.8)
Distributions to noncontrolling interests	(0.1)	(0.1)
Balance, end of period	52.0	56.8
Total stockholders’ equity	$891.5	$2,533.3
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2020 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2021.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Equity Method Investments. In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-01, which clarifies the interactions between Accounting Standards Codification (ASC) 321, ASC 323 and ASC 815. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective on January 1, 2021 for calendar year-end public companies. The Company adopted the requirements effective January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosures.
Accounting Standards Not Yet Implemented
Effects of Reference Rate Reform. In March 2020, ASU 2020-04 was issued, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. In January 2021, the FASB issued ASU 2021-01 to permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculation price alignment interest in connection with reference rate reform activities. The Company is still completing its evaluation of the impact of ASU 2020-04 and ASU 2021-01 and plans to elect optional expedients as reference rate reform activities occur. While the Company is still evaluating, it does not expect the guidance to have a material impact on its consolidated financial statements or disclosures.
(3)    Revenue Recognition
Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for the Company’s policies regarding “Revenues” and “Accounts receivable, net.”

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

	Three Months Ended March 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$44.1	$—	$228.4	$146.8	$—	$419.3
Export	131.9	—	—	—	—	131.9
Total thermal	176.0	—	228.4	146.8	—	551.2
Metallurgical coal
Domestic	—	2.7	—	—	—	2.7
Export	—	83.9	—	—	—	83.9
Total metallurgical	—	86.6	—	—	—	86.6
Other (2)	0.4	0.9	—	2.5	9.7	13.5
Revenues	$176.4	$87.5	$228.4	$149.3	$9.7	$651.3

	Three Months Ended March 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$36.5	$—	$266.6	$184.6	$—	$487.7
Export	163.7	—	—	—	—	163.7
Total thermal	200.2	—	266.6	184.6	—	651.4
Metallurgical coal
Export	—	192.5	—	—	—	192.5
Total metallurgical	—	192.5	—	—	—	192.5
Other (2)	0.9	0.7	—	7.7	(7.0)	2.3
Revenues	$201.1	$193.2	$266.6	$192.3	$(7.0)	$846.2
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
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to March 31, 2021 of approximately $3.6 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at March 31, 2021. Approximately 45% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable
“Accounts receivable, net” at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Trade receivables, net	$131.2	$180.9
Miscellaneous receivables, net	36.6	63.9
Accounts receivable, net	$167.8	$244.8
Trade receivables, net included no allowance for credit losses as of both March 31, 2021 and December 31, 2020. Miscellaneous receivables, net included no allowance for credit losses as of both March 31, 2021 and December 31, 2020. No charges for credit losses were recognized during the three months ended March 31, 2021 and 2020.
(4)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(2.0)	$(2.2)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$62.8	$62.3
Other noncurrent liabilities	85.0	91.4
Total liabilities classified as discontinued operations	$147.8	$153.7
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $89.8 million and $90.1 million at March 31, 2021 and December 31, 2020, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
(5)     Inventories
Inventories as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Materials and supplies	$104.3	$102.6
Raw coal	52.4	70.5
Saleable coal	84.7	88.5
Total	$241.4	$261.6
Materials and supplies inventories presented above have been shown net of reserves of $10.5 million and $10.4 million as of March 31, 2021 and December 31, 2020, respectively. The coal inventory balances above are presented net of net realizable value adjustments of $5.5 million as of March 31, 2021.
(6) Equity Method Investments
The Company had total equity method investments of $21.2 million and $24.6 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations were losses related to Middlemount of $0.9 million and $9.1 million during the three months ended March 31, 2021 and 2020, respectively.
The Company received cash payments from Middlemount of $2.3 million during the three months ended March 31, 2021. No payments were received from from Middlemount during the three months ended March 31, 2020.
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. At March 31, 2021, the revolving loan limit was $160 million Australian dollars and the Revolving Loans were not fully drawn upon by Middlemount. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2021. The value of the portion of the Revolving Loans due to the Company’s Australian subsidiary was $43.3 million and $46.2 million as of March 31, 2021 and December 31, 2020, respectively, with the decrease during the three months ended March 31, 2021 primarily attributable to payments made by Middlemount.
As of both March 31, 2021 and December 31, 2020, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Derivatives and Fair Value Measurements
Derivatives
Corporate Risk Management Activities
From time to time, the Company may utilize various types of derivative instruments to manage its exposure to risks in the normal course of business, including (1) foreign currency exchange rate risk and the variability of cash flows associated with forecasted Australian dollar expenditures made in its Australian mining platform, (2) price risk of fluctuating coal prices related to forecasted sales or purchases of coal, or changes in the fair value of a fixed price physical sales contract, (3) price risk and the variability of cash flows related to forecasted diesel fuel purchased for use in its operations and (4) interest rate risk on long-term debt. These risk management activities are actively monitored for compliance with the Company’s risk management policies.
As of March 31, 2021, the Company had currency options outstanding with an aggregate notional amount of $575.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending December 31, 2021. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.76 to $0.81 over the nine-month period ending December 31, 2021.
As of March 31, 2021, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 1.5 million tonnes. Such financial contracts include futures, forwards and options. Of the aggregate notional volume, 0.5 million tonnes will settle in 2021 and the remainder will settle in 2022.
The Company had no diesel fuel or interest rate derivatives in place as of March 31, 2021.
Coal Trading Activities
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts (coal trading). Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value.
Tabular Derivatives Disclosures
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

	March 31, 2021		December 31, 2020
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$2.7	$—	$10.3	$—
Coal contracts related to forecasted sales	1.1	(8.6)	0.9	(8.8)
Coal trading contracts	30.4	(35.5)	23.4	(23.1)
Total derivatives	34.2	(44.1)	34.6	(31.9)
Effect of counterparty netting	(44.1)	44.1	(30.2)	30.2
Variation margin posted	13.6	—	6.5	—
Net derivatives and margin as classified in the balance sheets	$3.7	$—	$10.9	$(1.7)
The net amount of asset derivatives, net of margin, are included in “Other current assets” and the net amount of liability derivatives, net of margin, are included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.
The Company had a current asset representing cash collateral held as initial margin for derivative positions primarily related to coal derivatives of $6.5 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively. These amounts are not included with the derivatives presented in the table above and are included in “Other current assets” in the accompanying condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Currently, the Company does not seek cash flow hedge accounting treatment for its currency- or coal-related derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Three Months Ended March 31, 2021
	Total (loss) gain recognized in income	Gain realized in income on derivatives	Unrealized loss recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(2.9)	$4.7	$(7.6)
Coal contracts related to forecasted sales	8.2	10.0	(1.8)
Coal trading contracts	(0.7)	2.4	(3.1)
Total	$4.6	$17.1	$(12.5)

	Three Months Ended March 31, 2020
	Total loss recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(0.9)	$(1.0)	$0.1
Coal contracts related to forecasted sales	(8.6)	(6.4)	(2.2)
Coal trading contracts	(0.1)	4.1	(4.2)
Total	$(9.6)	$(3.3)	$(6.3)
During the three months ended March 31, 2021 and 2020, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying unaudited condensed consolidated statements of operations.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$2.7	$—	$2.7
Coal contracts related to forecasted sales	—	(7.5)	—	(7.5)
Coal trading contracts	—	8.5	—	8.5
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$3.7	$4.0	$7.7

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$10.3	$—	$10.3
Coal contracts related to forecasted sales	—	(7.9)	—	(7.9)
Coal trading contracts	—	6.8	—	6.8
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$9.2	$4.0	$13.2
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2021 and December 31, 2020:
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

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Total debt at par value	$1,538.2	$1,591.3
Less: Unamortized debt issuance costs and original issue discount	(57.5)	(43.5)
Net carrying amount	$1,480.7	$1,547.8

Estimated fair value	$862.1	$987.6

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
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2021 and 2020. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(8) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2021 and December 31, 2020 is set forth in the table below:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Land and coal interests	$2,484.1	$2,482.9
Buildings and improvements	484.7	481.0
Machinery and equipment	1,442.5	1,408.5
Less: Accumulated depreciation, depletion and amortization	(1,385.9)	(1,321.3)
Property, plant, equipment and mine development, net	$3,025.4	$3,051.1
Asset Impairment and Other At-Risk Assets
The Company has identified certain assets with an aggregate carrying value of approximately $1.2 billion at March 31, 2021 in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets for recoverability as of March 31, 2021 and determined that no impairment charges were necessary as of that date.
(9) Leases
The Company has operating and finance leases for mining and non-mining equipment, office space and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases. Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for the Company’s policies regarding “Leases.”
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of lease expense during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$6.0	$8.6
Short-term lease cost	3.4	9.9
Variable lease cost	0.5	1.0
Sublease income	(0.5)	—
Total operating lease cost	$9.4	$19.5

Finance lease cost:
Amortization of right-of-use assets	$0.6	$3.4
Interest on lease liabilities	0.5	0.2
Total finance lease cost	$1.1	$3.6
Supplemental balance sheet information related to leases at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$46.8	$49.9

Accounts payable and accrued expenses	$21.1	$24.5
Operating lease liabilities, less current portion	37.5	42.1
Total operating lease liabilities	$58.6	$66.6

Finance leases:
Property, plant, equipment and mine development	$13.8	$20.4
Accumulated depreciation	(3.1)	(2.5)
Property, plant, equipment and mine development, net	$10.7	$17.9

Current portion of long-term debt	$5.9	$21.5
Long-term debt, less current portion	11.4	5.8
Total finance lease liabilities	$17.3	$27.3

Weighted average remaining lease term (years)
Operating leases	3.4
Finance leases	8.2

Weighted average discount rate
Operating leases	6.7%
Finance leases	10.1%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to leases during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.3	$12.8
Operating cash flows for finance leases	0.7	0.2
Financing cash flows for finance leases	1.3	5.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.1	1.3
Finance leases	3.6	0.1
The Company's leases have remaining lease terms ranging from less than 1 year to 21.0 years years, some of which include options to extend the terms deemed reasonably certain of exercise. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2021	$17.5	$5.6
2022	18.6	7.1
2023	16.7	1.6
2024	6.0	0.7
2025	3.4	0.5
2026 and thereafter	3.8	7.7
Total lease payments	66.0	23.2
Less imputed interest	(7.4)	(5.9)
Total lease liabilities	$58.6	$17.3
(10)  Income Taxes
The Company's effective tax rate before remeasurement for the three months ended March 31, 2021 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $1.8 million and income tax provision of $3.0 million for the three months ended March 31, 2021 and 2020, respectively, included tax benefits of $0.2 million and $3.3 million, respectively, related to the remeasurement of foreign income tax accounts.
As described in Note 11. “Long-term Debt,” the Company completed the Refinancing Transactions (as defined below), which included a senior notes exchange and related consent solicitation, a revolving credit facility exchange and various amendments to existing debt agreements. Generally, absent an exception, for U.S. tax purposes a debtor recognizes cancellation of debt income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration less than the adjusted issue price of such indebtedness. The Company will recognize CODI from the Refinancing Transactions of approximately $60 million, and the income will be offset by the Company’s operating losses.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11)     Long-term Debt
The Company’s total funded indebtedness (Indebtedness) as of March 31, 2021 and December 31, 2020 consisted of the following:

Debt Instrument (defined below, as applicable)	March 31, 2021	December 31, 2020
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$60.3	$459.0
8.500% Senior Secured Notes due December 2024 (Peabody Notes)	172.7	—
10.000% Senior Secured Notes due December 2024 (Co-Issuer Notes)	193.9	—
6.375% Senior Secured Notes due March 2025 (2025 Notes)	500.0	500.0
Senior Secured Term Loan due 2024 (Co-Issuer Term Loan)	206.0	—
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	387.3	388.2
Revolving credit facility	—	216.0
Finance lease obligations	17.3	27.3
Less: Debt issuance costs	(56.8)	(42.7)
	1,480.7	1,547.8
Less: Current portion of long-term debt	69.4	44.9
Long-term debt	$1,411.3	$1,502.9
Refinancing Transactions
On January 29, 2021 (the Settlement Date), the Company completed a series of transactions (collectively, the Refinancing Transactions) to, among other things, provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity and financial flexibility. The Refinancing Transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange and various amendments to the Company’s existing debt agreements, as summarized below. As further discussed in Note 16. “Financial Instruments and Other Guarantees,” upon completion of the Refinancing Transactions, the surety transaction support agreement (Surety Agreement) entered into with the Company’s surety bond providers in November 2020 became effective.
On the Settlement Date, the Company settled an exchange offer (Exchange Offer) pursuant to which $398.7 million aggregate principal amount of the Company’s 6.000% Senior Secured Notes due March 2022 (the 2022 Notes) were validly tendered, accepted by the Company and exchanged for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 10.000% Senior Secured Notes due December 2024 (Co-Issuer Notes) issued by certain wholly-owned subsidiaries of the Company (the Co-Issuers), (b) $195.1 million aggregate principal amount of new 8.500% Senior Secured Notes due December 2024 issued by the Company (Peabody Notes) and (c) a cash payment of approximately $9.4 million. In connection with the settlement of the Exchange Offer, the Company also paid early tender premiums totaling $4.0 million in cash. The Company’s Wilpinjong Mine in Australia is owned and operated by a subsidiary of the Co-Issuers.
The Exchange Offer was accounted for as a debt modification based upon the relative similarity of the present value of the future cash flows of the instruments. As such, no gain or loss was recorded in connection with the Exchange Offer. Fees paid to third parties of $10.6 million were included in “Interest expense” in the accompanying unaudited condensed consolidated statements of operations during the three months ended March 31, 2021. Following the settlement of the Exchange Offer, approximately $60.3 million aggregate principal amount of the 2022 Notes remain outstanding and are governed by the existing senior notes’ indenture (the Existing Indenture), as amended by the supplemental indenture described below.
Concurrently with the Exchange Offer, the Company solicited consents from holders of the 2022 Notes to certain proposed amendments to its Existing Indenture to (i) eliminate substantially all of the restrictive covenants, certain events of default applicable to the 2022 Notes and certain other provisions contained in the Existing Indenture and (ii) release the collateral securing the 2022 Notes and eliminate certain other related provisions contained in the Existing Indenture. The Company received the requisite consents from holders of the 2022 Notes and entered into a supplemental indenture to the Existing Indenture, which became operative on January 29, 2021.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the Refinancing Transactions, the Company restructured the revolving loans under its existing credit agreement (the Credit Agreement) by (i) making a pay down of revolving loans thereunder in the aggregate amount of $10.0 million, (ii) the Co-Issuers incurring $206.0 million of term loans under a credit agreement, dated as of the Settlement Date (Co-Issuer Term Loans, Co-Issuer Term Loan Agreement), (iii) the Company entering into a letter of credit facility (the Company LC Agreement) and (iv) amending the Credit Agreement (collectively, the Revolver Transactions).
Co-Issuer Notes
The terms of the Co-Issuer Notes are governed by an indenture, as amended and restated as of February 3, 2021, by and among the Co-Issuers, Wilmington Trust, National Association, as trustee, and, on a limited basis, the Company (Co-Issuer Notes Indenture).
The Co-Issuer Notes mature on December 31, 2024 and bear interest at an annual rate of 10.000%. The Company paid aggregate debt issuance costs of $5.6 million, which are being amortized over the terms of the notes. Beginning March 31, 2021, interest is payable on March 31, June 30, September 30 and December 31 of each year. During the three months ended March 31, 2021, the Company recorded interest expense of $3.6 million related to the Co-Issuer Notes.
The Co-Issuer Notes are subject to amortization at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the Co-Issuer Notes Indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of the Co-Issuer Notes and the Co-Issuer Term Loans on a pro rata basis, provided that the liquidity attributable to the Co-Issuers would not fall below $60.0 million.
The Co-Issuer Notes Indenture contains customary covenants that, among other things, limit the Co-Issuers’ and their subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Co-Issuers.
The Co-Issuer Notes are not guaranteed by any of the Co-Issuers’ subsidiaries and thus are structurally subordinated to any existing or future Indebtedness or other liabilities, including trade payables, of any such subsidiaries. The Co-Issuer Notes initially are secured by liens on substantially all of the assets of the Co-Issuers, including by (i) 100% of the capital stock of PIC Acquisition Corp. owned by PIC AU Holdings LLC and (ii) all other property subject or purported to be subject, from time to time, to a lien under the Co-Issuers’ collateral trust agreement (collectively, the Wilpinjong Collateral).
The Co-Issuers may redeem some or all of the Co-Issuer Notes at the redemption prices and on the terms specified in the Co-Issuer Notes Indenture.
The Co-Issuer Notes Indenture contains certain events of default, including, in certain circumstances, (i) specified events occurring at the Wilpinjong Mine, (ii) the termination or modification of the Surety Agreement, (iii) the Company’s failure to comply with any obligation under the transaction support agreement entered into prior to, and in contemplation of, the Refinancing Transactions and (iv) the termination of the management services agreements between the Company and the Co-Issuers. If the Co-Issuer Notes are accelerated or otherwise become due and payable as a result of an event of default, certain additional premium amounts may become due and payable in addition to unpaid principal and interest at the time of acceleration. In addition, the holders of the Co-Issuer Notes have the right, under certain circumstances specified in the Co-Issuer Notes Indenture, to exchange their Co-Issuer Notes for Peabody Notes.
Peabody Notes
The terms of the Peabody Notes are governed by an indenture, as amended and restated as of February 3, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (the Peabody Notes Indenture).
The Peabody Notes mature on December 31, 2024. The Company paid aggregate debt issuance costs of $5.7 million, which are being amortized over the terms of the notes. The Peabody Notes bear interest at an annual rate of 8.500%, consisting of 6.000% per annum in cash and an additional 2.500% per annum to be paid-in-kind through an increase of the principal amount of the outstanding Peabody Notes, which is payable on June 30 and December 31 of each year, commencing on June 30, 2021. During the three months ended March 31, 2021, the Company recorded interest expense of $3.1 million related to the Peabody Notes, which included approximately $0.8 million of in-kind interest.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a requirement of the Exchange Offer, during the three months ended March 31, 2021, the Company purchased $22.4 million of the Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest. In connection with the purchases, the Company recognized a net gain of $3.5 million to “Gain on early debt extinguishment.” The notes were subsequently canceled.
The Peabody Notes Indenture contains customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of its assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company.
The Peabody Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the Peabody Guarantors (as defined below) on the Peabody Collateral (as defined below). The obligations are secured on a pari passu basis by the same collateral that secures the 6.375% senior secured notes due 2025 (the 2025 Notes), the Credit Agreement and the Company LC Agreement described below.
Co-Issuer Term Loans
The Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.00% per annum. The Company paid aggregate debt issuance costs of $7.1 million, that are being amortized over its term. During the three months ended March 31, 2021, the Company recorded interest expense of $3.7 million related to the Co-Issuer Term Loans.
The Co-Issuer Term Loan Agreement contains customary covenants that, among other things, limit the Co-Issuers’ and their subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Co-Issuers. The Co-Issuer Term Loan Agreement is guaranteed and secured to the same extent as the Co-Issuer Notes as described above. In addition, the Co-Issuer Term Loan Agreement contains events of default substantially similar to those described above for the Co-Issuer Notes Indenture.
Company LC Agreement
On the Settlement Date, the Company entered into the Company LC Agreement with the revolving lenders party to the Credit Agreement, pursuant to which the Company obtained a $324.0 million letter of credit facility under which its existing letters under the Credit Agreement were deemed to be issued. The Company paid aggregate debt issuance costs of $4.1 million. The commitments under the Company LC Agreement mature on December 31, 2024. Undrawn letters of credit under the Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee. During the three months ended March 31, 2021, the Company recorded interest expense and fees of $4.1 million related to the Company LC Agreement.
In connection with the Revolver Transactions, the Company amended its Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement and the first lien net leverage ratio covenant was eliminated. The Company LC Agreement requires that the Company’s restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers, its subsidiaries and other unrestricted subsidiaries will be excluded from the calculation.
The Company LC Agreement is guaranteed and secured to the same extent of the Peabody Notes as described above. In addition, the Company LC Agreement contains events of default substantially similar to those described above for the Peabody Notes.
Under the Company LC Agreement, the Company is permitted to effectuate open market debt repurchases, subject to certain limitations, including, but not limited to: (i) the Company’s unrestricted subsidiaries’ liquidity must be greater than or equal to $200.0 million after giving effect to such repurchases and (ii) for every $4 of principal repurchased in any fiscal quarter, the Company must make an offer on a pro rata basis to purchase $1 of principal amount of debt from holders of the Peabody Notes and Company LC Agreement within 30 days of the end of such fiscal quarter at a price equal to the weighted average repurchase price paid over that quarter.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.375% Senior Secured Notes
On February 15, 2017, the Company entered into the Existing Indenture with Wilmington Trust, National Association, as trustee, relating to its issuance of $500.0 million aggregate principal amount of the 2025 Notes. The 2025 Notes were issued on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933.
The 2025 Notes were issued at par value. The Company paid aggregate debt issuance costs of $25.1 million related to the offering, which are being amortized over the term of the 2025 Notes. Interest payments on the 2025 Notes are scheduled to occur each year on March 31 and September 30 until maturity. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $9.2 million and $9.1 million, respectively, related to the 2025 Notes.
On August 9, 2018, the Company executed an amendment to the Existing Indenture following the solicitation of consents from the requisite majority of holders of the 2025 Notes. The amendment permits a category of restricted payments at any time not to exceed the sum of $650.0 million, plus an additional $150.0 million per calendar year, commencing with calendar year 2019, with unused amounts in any calendar year carrying forward to and available for restricted payments in any subsequent calendar year. The Company paid consent fees to 2025 Note holders which amounted to $14.9 million. Such consent fees were capitalized as additional debt issuance costs to be amortized over the term of the 2025 Notes.
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
The 2025 Notes rank senior in right of payment to any subordinated Indebtedness and equally in right of payment with any senior Indebtedness to the extent of the collateral securing that Indebtedness. The 2025 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of the Company’s domestic restricted subsidiaries (the Peabody Guarantors) and secured by (a) first priority liens over (1) substantially all of the assets of the Company and the Peabody Guarantors, except for certain excluded assets, (2) 100% of the capital stock of each domestic restricted subsidiary of the Company, (3) 100% of the capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company and (4) all intercompany debt owed to the Company or any Peabody Guarantor, in each case, subject to certain exceptions (the Peabody Collateral), and (b) second priority liens over the Wilpinjong Collateral. The 2025 Notes are secured on a pari passu basis by the same collateral securing the Credit Agreement, and the other priority lien debt of the Company, including the Peabody Notes and the Company LC Agreement described above.
Credit Agreement
The Company originally entered into the Credit Agreement during 2017, which provided for a $950.0 million senior secured term loan (the Senior Secured Term Loan) due in 2022. Proceeds from the Senior Secured Term Loan were received net of an original issue discount and deferred financing costs of $37.3 million that are being amortized over its term. The Credit Agreement has been amended periodically over its term to add a revolving loan facility, to increase the capacity and extend the maturity date of the revolving loan facility, to extend the maturity date of the Senior Secured Term Loan to 2025 and to make various changes to terms such as those related to interest, fees and payment restrictions. In connection with certain of the amendments, the Company voluntarily prepaid $46.0 million of Senior Secured Term Loan principal and incurred $10.4 million of deferred financing costs related to the revolving loan facility. The Company also voluntarily repaid an additional $500.0 million of Senior Secured Term Loan principal in various installments.
At March 31, 2021 the Senior Secured Term Loan had a balance of $387.3 million. The Senior Secured Term Loan requires quarterly principal payments of $1.0 million and periodic interest payments through December 2024 with the remaining balance due in March 2025. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $3.3 million and $4.9 million, respectively, related to the Senior Secured Term Loan, which bore interest at LIBOR plus 2.75% per annum as of March 31, 2021.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement. Further, all covenants specific to the former revolving credit facility under the Credit Agreement were eliminated in connection with the Refinancing Transactions and were not applicable at March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense and fees of $1.4 million and $1.7 million, respectively, related to the revolving loan facility.
The Credit Agreement contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur liens, incur debt, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates and make certain restricted payments, such as cash dividends and share repurchases. Obligations under the Credit Agreement are guaranteed by the Peabody Guarantors and are secured by first priority liens on the Peabody Collateral and second priority liens on the Wilpinjong Collateral. The obligations are secured on a pari passu basis by the same collateral securing the 2025 Notes and the other priority lien debt of the Company, including the Peabody Notes and the Company LC Agreement described above.
The Company was compliant with all covenants under its debt agreements at March 31, 2021.
Finance Lease Obligations
Refer to Note 9. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
(12) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit (credit) costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension benefit included the following components:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Interest cost on projected benefit obligation	$5.1	$7.0
Expected return on plan assets	(5.7)	(7.4)
Net periodic pension benefit	$(0.6)	$(0.4)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2021, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by the Employee Retirement Income Security Act of 1974 and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015 and the American Rescue Plan Act of 2021. The Company is not required to make any contributions to its qualified pension plans in 2021 based on minimum funding requirements and does not expect to make any discretionary contributions in 2021.
Net periodic postretirement benefit (benefit) cost included the following components:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Service cost for benefits earned	$0.2	$1.1
Interest cost on accumulated postretirement benefit obligation	2.9	5.5
Expected return on plan assets	(0.2)	(0.4)
Amortization of prior service credit	(11.0)	(2.2)
Net periodic postretirement benefit (benefit) cost	$(8.1)	$4.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2020, the Company announced changes to its postretirement health care benefit plans for non-represented employees and retirees which reduced its accumulated postretirement benefit obligation, as further described in Note 15. “Postretirement Health Care and Life Insurance Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income” and is being amortized to earnings.
The Company has established two Voluntary Employees Beneficiary Association (VEBA) trusts to pre-fund a portion of benefits for non-represented and represented retirees. The Company does not expect to make any discretionary contributions to either of the VEBA trusts in 2021 and plans to utilize VEBA assets to make benefit payments.
(13) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the three months ended March 31, 2021:

	Foreign Currency Translation Adjustment	Prior Service Credit Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2020	$1.8	$204.0	$205.8
Reclassification from other comprehensive income to earnings	—	(11.0)	(11.0)
Current period change	(0.2)	—	(0.2)
March 31, 2021	$1.6	$193.0	$194.6
Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $11.0 million and $2.2 million during the three months ended March 31, 2021 and 2020, respectively, are included in “Net periodic benefit (credit) costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
(14) Other Events
Cost Repositioning Program
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. Costs associated with restructuring actions can include the impact of early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Costs associated with restructuring activities are recognized in the period incurred. Such charges included as “Restructuring charges” in the Company's unaudited condensed consolidated statements of operations amounted to $2.1 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively, and were associated with both involuntary and voluntary workforce reductions.
The Shoal Creek Mine remains idled as the Company continues activities to increase productivity, lower costs and improve yields from the operation in the future. The restart of mine production and coal shipments is contingent upon successful completion of these initiatives and stable customer demand. Included in the initiatives is a preparation plant upgrade project, which is anticipated to be commissioned by the middle of the third quarter of 2021. Additionally, the Shoal Creek labor contract expired on April 1, 2021 and negotiations with the workforce are ongoing.
While discussions are ongoing with customers and workforce, the Metropolitan Mine full workforce returned to the mine in early May. Development work at the mine has been ongoing through the idle period and longwall production is anticipated to restart in the second quarter of 2021, with ramp up to full production in the third quarter of 2021.
(15) Earnings per Share (EPS)
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
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 1.3 million and 3.0 million for the three months ended March 31, 2021 and 2020, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(77.7)	$(129.3)
Less: Net income (loss) attributable to noncontrolling interests	0.4	(1.8)
Loss from continuing operations attributable to common stockholders	(78.1)	(127.5)
Loss from discontinued operations, net of income taxes	(2.0)	(2.2)
Net loss attributable to common stockholders	$(80.1)	$(129.7)

EPS denominator:
Weighted average shares outstanding — basic and diluted	98.4	97.2

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.79)	$(1.31)
Loss from discontinued operations	(0.02)	(0.02)
Net loss attributable to common stockholders	$(0.81)	$(1.33)
(16) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2021, such instruments included $1,570.8 million of surety bonds and $423.4 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.
In connection with the Refinancing Transactions described in Note 11. “Long-term Debt,” at the Settlement Date, all letters of credit issued under the Company’s former revolving credit facility were deemed issued under the Company LC Agreement in support of the same obligations.
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. At March 31, 2021, the Company’s asset retirement obligations of $735.9 million were supported by surety bonds of $1,394.5 million, as well as letters of credit issued under the Company’s receivables securitization program and the Company LC Agreement. Letters of credit issued at March 31, 2021 which served as collateral for surety bonds in support of asset retirement obligations amounted to $297.7 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable Securitization
The Company is party to an accounts receivable securitization agreement (Securitization Program) which expires in April 2022 and provides up to $250.0 million in funding, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations. The borrowings under the Securitization Program bear interest at LIBOR plus 1.5% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables, by continuing to contribute trade receivables, unless an event of default occurs. The Securitization Program is subject to customary events of default.
Under the terms of the Securitization Program, the Company contributes the trade receivables of its participating subsidiaries on a revolving basis to a wholly-owned, bankruptcy-remote subsidiary, which then sells the receivables to unaffiliated banks. The Securitization Program does not receive off-balance sheet accounting treatment due to the Company’s ability to repurchase the receivables in certain circumstances.
At March 31, 2021, the Company had no outstanding borrowings and $120.8 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for property and casualty insurance. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $0.8 million at March 31, 2021. The Company had $43.5 million of collateral posted under the Securitization Program at March 31, 2021 and none at December 31, 2020. The Company incurred interest and fees associated with the Securitization Program of $0.7 million during the three months ended March 31, 2021 and 2020, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Cash Collateral Arrangements and Restricted Cash
From time to time, the Company is required to remit cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding employee related matters and the mining, reclamation and shipping of its production. At March 31, 2021, the Company had $43.5 million of cash collateral and restricted cash requirements due to outstanding letters of credit temporarily exceeding the balance of eligible receivables at quarter-end. The Company had no such requirements at December 31, 2020.
Other
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
(17) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2021, purchase commitments for capital expenditures were $46.0 million, all of which is obligated within the next four years, with $38.4 million obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 24. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System brought a lawsuit, styled In Re Peabody Energy Corporation Securities Litigation No. 1:20-cv-08024 (PKC), against the Company and certain of its officers in the U.S. District Court for the Southern District of New York (the Court) on behalf of a putative class of shareholders (Plaintiffs) who held Company stock between April 3, 2017 and October 28, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Securities Class Action). Plaintiffs allege that the defendants made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and the events leading up to a fire at the mine, and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. The Company believes the lawsuit lacks merit and intends to vigorously defend against the allegations. On January 12, 2021, the Court appointed the Oregon Public Employees Retirement Fund as lead plaintiff. On January 25, 2021, the Court entered a scheduling order for this matter. Plaintiffs filed their amended complaint on March 19, 2021. The defendants filed a pre-motion letter on April 30, 2021 and the Plaintiffs’ response letter is due May 6, 2021. The defendants must file their motion to dismiss by June 7, 2021. Additional briefings at this phase of litigation should be completed by the end of August 2021.
Derivative Actions. On December 22, 2020, a plaintiff (Phelps) , putatively on behalf of the Company, brought a shareholder derivative lawsuit, styled Phelps v. Samantha Algaze, et al., Case No. 1:20-cv-01747-UNA (D. Del. filed Dec. 22, 2020), in the United States District Court for the District of Delaware against certain directors and a former officer of the Company, as defendants. The Company was also named as a nominal defendant. The plaintiff did not make a demand on the Company’s board before instituting the lawsuit and alleges such demand would have been futile. In the complaint, the plaintiff alleges that the defendants failed to disclose adverse facts relating to the safety practices at the Company’s North Goonyella Mine, thereby leading to a September 28, 2018 fire, and allegedly failed to disclose adverse facts pertaining to the feasibility of reopening the mine. The derivative complaint alleges (i) contribution against certain current and former officers for securities fraud based on the Securities Class Action, and against all defendants, (ii) breach of fiduciary duties, (iii) waste of corporate assets for causing the Company to incur legal liability and (iv) unjust enrichment.
On February 10, 2021, a second plaintiff (Di Fusco), putatively on behalf of the Company, filed a similar shareholder derivative lawsuit, styled Di Fusco v. Glenn Kellow, et al., Case No. 1:21-cv-00183-UNA (D. Del. filed Feb. 10, 2021), in the United States District Court for the District of Delaware against the directors, two current officers and a former officer of the Company, as defendants. The Company was named as a nominal defendant. This suit makes claims similar to those made in the Phelps matter, but asserts a claim for alleged misstatements in a proxy statement under Section 14(a) of the Securities and Exchange Act of 1934. In late March 2021, the parties filed a stipulation agreeing to consolidate and stay both derivative actions for judicial efficiency and cost until the United States District Court for the District of Delaware ruled on the motion to dismiss in the Securities Class Action. The Company also believes that the derivative actions lack merit and intended to vigorously defend against the allegations.
Litigation Relating to Continuing Operations
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Adjusted EBITDA is a non-GAAP financial measure defined as loss from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance and lenders to measure the Company’s ability to incur and service debt. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Reportable segment results were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$176.4	$201.1
Seaborne Metallurgical Mining	87.5	193.2
Powder River Basin Mining	228.4	266.6
Other U.S. Thermal Mining	149.3	192.3
Corporate and Other	9.7	(7.0)
Total	$651.3	$846.2

Adjusted EBITDA:
Seaborne Thermal Mining	$28.5	$55.1
Seaborne Metallurgical Mining	(22.4)	(32.7)
Powder River Basin Mining	30.1	25.4
Other U.S. Thermal Mining	36.2	38.5
Corporate and Other	(11.3)	(49.5)
Total	$61.1	$36.8
A reconciliation of consolidated loss from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(77.7)	$(129.3)
Depreciation, depletion and amortization	68.3	106.0
Asset retirement obligation expenses	15.9	17.6
Restructuring charges	2.1	6.5
Transaction costs related to joint ventures	—	4.2
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(1.5)	(0.7)
Interest expense	52.4	33.1
Gain on early debt extinguishment	(3.5)	—
Interest income	(1.5)	(3.1)
Unrealized losses on economic hedges	1.9	2.2
Unrealized losses (gains) on non-coal trading derivative contracts	7.6	(0.1)
Take-or-pay contract-based intangible recognition	(1.1)	(2.6)
Income tax (benefit) provision	(1.8)	3.0
Adjusted EBITDA	$61.1	$36.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “Peabody” or “the Company” refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to the Company’s continuing operations.
When used in this filing, the term “ton” refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while “tonne” refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of Peabody’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or Peabody’s future financial performance, including, without limitation, the section captioned “Outlook” in this Item 2. The Company uses words such as “anticipate,” “believe,” “expect,” “may,” “forecast,” “project,” “should,” “estimate,” “plan,” “outlook,” “target,” “likely,” “will,” “to be” or other similar words to identify forward-looking statements.
Without limiting the foregoing, all statements relating to Peabody’s future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that Peabody believes are reasonable, but are subject to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond the Company’s control. Factors that could affect its results or an investment in its securities include, but are not limited to:
•the Company’s profitability depends upon the prices it receives for its coal;
•if a substantial number of the Company’s long-term coal supply agreements, including those with its largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, its revenues and operating profits could suffer if the Company is unable to find alternate buyers willing to purchase its coal on comparable terms to those in its contracts;
•risks inherent to mining could increase the cost of operating the Company’s business, and events and conditions that could occur during the course of its mining operations could have a material adverse impact on the Company;
•the Company’s take-or-pay arrangements could unfavorably affect its profitability;
•the Company may not recover its investments in its mining, exploration and other assets, which may require the Company to recognize impairment charges related to those assets;
•the Company could be negatively affected if it fails to maintain satisfactory labor relations;
•the Company could be adversely affected if it fails to appropriately provide financial assurances for its obligations;
•the Company’s mining operations are extensively regulated, which imposes significant costs on it, and future regulations and developments could increase those costs or limit its ability to produce coal;
•the Company’s operations may impact the environment or cause exposure to hazardous substances, and its properties may have environmental contamination, which could result in material liabilities to the Company;
•the Company may be unable to obtain, renew or maintain permits necessary for its operations, or the Company may be unable to obtain, renew or maintain such permits without conditions on the manner in which it runs its operations, which would reduce its production, cash flows and profitability;
•concerns about the impacts of coal combustion on global climate are increasingly leading to consequences that have affected and could continue to affect demand for the Company’s products or its securities and its ability to produce, including increased governmental regulation of coal combustion and unfavorable investment decisions by electricity generators;
•numerous activist groups are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, domestically and internationally, thereby further reducing the demand and pricing for coal, and potentially materially and adversely impacting the Company’s future financial results, liquidity and growth prospects;
•the Company’s trading and hedging activities do not cover certain risks and may expose it to earnings volatility and other risks;
•if the assumptions underlying the Company’s asset retirement obligations for reclamation and mine closures are materially inaccurate, its costs could be significantly greater than anticipated;

•the Company’s future success depends upon its ability to continue acquiring and developing coal reserves that are economically recoverable;
•the Company faces numerous uncertainties in estimating its economically recoverable coal reserves and inaccuracies in its estimates could result in lower than expected revenues, higher than expected costs and decreased profitability;
•joint ventures, partnerships or non-managed operations may not be successful and may not comply with the Company’s operating standards;
•the Company may undertake further repositioning plans that would require additional charges;
•the Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by the coronavirus (COVID-19) pandemic and the related effects on public health;
•the Company’s expenditures for postretirement benefit obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect;
•the Company is subject to various general operating risks which may be fully or partially outside of its control;
•the Company’s financial performance could be adversely affected by its funded indebtedness (Indebtedness);
•despite the Company’s Indebtedness, it may still be able to incur more debt, which could further increase the risks associated with its Indebtedness;
•the terms of the indentures governing the Company’s senior secured notes and the agreements and instruments governing its other Indebtedness and surety bonding obligations impose restrictions that may limit its operating and financial flexibility;
•the number and quantity of viable financing and insurance alternatives available to the Company may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around its efforts with respect to environmental and social matters and related governance considerations could harm the perception of the Company by a significant number of investors or result in the exclusion of its securities from consideration by those investors;
•the price of Peabody’s securities may be volatile and could fall below the minimum allowed by New York Stock Exchange listing requirements;
•Peabody’s common stock is subject to dilution and may be subject to further dilution in the future;
•there may be circumstances in which the interests of a significant stockholder could be in conflict with other stakeholders’ interests;
•the payment of dividends on Peabody’s stock or repurchase of its stock is dependent on a number of factors, and future payments and repurchases cannot be assured;
•the Company may not be able to fully utilize its deferred tax assets;
•acquisitions and divestitures are a potentially important part of the Company’s long-term strategy, subject to its investment criteria, and involve a number of risks, any of which could cause the Company not to realize the anticipated benefits;
•Peabody’s certificate of incorporation and by-laws include provisions that may discourage a takeover attempt;
•diversity in interpretation and application of accounting literature in the mining industry may impact the Company’s reported financial results; and
•other risks and factors detailed in this report, including, but not limited to, those discussed in “Legal Proceedings,” set forth in Part II, Item 1 and in “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.

Overview
Peabody is a leading coal producer. In 2020, the Company produced and sold 128.8 million and 132.6 million tons of coal, respectively, from continuing operations. At March 31, 2021, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Refer to Note 18. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of its Corporate and Other segment.
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. As further described in the “Results of Operations” section contained within this Item 2, the Company incurred restructuring charges of $2.1 million and $6.5 million during the three months ended March 31, 2021 and 2020, respectively, related to workforce reductions made across the organization through the use of both involuntary and voluntary reductions.
The Shoal Creek Mine remains idled as the Company continues activities to increase productivity, lower costs and improve yields from the operation in the future. The restart of mine production and coal shipments is contingent upon successful completion of these initiatives and stable customer demand. Included in the initiatives is a preparation plant upgrade project, which is anticipated to be commissioned by the middle of the third quarter of 2021. Additionally, the Shoal Creek labor contract expired on April 1, 2021 and negotiations with the workforce are ongoing.
While discussions are ongoing with customers and workforce, the Metropolitan Mine full workforce returned to the mine in early May. Development work at the mine has been ongoing through the idle period and longwall production is anticipated to restart in the second quarter of 2021, with ramp up to full production in the third quarter of 2021.
Results of Operations
Non-GAAP Financial Measures
The following discussion of the Company’s results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of its segments’ operating performance.
Also included in the following discussion of the Company’s results of operations are references to Revenues per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each mining segment. These metrics are used by management to measure each of its mining segments’ operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the mining segment level. The Company considers all measures reported on a per ton basis to be operating/statistical measures; however, the Company includes reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Reporting Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 2.
In its discussion of liquidity and capital resources, the Company includes references to Free Cash Flow which is also a non-GAAP measure. Free Cash Flow is used by management as a measure of its financial performance and its ability to generate excess cash flow from its business operations.
The Company believes non-GAAP performance measures are used by investors to measure its operating performance and lenders to measure its ability to incur and service debt. These measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Refer to the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 2 for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2021 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2021 due to quality differentials and the majority of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2021 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	March 31, 2021
Premium HCC (1)	$158.70	$99.50	$127.57	$112.80
Premium PCI coal (1)	110.50	91.50	103.22	110.50
Newcastle index thermal coal (1)	103.95	80.78	88.50	100.59
API 5 thermal coal (1)	59.32	50.75	54.65	56.00
PRB 8,800 Btu/Lb coal (2)	11.95	11.85	11.91	11.95
Illinois Basin 11,500 Btu/Lb coal (2)	32.00	29.75	30.96	32.00
(1)    Prices expressed per tonne.
(2)    Prices expressed per ton.
Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread of COVID-19. The global coal industry data for the three months ended March 31, 2021 presented herein may not be indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration, and the potential for continued weak demand for the Company’s products.
Within the seaborne metallurgical coal market, the imbalance between Australian export and Chinese delivered prices remains wide, with the delivered price into China trading at roughly double those seen free on board Australia as the unofficial ban on Australian coals remains in place. In addition, increased COVID-19 concerns in India are further weighing on Australian hard coking coal pricing. These factors continue to pressure the seaborne metallurgical coal market despite global steel production increasing 5% year-over-year.
In contrast, the spread between Australian hard coking coal pricing and low-vol PCI has recently narrowed to near parity. Tight low-vol PCI supply, coupled with China paying a premium for Russian coals, have contributed to rising low-vol PCI prices.
Within the seaborne thermal coal market, tight supplies and low inventory levels have kept Newcastle thermal coal pricing at improved levels year-to-date. China’s domestic thermal coal supply remains hampered by heightened safety inspections. In addition, India’s thermal coal stockpiles have been falling gradually since mid-December as government-owned plants have reduced intake and there has been a delay in typical restocking ahead of the monsoon season in June. As of the end of March 2021, India’s plant inventory levels were estimated at approximately 15 days burn versus 28 days a year ago.

In the United States, overall electricity demand increased 2% year-over-year, positively impacted by cold weather during the three months ended March 31, 2021. Electricity generation from thermal coal has increased by 37% year-over-year as a result of higher natural gas prices. This has positively impacted coal’s share of electricity generation, with a rise to approximately 24% for the three months ended March 31, 2021, while causing natural gas’s share to decline to approximately 34%. Stronger coal use has contributed to decreasing coal stockpile levels. Since December 2020, coal inventories have fallen by approximately 20 million tons. Through the three months ended March 31, 2021, utility consumption of PRB coal rose approximately 35% compared to the prior year period.
The Company’s revenues for the three months ended March 31, 2021 decreased compared to the same periods in 2020 ($194.9 million) primarily due to lower sales volumes and lower realized prices.
Results from continuing operations, net of income taxes for the three months ended March 31, 2021 increased compared to the same period in the prior year ($51.6 million) as the result of lower operating costs and expenses due largely to the sales volume decline as well as production efficiencies and other cost improvements ($196.9 million) and lower depreciation, depletion and amortization ($37.7 million). These favorable variances were offset by the unfavorable revenue variance described above and increased interest expense ($19.3 million) primarily resulting from fees related to new debt arrangements entered into during the three months ended March 31, 2021.
Adjusted EBITDA for the three months ended March 31, 2021 reflected a year-over-year increase of $24.3 million.
As of March 31, 2021, the Company’s available liquidity was approximately $604 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting the Company’s available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Decrease
	March 31,		to Volumes
	2021	2020	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	4.1	4.6	(0.5)	(11)%
Seaborne Metallurgical Mining	1.0	2.0	(1.0)	(50)%
Powder River Basin Mining	20.7	23.5	(2.8)	(12)%
Other U.S. Thermal Mining	3.9	4.9	(1.0)	(20)%
Total tons sold from mining segments	29.7	35.0	(5.3)	(15)%
Corporate and Other	0.5	0.6	(0.1)	(17)%
Total tons sold	30.2	35.6	(5.4)	(15)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended		(Decrease)
	March 31,		Increase
	2021	2020	$	%
Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$43.36	$44.10	$(0.74)	(2)%
Seaborne Metallurgical	87.47	95.65	(8.18)	(9)%
Powder River Basin	11.01	11.36	(0.35)	(3)%
Other U.S. Thermal	38.76	39.25	(0.49)	(1)%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$36.36	$32.03	$4.33	14%
Seaborne Metallurgical	109.89	111.82	(1.93)	(2)%
Powder River Basin	9.56	10.28	(0.72)	(7)%
Other U.S. Thermal	29.37	31.39	(2.02)	(6)%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$7.00	$12.07	$(5.07)	(42)%
Seaborne Metallurgical	(22.42)	(16.17)	(6.25)	(39)%
Powder River Basin	1.45	1.08	0.37	34%
Other U.S. Thermal	9.39	7.86	1.53	19%
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
Revenues
The following table presents revenues by reporting segment:

	Three Months Ended		(Decrease) Increase
	March 31,		to Revenues
	2021	2020	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$176.4	$201.1	$(24.7)	(12)%
Seaborne Metallurgical Mining	87.5	193.2	(105.7)	(55)%
Powder River Basin Mining	228.4	266.6	(38.2)	(14)%
Other U.S. Thermal Mining	149.3	192.3	(43.0)	(22)%
Corporate and Other	9.7	(7.0)	16.7	239%
Revenues	$651.3	$846.2	$(194.9)	(23)%
Seaborne Thermal Mining. Segment revenues decreased during the three months ended March 31, 2021 compared to the same period in the prior year due to unfavorable volume and mix variances ($18.6 million) and unfavorable realized coal pricing ($6.1 million).
Seaborne Metallurgical Mining. Segment revenues decreased during the three months ended March 31, 2021 compared to the same period in the prior year due to unfavorable volume and mix variances ($101.3 million) and unfavorable realized coal pricing ($4.4 million). The unfavorable volume variances resulted from the idling of the Shoal Creek and Metropolitan Mines during the fourth quarter of 2020, lower demand and the closure of the Millennium Mine during the second quarter of 2020.

Powder River Basin Mining. Segment revenues decreased during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to lower demand ($31.6 million) and unfavorable realized coal pricing ($6.6 million).
Other U.S. Thermal Mining. Segment revenues decreased during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to lower demand.
Corporate and Other. Segment revenues increased during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to higher results from trading activities.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended		(Decrease) Increase
	March 31,		to Segment Adjusted EBITDA
	2021	2020	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$28.5	$55.1	$(26.6)	(48)%
Seaborne Metallurgical Mining	(22.4)	(32.7)	10.3	31%
Powder River Basin Mining	30.1	25.4	4.7	19%
Other U.S. Thermal Mining	36.2	38.5	(2.3)	(6)%
Corporate and Other	(11.3)	(49.5)	38.2	77%
Adjusted EBITDA (1)	$61.1	$36.8	$24.3	66%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2021 compared to the same period in the prior year as a result of unfavorable foreign currency impacts ($16.5 million), unfavorable volume variances ($14.6 million) and lower realized net coal pricing ($5.6 million). The decrease was partially offset by various cost improvements ($7.5 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2021 compared to the same period in the prior year due to cost improvements at certain mines ($18.6 million) and lower costs for materials, services, repairs and labor ($21.2 million) as a result of the idling of the Metropolitan Mine during the fourth quarter of 2020 and the closure of the Millennium Mine during the second quarter of 2020. The increase was offset by unfavorable foreign currency impacts ($28.2 million).
Powder River Basin Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2021 compared to the same period in the prior year due to lower costs for materials, services, repairs and labor ($7.4 million) and favorable mine sequencing impacts ($3.8 million). The increase was partially offset by the impact of lower volumes ($4.9 million) and lower realized net coal pricing ($3.8 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2021 compared to the same period in the prior year due to unfavorable volume and mix variances ($21.5 million), offset by lower costs for materials, services, repairs and labor ($21.3 million).

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended		Increase (Decrease)
	March 31,		to Adjusted EBITDA
	2021	2020	$	%
	(Dollars in millions)
Middlemount (1)	$(2.3)	$(9.7)	$7.4	76%
Resource management activities (2)	0.4	8.0	(7.6)	(95)%
Selling and administrative expenses	(21.7)	(24.9)	3.2	13%
Other items, net (3)	12.3	(22.9)	35.2	154%
Corporate and Other Adjusted EBITDA	$(11.3)	$(49.5)	$38.2	77%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $11.7 million and $4.4 million during the three months ended March 31, 2021 and 2020, respectively.
(2)Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the North Goonyella Mine and expenses related to the Company’s other commercial activities.
The increase in Corporate and Other Adjusted EBITDA during the three months ended March 31, 2021 compared to the same period in the prior year was primarily driven by favorable trading results ($12.1 million); lower postretirement healthcare costs ($11.3 million) primarily due to changes made to one of the Company’s postretirement health care benefit plans during the third quarter of 2020; a favorable variance in Middlemount’s results due to the combined impact of improved production and cost improvements; lower containment and holding costs for the Company’s North Goonyella Mine ($6.1 million); and favorable corporate hedging results ($5.7 million). These favorable results were partially offset by resource management gains recorded in the prior year period ($7.5 million).

Loss From Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2021	2020	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$61.1	$36.8	$24.3	66%
Depreciation, depletion and amortization	(68.3)	(106.0)	37.7	36%
Asset retirement obligation expenses	(15.9)	(17.6)	1.7	10%
Restructuring charges	(2.1)	(6.5)	4.4	68%
Transaction costs related to joint ventures	—	(4.2)	4.2	100%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	1.5	0.7	0.8	114%
Interest expense	(52.4)	(33.1)	(19.3)	(58)%
Gain on early debt extinguishment	3.5	—	3.5	n.m.
Interest income	1.5	3.1	(1.6)	(52)%
Unrealized losses on economic hedges	(1.9)	(2.2)	0.3	14%
Unrealized (losses) gains on non-coal trading derivative contracts	(7.6)	0.1	(7.7)	(7,700)%
Take-or-pay contract-based intangible recognition	1.1	2.6	(1.5)	(58)%
Income tax benefit (provision)	1.8	(3.0)	4.8	160%
Loss from continuing operations, net of income taxes	$(77.7)	$(129.3)	$51.6	40%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2021	2020	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(21.1)	$(22.2)	$1.1	5%
Seaborne Metallurgical Mining	(16.5)	(24.8)	8.3	33%
Powder River Basin Mining	(9.6)	(35.2)	25.6	73%
Other U.S. Thermal Mining	(17.2)	(21.4)	4.2	20%
Corporate and Other	(3.9)	(2.4)	(1.5)	(63)%
Total	$(68.3)	$(106.0)	$37.7	36%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its mining segments:

	Three Months Ended
	March 31,
	2021	2020
Seaborne Thermal Mining	$1.87	$1.90
Seaborne Metallurgical Mining	1.00	2.68
Powder River Basin Mining	0.23	0.79
Other U.S. Thermal Mining	1.12	1.06

Depreciation, depletion and amortization expense decreased during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to the impact of the asset impairment recorded at the North Antelope Rochelle Mine during the second quarter of 2020 ($25.2 million) and decreased depletion driven by lower sales volumes ($6.6 million). The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the three months ended March 31, 2021 compared to the same period in the prior year reflects the volume and mix variances which impacted the Company’s revenues as described above. The decrease in the weighted-average depletion rate per ton for the Powder River Basin Mining segment during the three months ended March 31, 2021 compared to the same period in the prior year reflects the asset impairment recorded during the second quarter of 2020.
Restructuring Charges. Restructuring charges decreased during the three months ended March 31, 2021 compared to the same period in the prior year as the result of workforce reductions made across the organization during the prior year through the use of involuntary and voluntary reductions, as discussed in Note 14. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Transaction Costs Related to Joint Ventures. The charges recorded during the prior year period related to the proposed PRB Colorado joint venture with Arch Resources, Inc. which was terminated during the third quarter of 2020.
Interest Expense. Interest expense increased during the three months ended March 31, 2021 compared to the same period in the prior year as the result of a series of refinancing transactions completed by the Company during the first quarter of 2021, which included a senior notes exchange, a revolving credit facility exchange and various amendments to the Company’s existing debt agreements as further discussed in Note 11. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Gain on Early Debt Extinguishment. The gain recognized during the three months ended March 31, 2021 related to the senior notes exchange completed during the first quarter of 2021 as further discussed in Note 11. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Unrealized (Losses) Gains on Non-Coal Trading Derivative Contracts. Unrealized (losses) gains primarily relate to mark-to-market activity from economic hedge activities intended to hedge foreign currency option contracts. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The decrease in the income tax provision for the three months ended March 31, 2021 compared to the same period in the prior year was primarily due to differences in forecasted taxable income, partially offset by an increase in the provision related to the remeasurement of foreign income tax accounts. Refer to Note 10. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase
	March 31,		to Income
	2021	2020	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(77.7)	$(129.3)	$51.6	40%
Loss from discontinued operations, net of income taxes	(2.0)	(2.2)	0.2	9%
Net loss	(79.7)	(131.5)	51.8	39%
Less: Net income (loss) attributable to noncontrolling interests	0.4	(1.8)	2.2	122%
Net loss attributable to common stockholders	$(80.1)	$(129.7)	$49.6	38%

Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended		Increase
	March 31,		to EPS
	2021	2020	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.79)	$(1.31)	$0.52	40%
Loss from discontinued operations	(0.02)	(0.02)	—	—%
Net loss attributable to common stockholders	$(0.81)	$(1.33)	$0.52	39%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 98.4 million and 97.2 million for the three months ended March 31, 2021 and 2020, respectively.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is defined as loss from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing each of its segment’s operating performance, as displayed in the reconciliations below.

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(77.7)	$(129.3)
Depreciation, depletion and amortization	68.3	106.0
Asset retirement obligation expenses	15.9	17.6
Restructuring charges	2.1	6.5
Transaction costs related to joint ventures	—	4.2
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(1.5)	(0.7)
Interest expense	52.4	33.1
Gain on early debt extinguishment	(3.5)	—
Interest income	(1.5)	(3.1)
Unrealized losses on economic hedges	1.9	2.2
Unrealized losses (gains) on non-coal trading derivative contracts	7.6	(0.1)
Take-or-pay contract-based intangible recognition	(1.1)	(2.6)
Income tax (benefit) provision	(1.8)	3.0
Total Adjusted EBITDA	$61.1	$36.8

Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in millions)
Operating costs and expenses	$582.6	$779.5
Unrealized (losses) gains on non-coal trading derivative contracts	(7.6)	0.1
Take-or-pay contract-based intangible recognition	1.1	2.6
Net periodic benefit (credit) costs, excluding service cost	(8.7)	2.8
Total Reporting Segment Costs	$567.4	$785.0
The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in millions)
Seaborne Thermal Mining	$147.9	$146.0
Seaborne Metallurgical Mining	109.9	225.9
Powder River Basin Mining	198.3	241.2
Other U.S. Thermal Mining	113.1	153.8
Corporate and Other	(1.8)	18.1
Total Reporting Segment Costs	$567.4	$785.0
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended March 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.1	1.0	20.7	3.9

Revenues	$176.4	$87.5	$228.4	$149.3
Reporting Segment Costs	147.9	109.9	198.3	113.1
Adjusted EBITDA	$28.5	$(22.4)	$30.1	$36.2

Revenues per Ton	$43.36	$87.47	$11.01	$38.76
Costs per Ton	36.36	109.89	9.56	29.37
Adjusted EBITDA Margin per Ton	$7.00	$(22.42)	$1.45	$9.39

	Three Months Ended March 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.6	2.0	23.5	4.9

Revenues	$201.1	$193.2	$266.6	$192.3
Reporting Segment Costs	146.0	225.9	241.2	153.8
Adjusted EBITDA	$55.1	$(32.7)	$25.4	$38.5

Revenues per Ton	$44.10	$95.65	$11.36	$39.25
Costs per Ton	32.03	111.82	10.28	31.39
Adjusted EBITDA Margin per Ton	$12.07	$(16.17)	$1.08	$7.86
Free Cash Flow is defined as net cash provided by (used in) operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$71.0	$(4.7)
Net cash used in investing activities	(93.2)	(37.1)
Free Cash Flow	$(22.2)	$(41.8)
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
The Company’s estimates involve risks and uncertainties and are subject to change based on various factors as summarized in the “Cautionary Notice Regarding Forward-Looking Statements” section contained within this Item 2.
The Company’s near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in its long-term outlook. Peabody is continuing to monitor the rapidly evolving COVID-19 pandemic and any impacts related to both its near-term and long-term outlook.
Near-Term Outlook
Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread of COVID-19.
Within the seaborne metallurgical coal market, the imbalance between Australian export and Chinese delivered prices remains wide, with the delivered price into China trading at roughly double those seen free on board Australia as the unofficial ban on Australian coals remains in place. In addition, increased COVID-19 concerns in India are further weighing on Australian hard coking coal pricing. These factors continue to pressure the seaborne metallurgical coal market despite global steel production increasing 5% year-over-year.
In contrast, the spread between Australian hard coking coal pricing and low-vol PCI has recently narrowed to near parity. Tight low-vol PCI supply, coupled with China paying a premium for Russian coals, have contributed to rising low-vol PCI prices.

Within the seaborne thermal coal market, tight supplies and low inventory levels have kept Newcastle thermal coal pricing at improved levels year-to-date. China’s domestic thermal coal supply remains hampered by heightened safety inspections. In addition, India’s thermal coal stockpiles have been falling gradually since mid-December as government-owned plants have reduced intake and there has been a delay in typical restocking ahead of the monsoon season in June. As of the end of March 2021, India’s plant inventory levels were estimated at approximately 15 days burn versus 28 days a year ago.
In the United States, overall electricity demand increased 2% year-over-year, positively impacted by cold weather during the three months ended March 31, 2021. Electricity generation from thermal coal has increased by 37% year-over-year as a result of higher natural gas prices. This has positively impacted coal’s share of electricity generation, with a rise to approximately 24% for the three months ended March 31, 2021, while causing natural gas’s share to decline to approximately 34%. Stronger coal use has contributed to decreasing coal stockpile levels. Since December 2020, coal inventories have fallen by approximately 20 million tons. Through the three months ended March 31, 2021, utility consumption of PRB coal rose approximately 35% compared to the prior year period. Ultimately, U.S. thermal coal demand will be dependent on general economic conditions, weather, natural gas prices, utility inventory levels and other factors.
Long-Term Outlook
There were no significant changes to the Company’s Long-Term Outlook subsequent to December 31, 2020. Information regarding the Company’s Long-Term Outlook is outlined in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2020.
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory matters subsequent to December 31, 2020. Information regarding the Company’s regulatory matters is outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2020.
Regulatory Matters - U.S.
Clean Air Act (CAA). The CAA, enacted in 1970, and comparable state and tribal laws that regulate air emissions affect the Company’s U.S. coal mining operations both directly and indirectly.
The Clean Air Act requires the EPA to review national ambient air quality standards (NAAQS) every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone standards promulgated in 2015, including current secondary standards, and subsequently promulgated final standards to this effect. Fifteen states and other petitioners have filed a petition for review of the rule in the D.C. Circuit, State of New York v. EPA, No. 21-1028.
The EPA also proposed to retain the particulate matter (PM) standards promulgated in 2012. On December 18, 2020, the EPA issued a final rule to retain both the primary annual and 24-hour PM standards for fine particulate matter (PM2.5) and the primary 24-hour standard for coarse particulate matter (PM10) and secondary PM10 standards. This rule has also been challenged in the D.C. Circuit by several states and environmental organizations, State of California v. EPA, No. 21-2014.
More stringent PM or ozone standards would require new state implementation plans to be developed and filed with the EPA and may trigger additional control technology for mining equipment or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to the implementation for other NAAQS for nitrogen oxide and SO2 although the EPA promulgated a final rule on March 18, 2019 that retains, without revision, the existing NAAQS for SO2 of 75 ppb averaged over an hour.
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

The EPA has since proposed to repeal the CPP and in August 2018 issued a proposed rule to replace the CPP, with the Affordable Clean Energy (ACE) Rule. In June 2019, the EPA issued a combined package that finalized the CPP repeal rule as well as the replacement rule, ACE. The ACE rule sets emissions guidelines for greenhouse gas emissions from existing EGUs based on a determination that efficiency heat rate improvements constitute the Best System of Emission Reduction (BSER). The EPA’s final rule also revises certain regulations to give the states greater flexibility on the content and timing of their state plans.
Based on the EPA’s final rules repealing and replacing the CPP, petitioners in the D.C. Circuit matter seeking review of CPP, including the Company, filed a motion to dismiss, which the court granted in September 2019.
Numerous petitions for review challenging the ACE Rule were filed in the D.C. Circuit and subsequently consolidated. In January 2021, a 3-judge panel of the D.C. Circuit vacated and remanded the ACE Rule to the EPA, including its repeal of the CPP and amendments to the implementing regulations that extended the compliance timeline.
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. In 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine particle pollution in other states. In 2016, the EPA published the final CSAPR Update Rule which imposed reductions in nitrogen oxides emissions beginning in 2017 in 22 states subject to CSAPR.
In October 2020, the EPA proposed a rule to address a previous D.C. Circuit remand as well as NOx emissions in 21 states targeted by the CSAPR Update Rule. On March 15, 2021, the EPA signed a final rule which determined that 9 states do not significantly contribute to downwind nonattainment and/or maintenance issues and therefore do not need additional emission reductions. For 12 other states, however, EPA issued Federal Implementation Plans to lower state ozone season NOx budgets in 2021 to 2024, although limited emission trading can be used for compliance.
Mercury and Air Toxic Standards (MATS). The EPA published the final MATS rule in the Federal Register in 2012. The MATS rule revised the NSPS for nitrogen oxides, SO2 and PM for new and modified coal-fueled electricity generating plants, and imposed MACT emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs.
In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate HAP emissions from coal- and oil-fired power plants. This rule also finalized residual risk and technology review standards for the coal- and oil-fired EGU source category. Both actions have been challenged in the D.C. Circuit and placed in abeyance.
CWA Definition of “Waters of the United States”. In January 2020 the EPA and the Corps finalized the Navigable Waters Protection Rule to revise the definition of “Waters of the United States” and thereby establish the scope of federal regulatory authority under the CWA. A federal district judge in Colorado preliminarily enjoined the Navigable Waters Protection Rule in the State of Colorado on June 19, 2020, but the new rule took effect in all other states on June 22, 2020. The U.S. Court of Appeals for the Tenth Circuit reversed the preliminary injunction in Colorado on March 2, 2021, so the Navigable Waters Protection Rule is in effect nationwide. Litigation over the 2020 Navigable Waters Protection Rule remains pending in several federal district courts.
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
Safe Work Australia (SWA). As part of a broader review of workplace exposure standards, SWA is currently considering a proposal to reduce the time weighted average (TWA) Workplace Exposure Standard (WES) for carbon dioxide (CO2) in Australian coal mines from 12,500ppm to 5,000ppm. Currently there is a separate TWA for CO2 in coal mines however SWA proposes to remove this to align with a general industry standard. If implemented, the change has the potential to affect underground mines operating in CO2 rich coal seams, including the primary coal seam of the Company’s Metropolitan Mine. Importantly, a minimum three-year transition period applies for any change to standards.

Environment Protection and Biodiversity Conservation Amendment (Standards and Assurance) Bill 2021. On February 25, 2021 the Commonwealth Government introduced the Environment Protection and Biodiversity Conservation Amendment (Standards and Assurance) Bill 2021 into Parliament, which proposes amendments to the Environment Protection and Biodiversity Conservation Act 1999 (EPBC Act) following the release of the Final Report of the Independent Review of the Act undertaken by Professor Graeme Samuel (the Samuel Review) that made 38 recommendations for short and long-term reforms, and ultimately calls for a complete overhaul of the existing legislative framework by 2022, to be undertaken in several tranches, with a strong focus on the setting of National Environmental Standards, assurance and compliance, data availability and management, and indigenous engagement. The bill responds to some of the recommendations for immediate reform made in the Samuel Review, and seeks to: establish a framework for the making, varying, revoking and application of National Environmental Standards; apply the National Environmental Standards to bilateral agreements with States and Territories; and establish an Environment Assurance Commissioner to monitor and audit bilateral agreements and other processes under the EPBC Act.
Native Title and Cultural Heritage. On February 3, 2021 the Native Title Act 1993 was amended largely directed at improving the efficiency of the native title system for all parties. The amendments confirm the validity of most section 31 right to negotiate agreements which might be invalid because of non-execution by any of the persons comprising the registered native title claimant following the Full Federal Court's decision in McGlade v Registrar National Native Title Tribunal. Other significant amendments include that: during the right to negotiate process the parties to section 31 agreements are now required to notify the National Native Title Tribunal of the existence of any ancillary agreements; new section 47C allows historical extinguishment to be disregarded on park areas including extinguishment by public works; and new section 24MD(6B)(f) creates a new 8 month objection period for the creation of a right to mine for the purpose of an infrastructure facility associated with mining and to some compulsory acquisitions of native title.
Global Climate
In the U.S., Congress has considered legislation addressing global climate issues and greenhouse gas emissions, but to date, no such legislation has been signed into law. While it is possible that the U.S. will adopt legislation in the future, the timing and specific requirements of any such legislation are uncertain. In the absence of new U.S. federal legislation, the EPA has taken steps to regulate greenhouse gas emissions pursuant to the CAA. In response to the U.S. Supreme Court ruling in Massachusetts v. EPA, 549 U.S. 497 (2007) the EPA commenced several rulemaking projects as described under “Regulatory Matters - U.S.” In particular, in 2015, the EPA announced final rules (known as the CPP) for regulating carbon dioxide emissions from existing and new fossil fuel-fired EGUs. Twenty-seven states and governmental entities, as well as utilities, industry groups, trade associations, coal companies (including Peabody), and other entities, challenged the CPP in federal court. Implementation of the CPP was stayed by the U.S. Supreme Court pending resolution of its legal challenges. In October 2017, the EPA proposed to change its legal interpretation of section 111(d) of the CAA, the authority that the agency relied on for the original CPP. The EPA relied on the proposed reinterpretation until August 2018, when it proposed the Affordable Clean Energy Rule (the ACE Rule) to replace the CPP with a system where states would develop emissions reduction plans using BSER measures (essentially efficiency heat rate improvements), and the EPA would approve the state plans if they use EPA-approved candidate technologies. The EPA thereafter repealed the CPP and promulgated the final ACE Rule on July 8, 2019. On January 19, 2021, the D.C. Circuit Court of Appeals vacated and remanded the ACE Rule, including the repeal of the CPP and amendments to implementing regulations that extended compliance timelines.
Several changes in the NSR program have also been issued through guidance and rulemaking as described under “Regulatory Matters – U.S.” in the Company’s Annual Report on Form 10-K and herein. The NSR program provides for the pre-construction review of new, reconstructed and modified stationary sources and results in determinations concerning the emission control technology that must be installed and operated at a source. Clean Air Act standards, known as new source performance standards, generally serve as a “floor” level of control for sources subject to NSR review; the final level of control is determined through the permitting process. In certain cases, performance standards or controls regarding greenhouse gas emissions may be required through the NSR process.

At the same time, a number of states in the U.S. have adopted programs to regulate greenhouse gas emissions. For example, 10 northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont) entered into the Regional Greenhouse Gas Initiative (RGGI) in 2005, which is a mandatory cap-and-trade program to cap regional carbon dioxide emissions from power plants. Six mid-western states (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) and one Canadian province have entered into the Midwestern Regional Greenhouse Gas Reduction Accord (MGGRA) to establish voluntary regional greenhouse gas reduction targets and develop a voluntary multi-sector cap-and-trade system to help meet the targets. It has been reported that, while the MGGRA has not been formally suspended, the participating states are no longer pursuing it. Seven western states (Arizona, California, Montana, New Mexico, Oregon, Utah and Washington) and four Canadian provinces entered into the Western Climate Initiative (WCI) in 2008 to establish a voluntary regional greenhouse gas reduction goal and develop market-based strategies to achieve emissions reductions. However, in November 2011, the WCI announced that six states had withdrawn from the WCI, leaving California and four Canadian provinces as the remaining members. Of those five jurisdictions, only California and Quebec have adopted greenhouse gas cap-and-trade regulations to date and both programs have begun operating. Many of the states and provinces that left WCI, RGGI and MGGRA, along with many that continue to participate, have joined the new North America 2050 initiative, which seeks to reduce greenhouse gas emissions and create economic opportunities in ways not limited to cap-and-trade programs. Separately, California has committed through Executive Order B-55-18 and SB 100 to 100 percent “clean energy” by 2045.
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
Peabody participated in the Department of Energy’s Voluntary Reporting of Greenhouse Gases Program until its suspension in May 2011, and Peabody regularly discloses in its annual Environmental, Social and Governance Report the quantity of emissions per ton of coal produced by the Company in the U.S. The vast majority of the Company’s emissions are generated by the operation of heavy machinery to extract and transport material at its mines and fugitive emissions from the extraction of coal.
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
In January 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019. In April 2021, the U.S. announced its own Nationally Determined Contribution (NDC) with respect to the Paris Agreement. The NDC is voluntary and would aim to cut carbon dioxide output by 50% to 52% compared with 2005 levels by 2030. Recently, the U.S. has announced the goal of a completely emissions-free power grid by 2035, but has not provided specificity for a regulatory framework to achieve that goal. The Company anticipates a series of executive actions and/or orders from the current presidential administration aimed at curbing emission levels.

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
The enactment of future laws or the passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on the Company of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement. From time to time, Peabody attempts to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that Peabody make significant assumptions as to the specific provisions of such potential laws, regulations and policies which sometimes show that if implemented in the manner assumed by the analyses, the potential laws, regulations and policies could result in material adverse impacts on its operations, financial condition or cash flow. The Company does not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on its results of operations, financial condition or cash flows.
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, borrowings under its credit facilities and, from time to time, the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, and selling and administrative expenses. The Company has also used cash for dividends, share repurchases and early debt retirements.
Any future determinations to return capital to stockholders, such as dividends or share repurchases will depend on a variety of factors, including the restrictions set forth under the Company’s debt and surety agreements, its net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. The Company’s ability to early retire debt, declare dividends or repurchase shares in the future will depend on its future financial performance, which in turn depends on the successful implementation of its strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to its industry, many of which are beyond the Company’s control. The Company has presently suspended the payment of dividends and share repurchases, as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Liquidity
As of March 31, 2021, the Company’s cash balances totaled $580.2 million, including approximately $396 million held by U.S. subsidiaries and $157 million held by Australian subsidiaries, approximately $104 million of which was held by the subsidiaries that conduct the operations of its Wilpinjong Mine. The Company’s remaining balance was held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by its foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia.

The Company’s available liquidity declined from $728.7 million as of December 31, 2020 to $603.8 million as of March 31, 2021. Available liquidity, which excluded $43.5 million of restricted cash as of March 31, 2021, was comprised of the following:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Cash and cash equivalents	$580.2	$709.2
Revolving credit facility availability	22.8	0.2
Accounts receivable securitization program availability	0.8	19.3
Total liquidity	$603.8	$728.7
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
Organizational Realignment
In July and August 2020, the Company effected certain changes to its corporate structure in contemplation of a debt-for-debt exchange, which included, among other steps, the formation of certain wholly-owned subsidiaries (the Co-Issuers). In connection with the change in structure, the Company’s subsidiary which owns and operates its Wilpinjong Mine in Australia became a subsidiary of the Co-Issuers. The Co-Issuers and the Wilpinjong subsidiary were designated as unrestricted subsidiaries under the Company’s Credit Agreement and its senior notes’ indenture (the Existing Indenture). In connection with these actions, the Company contributed $100.0 million to the Co-Issuers to provide the Wilpinjong Mine with operating liquidity and address its capital needs over the next twelve months.
Surety Agreement
In November 2020, the Company entered into a surety transaction support agreement (Surety Agreement) with the providers of 99% of its surety bond portfolio (Participating Sureties) to resolve previous collateral demands made by the Participating Sureties. In accordance with the Surety Agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit.
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
Refinancing Transactions
On January 29, 2021 (the Settlement Date), the Company completed a series of transactions (collectively, the Refinancing Transactions) to, among other things, provide it with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity and financial flexibility. The Refinancing Transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange, and various amendments to its existing debt agreements, as summarized below.

Exchange Offer
On January 29, 2021, the Company settled an exchange offer (Exchange Offer) pursuant to which $398.7 million aggregate principal amount of its 6.000% Senior Secured Notes due March 2022 (2022 Notes) were validly tendered, accepted by the Company and exchanged for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 10.000% Senior Secured Notes due 2024 issued by the Co-Issuers (Co-Issuer Notes), (b) $195.1 million aggregate principal amount of new 8.500% Senior Secured Notes due 2024 issued by Peabody (Peabody Notes), and (c) a cash payment of approximately $9.4 million. In connection with the settlement of the Exchange Offer, the Company also paid early tender premiums totaling $4.0 million in cash. Refer to Note 11. “Long-term Debt” for additional information associated with the Co-Issuer Notes and the Peabody Notes.
Following the settlement of the Exchange Offer, approximately $60.3 million aggregate principal amount of the 2022 Notes remain outstanding and are governed by the Existing Indenture, as amended by the supplemental indenture described below.
As required under the Exchange Offer, the Company purchased $22.4 million Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest, during the first quarter of 2021 and recognized a related net gain of $3.5 million.
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
Revolver Transactions
In connection with the Refinancing Transactions, the Company restructured the revolving loans under the Credit Agreement by (i) making a pay down of revolving loans thereunder in the aggregate amount of $10.0 million, (ii) the Co-Issuers incurring $206.0 million of term loans under a credit agreement, dated as of the Settlement Date (Co-Issuer Term Loans, Co-Issuer Term Loan Agreement), (iii) Peabody entering into a letter of credit facility (the Company LC Agreement), and (iv) amending the Credit Agreement (collectively, the Revolver Transactions).
The Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.00% per annum.
On the Settlement Date, the Company entered into the Company LC Agreement with the revolving lenders party to the Credit Agreement, pursuant to which the Company obtained a $324.0 million letter of credit facility under which its existing letters of credit under the Credit Agreement were deemed to be issued. The commitments under the Company LC Agreement mature on December 31, 2024. Undrawn letters of credit under the Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee.
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement and the first lien net leverage ratio covenant was eliminated, effectively negating the compliance requirement at December 31, 2020 and prospectively. The Company LC Agreement requires that the Company’s restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers, its subsidiaries, and other unrestricted subsidiaries is excluded from the calculation. Liquidity calculated in this manner amounted to $475.3 million at March 31, 2021.
Other Debt Financing
The Refinancing Transactions did not significantly impact the Company’s existing senior secured term loan under the Credit Facility, or its $500.0 million of 6.375% senior secured notes due March 2025. The senior secured term loan had a balance of $387.3 million at March 31, 2021. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025. The senior secured notes require semi-annual interest payments each March 31 and September 30 until maturity.

The Company’s debt agreements impose various restrictions and limits on certain categories of payments that the Company may make, such as those for dividends, investments, and stock repurchases. The Company is also subject to customary affirmative and negative covenants. The Company was compliant with all covenants under its debt agreements at March 31, 2021.
Considering the Refinancing Transactions, the Company expects to incur approximately $200 million of interest expense, including approximately $50 million of non-cash interest expense, during the year ended December 31, 2021.
Accounts Receivable Securitization Program
As described in Note 16. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017 which currently expires in 2022. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At March 31, 2021, the Company had no outstanding borrowings and $120.8 million of letters of credit issued under the program, which were primarily in support of portions of the Company’s obligations for property and casualty insurance. The Company had $43.5 million of cash collateral posted under the Securitization Program at March 31, 2021 due to outstanding letters of credit temporarily exceeding the balance of eligible receivables at quarter-end.
Capital Requirements
For 2021, the Company is targeting capital expenditures of approximately $225 million, which includes approximately $135 million for ongoing extension projects primarily related to its Seaborne Thermal Mining segment. The Company has no substantial future payment requirements under U.S. federal coal reserve leases.
Contractual Obligations
There were no material changes to the Company’s contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the three months ended March 31, 2021 and 2020, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$71.0	$(4.7)
Net cash used in investing activities	(93.2)	(37.1)
Net cash used in financing activities	(63.3)	(7.9)
Net change in cash, cash equivalents and restricted cash	(85.5)	(49.7)
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2
Cash, cash equivalents and restricted cash at end of period	$623.7	$682.5

Net cash provided by (used in) operating activities	$71.0	$(4.7)
Net cash used in investing activities	(93.2)	(37.1)
Free Cash Flow	$(22.2)	$(41.8)

Operating Activities. The net increase in net cash (used in) provided by operating activities for the three months ended March 31, 2021 compared to the same period in the prior year was driven by a year-over-year increase in cash generated by Company’s mining operations and a favorable change in net cash flows associated with its working capital ($59.0 million).
Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2021 compared to the same period in the prior year was driven by higher capital expenditures ($19.0 million) and higher net contributions to joint ventures ($35.8 million).
Financing Activities. The increase in net cash used in financing activities for the three months ended March 31, 2021 compared to the same period in the prior year was driven by comparatively higher long-term debt repayments ($33.0 million), including $37.3 million associated with the Refinancing Transactions, and the payment of deferred financing costs associated with the Refinancing Transactions ($22.5 million).
Off-Balance-Sheet Arrangements
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2021, such instruments included $1,570.8 million of surety bonds and $423.4 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its condensed consolidated balance sheets.
As of March 31, 2021, the Company was party to financial instruments with off-balance-sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,394.5	$42.1	$87.6	$30.9	$15.7	$1,570.8
Letters of credit outstanding under letter of credit facility	198.3	90.4	7.5	5.0	—	301.2
Letters of credit outstanding under accounts receivable securitization program	99.4	17.0	4.4	—	—	120.8
Other letters of credit	—	1.4	—	—	—	1.4
	1,692.2	150.9	99.5	35.9	15.7	1,994.2
Less: Letters of credit in support of surety bonds (4)	(297.7)	(29.5)	—	(1.2)	—	(328.4)
Less: Cash collateral in support of surety bonds (4)	(15.0)	—	—	—	—	(15.0)
Obligations supported, net	$1,379.5	$121.4	$99.5	$34.7	$15.7	$1,650.8
(1)    Obligations include pension and healthcare plans, workers’ compensation, and property and casualty insurance
(2)    Obligations pertain to customer and vendor contracts
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers. The Company has also posted $5.3 million in incremental collateral directly with the beneficiary that is not supported by a surety bond.
Financial assurances associated with new reclamation bonding requirements, surety bonds or other obligations may require additional collateral in the form of cash or letters of credit causing a decline in the Company’s liquidity.

As described in Note 16. “Financial Instruments and Other Guarantees” in the accompanying unaudited condensed consolidated financial statements, the Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. Self-bonding in the U.S. has become increasingly restricted in recent years, leading to the Company’s increased usage of surety bonds and similar third-party instruments. This change in practice has had an unfavorable impact on its liquidity due to increased collateral requirements and surety and related fees.
At March 31, 2021, the Company had total asset retirement obligations of $735.9 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Guarantees and Other Financial Instruments with Off-Balance-Sheet Risk. See Note 16. “Financial Instruments and Other Guarantees” in the Company’s unaudited condensed consolidated financial statements for a discussion of its accounts receivable securitization program and guarantees and other financial instruments with off-balance-sheet risk.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based upon its financial statements, which have been prepared in accordance with U.S. GAAP. The Company is also required under U.S. GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
At March 31, 2021, the Company identified certain assets with an aggregate carrying value of approximately $1.2 billion in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets for recoverability as of March 31, 2021 and determined that no impairment charges were necessary as of that date.
The Company’s critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s critical accounting policies remain unchanged at March 31, 2021.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented” to the Company’s unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2021, the Company had currency options outstanding with an aggregate notional amount of $575.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending December 31, 2021. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $115 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2021, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $80 million for the next twelve months.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of March 31, 2021, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
The Company expects to consume 75 to 85 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $20 million based on its expected usage.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to various legal and regulatory proceedings. For a description of its significant legal proceedings refer to Note 4. “Discontinued Operations” and Note 17. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Part I, Item 1A. “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021. In addition to the other information set forth in this Quarterly Report, including the information presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filing, which could materially affect the Company’s results of operations, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
The Company suspended dividends in 2020. As more fully described within “Liquidity and Capital Resources” of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the fourth quarter of 2020, the Company entered into transaction support agreements with its surety bond providers which prohibit the payment of dividends through December 31, 2024, unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in its credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to pay cash dividends.
Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program). On April 25, 2018, the Company announced that the Board authorized the expansion of the Repurchase Program to $1.0 billion. On October 30, 2018, the Company announced that the Board authorized an additional expansion of the Repurchase Program to $1.5 billion. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2021, the Company has repurchased 41.5 million shares of its common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
The Company suspended share repurchases in 2019, and similar to the payment of dividends as described above, the same agreements with its surety bond providers prohibit share repurchases through December 31, 2024, unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in its credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to repurchase shares. Prior to the suspension, repurchases were made at the Company’s discretion. The specific timing, price and size of purchases depended upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time the repurchases were made.
Share Relinquishments
The Company routinely allows employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in common stock under its equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of the Company’s common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2021	143,465	$2.42	—	$160.5
February 1 through February 28, 2021	65,244	3.83	—	160.5
March 1 through March 31, 2021	—	—	—	160.5
Total	208,709	2.86	—
(1)Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.

Item 4. Mine Safety Disclosures.
Peabody’s “Safety and Sustainability Management System” has been designed to set clear and consistent expectations for safety, health and environmental stewardship across the Company’s business. It aligns to the National Mining Association’s CORESafety® framework and encompasses three fundamental areas: leadership and organization, risk management and assurance. Peabody also partners with other companies and certain governmental agencies to pursue new technologies that have the potential to improve its safety performance and provide better safety protection for employees.
Peabody continually monitors its safety performance and regulatory compliance. The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 53 of this report.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

4.8
Indenture dated as of January 29, 2021, by and among the Co-Issuers, Wilmington Trust, National Association, as trustee, and the Company (on a limited basis, to the extent of its obligations specifically set forth therein) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

4.9
Indenture dated as of January 29, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

4.10
Seventh Supplemental Indenture, dated as of January 8, 2021, by and among the Company and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

4.11
Eighth Supplemental Indenture, dated as of January 29, 2021, by and among the Company and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

4.12
First Supplemental Indenture, dated as of February 3, 2021, by and among the Co-Issuers, Wilmington Trust, National Association, as trustee, and Peabody (on a limited basis, to the extent of its obligations specifically set forth therein) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2021).

4.13
First Supplemental Indenture, dated as of February 3, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2021)

10.1
First Amendment to Amended and Restated Transaction Support Agreement, dated as of January 29, 2021, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.2
Credit Agreement, dated as of January 29, 2021, among the Co-Issuers, as borrowers, Peabody Energy Corporation, as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.3
Credit Agreement, dated as of January 29, 2021, among Peabody, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.4
Amendment No. 8 to Credit Agreement, dated as of January 29, 2021, among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as successor to Goldman Sachs Bank USA in its capacity as administrative agent) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.5*	Form of 2021 Service-Based Cash Award Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2021).

10.6*	Form of Amendment No. 1 to 2021 Service-Based Cash Award Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 5, 2021).

10.7*
Employment Transition Agreement, dated March 18, 2021, between Peabody Energy Corporation and Glenn L. Kellow (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2021).

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

PEABODY ENERGY CORPORATION
Date:	May 5, 2021	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)