Form 10-Q
period 2021-06-30
PEABODY ENERGY CORP
filed 2021-08-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 114.3 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at August 2, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share data)
Revenues	$723.4	$626.7	$1,374.7	$1,472.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	611.4	556.3	1,194.0	1,335.8
Depreciation, depletion and amortization	77.1	88.3	145.4	194.3
Asset retirement obligation expenses	15.1	14.1	31.0	31.7
Selling and administrative expenses	21.4	25.2	43.1	50.1
Restructuring charges	2.1	16.5	4.2	23.0
Transaction costs related to joint ventures	—	12.9	—	17.1
Other operating (income) loss:
Net (gain) loss on disposals	(3.0)	0.2	(2.4)	(7.9)
Asset impairment	—	1,418.1	—	1,418.1
Loss from equity affiliates	3.5	6.0	4.4	15.1
Operating loss	(4.2)	(1,510.9)	(45.0)	(1,604.4)
Interest expense	45.4	34.3	97.8	67.4
Net gain on early debt extinguishment	(11.8)	—	(15.3)	—
Interest income	(1.3)	(2.4)	(2.8)	(5.5)
Net periodic benefit (credit) costs, excluding service cost	(8.7)	2.7	(17.4)	5.5
Loss from continuing operations before income taxes	(27.8)	(1,545.5)	(107.3)	(1,671.8)
Income tax (benefit) provision	(4.8)	(0.2)	(6.6)	2.8
Loss from continuing operations, net of income taxes	(23.0)	(1,545.3)	(100.7)	(1,674.6)
Loss from discontinued operations, net of income taxes	(2.3)	(2.3)	(4.3)	(4.5)
Net loss	(25.3)	(1,547.6)	(105.0)	(1,679.1)
Less: Net income (loss) attributable to noncontrolling interests	3.3	(3.4)	3.7	(5.2)
Net loss attributable to common stockholders	$(28.6)	$(1,544.2)	$(108.7)	$(1,673.9)

Loss from continuing operations:
Basic loss per share	$(0.26)	$(15.76)	$(1.05)	$(17.12)
Diluted loss per share	$(0.26)	$(15.76)	$(1.05)	$(17.12)
Net loss attributable to common stockholders:
Basic loss per share	$(0.28)	$(15.78)	$(1.09)	$(17.16)
Diluted loss per share	$(0.28)	$(15.78)	$(1.09)	$(17.16)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net loss	$(25.3)	$(1,547.6)	$(105.0)	$(1,679.1)
Postretirement plans (net of $0.0 tax provisions in each period)	(11.0)	(2.2)	(22.0)	(4.4)
Foreign currency translation adjustment	(0.2)	6.1	(0.4)	(0.7)
Other comprehensive (loss) income, net of income taxes	(11.2)	3.9	(22.4)	(5.1)
Comprehensive loss	(36.5)	(1,543.7)	(127.4)	(1,684.2)
Less: Net income (loss) attributable to noncontrolling interests	3.3	(3.4)	3.7	(5.2)
Comprehensive loss attributable to common stockholders	$(39.8)	$(1,540.3)	$(131.1)	$(1,679.0)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2021	December 31, 2020
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$548.3	$709.2
Restricted cash	13.6	—
Accounts receivable, net of allowance for credit losses of $0.0 at June 30, 2021 and December 31, 2020	250.7	244.8
Inventories	232.5	261.6
Other current assets	225.4	204.7
Total current assets	1,270.5	1,420.3
Property, plant, equipment and mine development, net	3,008.3	3,051.1
Operating lease right-of-use assets	42.4	49.9
Investments and other assets	132.2	140.9
Deferred income taxes	—	4.9
Total assets	$4,453.4	$4,667.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$94.0	$44.9
Accounts payable and accrued expenses	711.0	745.7
Total current liabilities	805.0	790.6
Long-term debt, less current portion	1,324.1	1,502.9
Deferred income taxes	34.2	35.0
Asset retirement obligations	664.5	650.5
Accrued postretirement benefit costs	405.9	413.2
Operating lease liabilities, less current portion	34.8	42.1
Other noncurrent liabilities	233.1	251.5
Total liabilities	3,501.6	3,685.8
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 154.1 shares issued and 111.1 shares outstanding as of June 30, 2021 and 140.5 shares issued and 97.8 shares outstanding as of December 31, 2020	1.5	1.4
Additional paid-in capital	3,463.8	3,364.6
Treasury stock, at cost — 43.0 and 42.7 common shares as of June 30, 2021 and December 31, 2020	(1,370.2)	(1,368.9)
Accumulated deficit	(1,382.0)	(1,273.3)
Accumulated other comprehensive income	183.4	205.8
Peabody Energy Corporation stockholders’ equity	896.5	929.6
Noncontrolling interests	55.3	51.7
Total stockholders’ equity	951.8	981.3
Total liabilities and stockholders’ equity	$4,453.4	$4,667.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(105.0)	$(1,679.1)
Loss from discontinued operations, net of income taxes	4.3	4.5
Loss from continuing operations, net of income taxes	(100.7)	(1,674.6)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation, depletion and amortization	145.4	194.3
Noncash interest expense, net	10.8	8.0
Deferred income taxes	(0.8)	(0.5)
Noncash share-based compensation	3.9	6.1
Asset impairment	—	1,418.1
Net gain on disposals	(2.4)	(7.9)
Net gain on early debt extinguishment	(15.3)	—
Loss from equity affiliates	4.4	15.1
Foreign currency option contracts	4.3	(1.3)
Changes in current assets and liabilities:
Accounts receivable	(5.9)	138.1
Inventories	29.2	29.9
Other current assets	(19.5)	(13.3)
Accounts payable and accrued expenses	(50.2)	(133.9)
Collateral arrangements	(5.3)	—
Asset retirement obligations	14.0	6.9
Workers’ compensation obligations	0.6	(0.5)
Postretirement benefit obligations	(29.3)	(14.8)
Pension obligations	(1.2)	0.2
Other, net	—	(2.6)
Net cash used in continuing operations	(18.0)	(32.7)
Net cash used in discontinued operations	(4.8)	(20.4)
Net cash used in operating activities	(22.8)	(53.1)

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(93.9)	(85.8)
Changes in accrued expenses related to capital expenditures	(4.1)	(14.3)
Proceeds from disposal of assets, net of receivables	4.9	12.0
Contributions to joint ventures	(244.5)	(192.0)
Distributions from joint ventures	252.6	188.2
Advances to related parties	(0.2)	(23.1)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	2.6	—
Other, net	—	(0.6)
Net cash used in investing activities	(82.6)	(115.6)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	300.0
Repayments of long-term debt	(83.1)	(9.9)
Payment of debt issuance and other deferred financing costs	(22.5)	—
Proceeds from common stock issuances, net of costs	65.1	—
Repurchase of employee common stock relinquished for tax withholding	(1.3)	(1.6)
Distributions to noncontrolling interests	(0.1)	(3.5)
Net cash (used in) provided by financing activities	(41.9)	285.0
Net change in cash, cash equivalents and restricted cash	(147.3)	116.3
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2
Cash, cash equivalents and restricted cash at end of period	$561.9	$848.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.4	$1.4	$1.4	$1.4
Common stock issuances, net of costs	0.1	—	0.1	—
Balance, end of period	1.5	1.4	1.5	1.4
Additional paid-in capital
Balance, beginning of period	3,366.4	3,353.3	3,364.6	3,351.1
Share-based compensation for equity-classified awards	2.1	3.9	3.9	6.1
Common stock issued in exchange for debt retirement	30.5	—	30.5	—
Common stock issuances, net of costs	64.8	—	64.8	—
Balance, end of period	3,463.8	3,357.2	3,463.8	3,357.2
Treasury stock
Balance, beginning of period	(1,369.5)	(1,368.1)	(1,368.9)	(1,367.3)
Repurchase of employee common stock relinquished for tax withholding	(0.7)	(0.8)	(1.3)	(1.6)
Balance, end of period	(1,370.2)	(1,368.9)	(1,370.2)	(1,368.9)
(Accumulated deficit) retained earnings
Balance, beginning of period	(1,353.4)	467.3	(1,273.3)	597.0
Net loss attributable to common stockholders	(28.6)	(1,544.2)	(108.7)	(1,673.9)
Balance, end of period	(1,382.0)	(1,076.9)	(1,382.0)	(1,076.9)
Accumulated other comprehensive income
Balance, beginning of period	194.6	22.6	205.8	31.6
Postretirement plans (net of $0.0 tax provisions in each period)	(11.0)	(2.2)	(22.0)	(4.4)
Foreign currency translation adjustment	(0.2)	6.1	(0.4)	(0.7)
Balance, end of period	183.4	26.5	183.4	26.5
Noncontrolling interests
Balance, beginning of period	52.0	56.8	51.7	58.7
Net income (loss) attributable to noncontrolling interests	3.3	(3.4)	3.7	(5.2)
Distributions to noncontrolling interests	—	(3.4)	(0.1)	(3.5)
Balance, end of period	55.3	50.0	55.3	50.0
Total stockholders’ equity	$951.8	$989.3	$951.8	$989.3
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2020 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2021.
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
Accounting Standards Not Yet Implemented
Reference Rate Reform. In March 2020, ASU 2020-04 was issued, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform (including reform of the London Interbank Offered Rate (LIBOR) or other reference rate reform). This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is still completing its evaluation of the impact of the guidance and plans to elect optional expedients as reference rate reform activities occur. The Company does not expect the guidance to have a material impact on its consolidated financial statements or disclosures.
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

	Three Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$47.5	$—	$248.8	$160.0	$—	$456.3
Export	146.4	—	—	1.2	—	147.6
Total thermal	193.9	—	248.8	161.2	—	603.9
Metallurgical coal
Export	—	120.4	—	—	—	120.4
Total metallurgical	—	120.4	—	—	—	120.4
Other (2)	0.2	0.6	(0.2)	0.9	(2.4)	(0.9)
Revenues	$194.1	$121.0	$248.6	$162.1	$(2.4)	$723.4

	Three Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$38.3	$—	$205.8	$144.1	$—	$388.2
Export	123.5	—	—	—	—	123.5
Total thermal	161.8	—	205.8	144.1	—	511.7
Metallurgical coal
Export	—	91.4	—	—	—	91.4
Total metallurgical	—	91.4	—	—	—	91.4
Other (2)	0.2	0.2	—	7.9	15.3	23.6
Revenues	$162.0	$91.6	$205.8	$152.0	$15.3	$626.7

	Six Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$91.6	$—	$477.2	$306.8	$—	$875.6
Export	278.3	—	—	1.2	—	279.5
Total thermal	369.9	—	477.2	308.0	—	1,155.1
Metallurgical coal
Domestic	—	2.7	—	—	—	2.7
Export	—	204.3	—	—	—	204.3
Total metallurgical	—	207.0	—	—	—	207.0
Other (2)	0.6	1.5	(0.2)	3.4	7.3	12.6
Revenues	$370.5	$208.5	$477.0	$311.4	$7.3	$1,374.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$74.8	$—	$472.4	$328.7	$—	$875.9
Export	287.2	—	—	—	—	287.2
Total thermal	362.0	—	472.4	328.7	—	1,163.1
Metallurgical coal
Export	—	283.9	—	—	—	283.9
Total metallurgical	—	283.9	—	—	—	283.9
Other (2)	1.1	0.9	—	15.6	8.3	25.9
Revenues	$363.1	$284.8	$472.4	$344.3	$8.3	$1,472.9
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
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to June 30, 2021 of approximately $3.6 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at June 30, 2021. Approximately 46% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Trade receivables, net	$217.3	$180.9
Miscellaneous receivables, net	33.4	63.9
Accounts receivable, net	$250.7	$244.8
Trade receivables, net included no allowance for credit losses as of both June 30, 2021 and December 31, 2020. Miscellaneous receivables, net included no allowance for credit losses as of both June 30, 2021 and December 31, 2020. Charges for credit losses of less than $0.1 million were recognized during the three and six months ended June 30, 2021. No charges for credit losses were recognized during the three and six months ended June 30, 2020.
(4)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(2.3)	$(2.3)	$(4.3)	$(4.5)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$63.2	$62.3
Other noncurrent liabilities	84.7	91.4
Total liabilities classified as discontinued operations	$147.9	$153.7
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $89.7 million and $90.1 million at June 30, 2021 and December 31, 2020, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5)     Inventories
Inventories as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Materials and supplies	$101.5	$102.6
Raw coal	57.6	70.5
Saleable coal	73.4	88.5
Total	$232.5	$261.6
Materials and supplies inventories presented above have been shown net of reserves of $10.2 million and $10.4 million as of June 30, 2021 and December 31, 2020, respectively.
(6) Equity Method Investments
The Company had total equity method investments and financing receivables of $17.5 million and $24.6 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations were losses related to Middlemount of $3.5 million and $4.4 million during the three and six months ended June 30, 2021, respectively, and losses of $6.0 million and $15.1 million during the three and six months ended June 30, 2020, respectively.
The Company received cash payments from Middlemount of $2.3 million during the six months ended June 30, 2021. No payments were received from from Middlemount during the six months ended June 30, 2020.
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. At June 30, 2021, the revolving loan limit was $160 million Australian dollars and the Revolving Loans were not fully drawn upon by Middlemount. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2021. The value of the portion of the Revolving Loans due to the Company’s Australian subsidiary was $42.9 million and $46.2 million as of June 30, 2021 and December 31, 2020, respectively, with the decrease during the six months ended June 30, 2021 primarily attributable to payments made by Middlemount.
As of both June 30, 2021 and December 31, 2020, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.
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
As of June 30, 2021, the Company had currency options outstanding with an aggregate notional amount of $580.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending March 31, 2022. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.80 to $0.81 over the nine-month period ending March 31, 2022.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2021, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 2.8 million tonnes. Such financial contracts may include include futures, forwards and options. Of the aggregate notional volume, 0.4 million tonnes will settle during the second half of 2021, 2.0 million tonnes will settle in 2022, and the remainder will settle in 2023.
The Company had no diesel fuel or interest rate derivatives in place as of June 30, 2021.
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

	June 30, 2021		December 31, 2020
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$1.0	$—	$10.3	$—
Coal contracts related to forecasted sales	1.8	(28.9)	0.9	(8.8)
Coal trading contracts	83.2	(88.6)	23.4	(23.1)
Total derivatives	86.0	(117.5)	34.6	(31.9)
Effect of counterparty netting	(116.0)	116.0	(30.2)	30.2
Variation margin posted	31.9	—	6.5	—
Net derivatives and margin as classified in the balance sheets	$1.9	$(1.5)	$10.9	$(1.7)
The net amount of asset derivatives, net of margin, are included in “Other current assets” and the net amount of liability derivatives, net of margin, are included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.
The Company had a current asset representing cash collateral held as initial margin for derivative positions primarily related to coal derivatives of $14.4 million and $3.0 million at June 30, 2021 and December 31, 2020, respectively. These amounts are not included with the derivatives presented in the table above and are included in “Other current assets” in the accompanying condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Three Months Ended June 30, 2021
	Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(1.2)	$—	$(1.2)
Coal contracts related to forecasted sales	(7.6)	16.1	(23.7)
Coal trading contracts	1.4	(2.4)	3.8
Total	$(7.4)	$13.7	$(21.1)

	Three Months Ended June 30, 2020
	Total gain (loss) recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$2.2	$(0.6)	$2.8
Coal contracts related to forecasted sales	12.6	5.7	6.9
Coal trading contracts	(0.1)	(1.9)	1.8
Total	$14.7	$3.2	$11.5

	Six Months Ended June 30, 2021
	Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(4.2)	$4.6	$(8.8)
Coal contracts related to forecasted sales	0.6	26.2	(25.6)
Coal trading contracts	0.7	(0.1)	0.8
Total	$(2.9)	$30.7	$(33.6)

	Six Months Ended June 30, 2020
	Total gain (loss) recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$1.3	$(1.6)	$2.9
Coal contracts related to forecasted sales	4.1	(0.6)	4.7
Coal trading contracts	(0.3)	2.2	(2.5)
Total	$5.1	$—	$5.1
During the three and six months ended June 30, 2021 and 2020, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying unaudited condensed consolidated statements of operations.
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
The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.0	$—	$1.0
Coal contracts related to forecasted sales	—	(33.7)	—	(33.7)
Coal trading contracts	—	33.1	—	33.1
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$0.4	$4.0	$4.4

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$10.3	$—	$10.3
Coal contracts related to forecasted sales	—	(7.9)	—	(7.9)
Coal trading contracts	—	6.8	—	6.8
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$9.2	$4.0	$13.2
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2021 and December 31, 2020:
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

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Total debt at par value	$1,469.9	$1,591.3
Less: Unamortized debt issuance costs and original issue discount	(51.8)	(43.5)
Net carrying amount	$1,418.1	$1,547.8

Estimated fair value	$1,179.4	$987.6
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
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2021 and 2020. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(8) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2021 and December 31, 2020 is set forth in the table below:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Land and coal interests	$2,484.1	$2,482.9
Buildings and improvements	523.3	481.0
Machinery and equipment	1,461.5	1,408.5
Less: Accumulated depreciation, depletion and amortization	(1,460.6)	(1,321.3)
Property, plant, equipment and mine development, net	$3,008.3	$3,051.1
Asset Impairment and Other At-Risk Assets
During the three and six months ended June 30, 2020, the Company recognized an asset impairment charge of $1,418.1 million related to its North Antelope Rochelle Mine of the Powder River Basin Mining segment. Of this amount, $1,393.7 million related to the property, plant, equipment and mine development assets; $19.9 million related to operating lease right-of-use assets; and $4.5 million related to contract-based intangible assets. The outlook for the mine was negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing and the increased use of renewable energy sources. These factors led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs and a risk-adjusted, cost of capital.
No asset impairment charges were recorded during the three and six months ended June 30, 2021.
The Company has identified certain assets with an aggregate carrying value of approximately $1.2 billion at June 30, 2021 in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets for recoverability as of June 30, 2021 and determined that no impairment charges were necessary as of that date.

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
The components of lease expense during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$4.6	$8.4	$10.6	$17.0
Short-term lease cost	3.0	11.6	6.4	21.5
Variable lease cost	0.6	1.6	1.0	2.6
Sublease income	(0.5)	—	(1.0)	—
Total operating lease cost	$7.7	$21.6	$17.0	$41.1

Finance lease cost:
Amortization of right-of-use assets	$1.5	$1.0	$2.2	$4.4
Interest on lease liabilities	0.8	0.1	1.2	0.3
Total finance lease cost	$2.3	$1.1	$3.4	$4.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$42.4	$49.9

Accounts payable and accrued expenses	$18.7	$24.5
Operating lease liabilities, less current portion	34.8	42.1
Total operating lease liabilities	$53.5	$66.6

Finance leases:
Property, plant, equipment and mine development	$34.0	$20.4
Accumulated depreciation	(7.8)	(2.5)
Property, plant, equipment and mine development, net	$26.2	$17.9

Current portion of long-term debt	$15.3	$21.5
Long-term debt, less current portion	17.0	5.8
Total finance lease liabilities	$32.3	$27.3

Weighted average remaining lease term (years)
Operating leases	3.3
Finance leases	6.7

Weighted average discount rate
Operating leases	6.8%
Finance leases	9.0%
Supplemental cash flow information related to leases during the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.7	$6.8	$12.9	$19.6
Operating cash flows for finance leases	1.2	0.1	1.9	0.3
Financing cash flows for finance leases	1.5	2.1	2.8	7.9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.7	0.8	6.8	2.1
Finance leases	16.7	0.8	20.3	0.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's leases have remaining lease terms ranging from less than 1 year to 20.5 years, and may include options to extend the terms, as applicable. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2021	$9.4	$5.4
2022	17.7	10.9
2023	16.8	5.6
2024	6.0	4.6
2025	3.4	4.5
2026 and thereafter	3.8	9.6
Total lease payments	57.1	40.6
Less imputed interest	(3.6)	(8.3)
Total lease liabilities	$53.5	$32.3
(10)  Income Taxes
The Company's effective tax rate before remeasurement for the six months ended June 30, 2021 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $4.8 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, included a tax benefit of $0.3 million and a tax provision of $2.6 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax benefit of $6.6 million and income tax provision of $2.8 million for the six months ended June 30, 2021 and 2020, respectively, included tax benefits of $0.5 million and $0.7 million, respectively, related to the remeasurement of foreign income tax accounts.
As described in Note 11. “Long-term Debt,” the Company completed the Refinancing Transactions (as defined below), which included a senior notes exchange and related consent solicitation, a revolving credit facility exchange and various amendments to existing debt agreements. Generally, absent an exception, for U.S. tax purposes a debtor recognizes cancellation of debt income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration less than the adjusted issue price of such indebtedness. The Company recognized CODI from the Refinancing Transactions of approximately $60 million, and the income will be offset by the Company’s operating losses.
(11)     Long-term Debt
The Company’s total funded indebtedness (Indebtedness) as of June 30, 2021 and December 31, 2020 consisted of the following:

Debt Instrument (defined below, as applicable)	June 30, 2021	December 31, 2020
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$29.5	$459.0
8.500% Senior Secured Notes due December 2024 (Peabody Notes)	156.3	—
10.000% Senior Secured Notes due December 2024 (Co-Issuer Notes)	193.9	—
6.375% Senior Secured Notes due March 2025 (2025 Notes)	482.6	500.0
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	206.0	—
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	368.6	388.2
Revolving credit facility	—	216.0
Finance lease obligations	32.3	27.3
Less: Debt issuance costs	(51.1)	(42.7)
	1,418.1	1,547.8
Less: Current portion of long-term debt	94.0	44.9
Long-term debt	$1,324.1	$1,502.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Exchange Offer was accounted for as a debt modification based upon the relative similarity of the present value of the future cash flows of the instruments. As such, no gain or loss was recorded in connection with the Exchange Offer. Fees paid to third parties of $10.6 million were included in “Interest expense” in the accompanying unaudited condensed consolidated statements of operations during the six months ended June 30, 2021.
Concurrently with the Exchange Offer, the Company solicited consents from holders of the 2022 Notes to certain proposed amendments to its existing senior notes’ indenture (the Existing Indenture) to (i) eliminate substantially all of the restrictive covenants, certain events of default applicable to the 2022 Notes and certain other provisions contained in the Existing Indenture and (ii) release the collateral securing the 2022 Notes and eliminate certain other related provisions contained in the Existing Indenture. The Company received the requisite consents from holders of the 2022 Notes and entered into a supplemental indenture to the Existing Indenture, which became operative on January 29, 2021.
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
The Co-Issuer Notes mature on December 31, 2024 and bear interest at an annual rate of 10.000%. The Company paid aggregate debt issuance costs of $5.6 million, which are being amortized over the terms of the notes. Beginning March 31, 2021, interest is payable on March 31, June 30, September 30 and December 31 of each year. During the three and six months ended June 30, 2021, the Company recorded interest expense of $5.3 million and $8.9 million, respectively, related to the Co-Issuer Notes.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Peabody Notes mature on December 31, 2024. The Company paid aggregate debt issuance costs of $5.7 million, which are being amortized over the terms of the notes. The Peabody Notes bear interest at an annual rate of 8.500%, consisting of 6.000% per annum in cash and an additional 2.500% per annum to be paid-in-kind through an increase of the principal amount of the outstanding Peabody Notes, which is payable on June 30 and December 31 of each year, commencing on June 30, 2021. During the three and six months ended June 30, 2021, the Company recorded interest expense of $3.9 million and $7.0 million, respectively, related to the Peabody Notes, which included in-kind interest of approximately $0.8 million and $1.6 million, respectively.
As a requirement of the Exchange Offer, during the three months ended March 31, 2021, the Company purchased $22.4 million of the Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest. In connection with the purchases, the Company recognized a net gain of $3.5 million to “Net gain on early debt extinguishment” during the six months ended June 30, 2021. The notes were subsequently canceled.
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
The Peabody Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the Peabody Guarantors (as defined below) on the Peabody Collateral (as defined below). The obligations are secured on a pari passu basis by the same collateral that secures the 6.375% Senior Secured Notes due March 2025 (the 2025 Notes), the Credit Agreement and the Company LC Agreement described below.
Co-Issuer Term Loans
The Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.00% per annum. The Company paid aggregate debt issuance costs of $7.1 million, that are being amortized over its term. During the three and six months ended June 30, 2021, the Company recorded interest expense of $5.5 million and $9.2 million, respectively, related to the Co-Issuer Term Loans.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Company LC Agreement
On the Settlement Date, the Company entered into the Company LC Agreement with the revolving lenders party to the Credit Agreement, pursuant to which the Company obtained a $324.0 million letter of credit facility under which its existing letters under the Credit Agreement were deemed to be issued. The Company paid aggregate debt issuance costs of $4.1 million. The commitments under the Company LC Agreement mature on December 31, 2024. Undrawn letters of credit under the Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee. During the three and six months ended June 30, 2021, the Company recorded interest expense and fees of $5.8 million and $9.9 million, respectively, related to the Company LC Agreement.
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
The indenture which governs the Peabody Notes and the Company LC Agreement allows the Company to make open market debt repurchases, subject to certain limitations, including, but not limited to: (i) the Company’s unrestricted subsidiaries’ liquidity must be greater than or equal to $200.0 million after giving effect to such repurchases and (ii) for every $4 of principal repurchased in any fiscal quarter, the Company must make an offer on a pro rata basis to purchase $1 of principal amount of debt from holders of the Peabody Notes and the priority lien obligations under the Company LC Agreement within 30 days of the end of such fiscal quarter at a price equal to the weighted average repurchase price paid over that quarter (Mandatory Repurchase Offer).
6.375% Senior Secured Notes
On February 15, 2017, the Company entered into the Existing Indenture with Wilmington Trust, National Association, as trustee, relating to its issuance of $500.0 million aggregate principal amount of the 2025 Notes. The 2025 Notes were issued on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act).
The 2025 Notes were issued at par value. The Company paid aggregate debt issuance costs of $25.1 million related to the offering, which are being amortized over the term of the 2025 Notes. Interest payments on the 2025 Notes are scheduled to occur each year on March 31 and September 30 until maturity. The Company recorded interest expense of $9.2 million during both the three months ended June 30, 2021 and 2020, and $18.4 million and $18.3 million during the six months ended June 30, 2021 and 2020, respectively, related to the 2025 Notes.
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
At June 30, 2021 the Senior Secured Term Loan had a balance of $368.6 million. The Senior Secured Term Loan requires quarterly principal payments of $1.0 million and periodic interest payments through December 2024 with the remaining balance due in March 2025. The Company recorded interest expense of $3.5 million and $3.8 million, during the three months ended June 30, 2021 and 2020, respectively, and $6.8 million and $8.7 million during the six months ended June 30, 2021 and 2020, respectively, related to the Senior Secured Term Loan, which bore interest at LIBOR plus 2.75% per annum as of June 30, 2021.
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement. Further, all financial covenants specific to the former revolving credit facility under the Credit Agreement were eliminated in connection with the Refinancing Transactions and were not applicable at June 30, 2021. The Company recorded interest expense and fees of $1.4 million during the six months ended June 30, 2021, and $4.0 million and $5.7 million, during the three and six months ended June 30, 2020, respectively, related to the revolving loan facility. No interest expense or fees related to the revolving loan facility were recorded during the three months ended June 30, 2021.
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
The Company was compliant with all covenants under its debt agreements including the minimum liquidity covenant under the Company LC Agreement at June 30, 2021.
Subsequent Financing Transactions
Subsequent to the Refinancing Transactions, the Company completed a series of financing transactions intended to improve its capital structure.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. Such sales are allowed using methods permissible under Rule 415 of the Securities Act. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated June 4, 2021, relating to the offer and sale of the shares. During the three months ended June 30, 2021, the Company sold approximately 8.1 million shares for net cash proceeds of $65.1 million. Subsequent to June 30, 2021, the Company settled sales of an additional 2.7 million shares for net proceeds of $21.5 million.
During the three months ended June 30, 2021, the Company retired $18.0 million of Peabody Notes, $17.4 million of 2025 Notes and $17.8 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $39.2 million. The Company recorded a gain on early debt extinguishment of $11.9 million, net of debt issuance costs and original issue discount related to the retired debt of $2.1 million.
Also during the three months ended June 30, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes in which the Company issued an aggregate 4.5 million shares of its common stock in exchange for $30.9 million aggregate principal amount of the 2022 Notes. Based upon the fair value of the Company’s common stock at the respective settlement dates, the Company recorded a net loss on early debt extinguishment of $0.1 million in connection with the transactions. The issuance of shares of common stock in exchange for the 2022 Notes was exempt from registration under the Securities Act, on the basis that the exchange was completed with existing holders of the Company’s securities, and no commission or other remuneration was paid or given for soliciting the exchange.
The Company also reached agreements to retire an additional $49.5 million of aggregate principal, which will settle subsequent to June 30, 2021. This included $44.0 million of its Senior Secured Term Loan due 2025 and $1.5 million of 2025 Notes through similar open market purchases for an aggregate cost of $30.2 million, and by issuing an aggregate 0.5 million shares of its common stock in exchange for $4.0 million aggregate principal amount of the 2022 Notes in a similar manner noted above. Such amounts are reflected within the current portion of long-term debt in the accompanying condensed consolidated balance sheets at June 30, 2021.
As a result of the Company’s open market purchases of its debt during the three months ended June 30, 2021, on July 7, 2021, the Company announced a Mandatory Repurchase Offer of up to $13.3 million of its 2024 Peabody Notes, at 73.840% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offers expire on August 6, 2021, unless extended by the Company.
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
Net periodic pension benefit included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.1	$0.1
Interest cost on projected benefit obligation	5.1	7.0	10.2	14.0
Expected return on plan assets	(5.7)	(7.4)	(11.4)	(14.8)
Net periodic pension benefit	$(0.5)	$(0.3)	$(1.1)	$(0.7)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of June 30, 2021, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2021 based on minimum funding requirements and does not expect to make any discretionary contributions in 2021 at this time.
Net periodic postretirement benefit (benefit) cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost for benefits earned	$0.3	$1.1	$0.5	$2.2
Interest cost on accumulated postretirement benefit obligation	2.9	5.4	5.8	10.9
Expected return on plan assets	(0.2)	(0.4)	(0.4)	(0.8)
Amortization of prior service credit	(11.0)	(2.2)	(22.0)	(4.4)
Net periodic postretirement benefit (benefit) cost	$(8.0)	$3.9	$(16.1)	$7.9
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
The Company has established two Voluntary Employees Beneficiary Association (VEBA) trusts to pre-fund a portion of benefits for non-represented and represented retirees. The Company does not expect to make any discretionary contributions to either of the VEBA trusts in 2021 and plans to utilize a portion of VEBA assets to make certain benefit payments.
(13) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the six months ended June 30, 2021:

	Foreign Currency Translation Adjustment	Prior Service Credit Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2020	$1.8	$204.0	$205.8
Reclassification from other comprehensive income to earnings	—	(22.0)	(22.0)
Current period change	(0.4)	—	(0.4)
June 30, 2021	$1.4	$182.0	$183.4
Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $11.0 million and $2.2 million during the three months ended June 30, 2021 and 2020, respectively, and $22.0 million and $4.4 million during the six months ended June 30, 2021 and 2020, respectively, are included in “Net periodic benefit (credit) costs, excluding service cost” in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Other Events
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. Costs associated with restructuring actions can include the impact of early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Costs associated with restructuring activities are recognized in the period incurred. Such charges included as “Restructuring charges” in the Company's unaudited condensed consolidated statements of operations amounted to $2.1 million and $4.2 million for the three and six months ended June 30, 2021, respectively, and $16.5 million and $23.0 million for the three and six months ended June 30, 2020, respectively, were associated with both involuntary and voluntary workforce reductions.
The Shoal Creek Mine remains idled as the Company continues activities to increase productivity, lower costs and improve yields from the operation in the future. The preparation plant upgrade project remains on schedule with completion expected in the middle of the third quarter of 2021. The Shoal Creek labor contract expired in April 2021, and negotiations with the workforce are ongoing.
The Metropolitan Mine full workforce returned to the mine in early May. Development work at the mine has been ongoing and longwall production restarted late in the second quarter of 2021, with a ramp up to planned production levels in the third quarter of 2021. The underground workforce enterprise agreement expired in January 2021 and after a period of ongoing negotiation, an application was made to terminate the underground labor agreement. That application is pending.
Subsequent to June 30, 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines to reduce its closed mine reclamation liabilities and associated costs. The Company is in process of assessing the financial impacts of the sales, but anticipates recording cumulative gains of $40 million to $50 million in the third quarter of 2021, with minimal cash consideration received.
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
For all but performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted.
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 1.2 million and 2.2 million for the three months ended June 30, 2021 and 2020, respectively, and 1.2 million and 2.5 million for the six months ended June 30, 2021 and 2020, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(23.0)	$(1,545.3)	$(100.7)	$(1,674.6)
Less: Net income (loss) attributable to noncontrolling interests	3.3	(3.4)	3.7	(5.2)
Loss from continuing operations attributable to common stockholders	(26.3)	(1,541.9)	(104.4)	(1,669.4)
Loss from discontinued operations, net of income taxes	(2.3)	(2.3)	(4.3)	(4.5)
Net loss attributable to common stockholders	$(28.6)	$(1,544.2)	$(108.7)	$(1,673.9)

EPS denominator:
Weighted average shares outstanding — basic and diluted	101.2	97.9	99.8	97.5

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.26)	$(15.76)	$(1.05)	$(17.12)
Loss from discontinued operations	(0.02)	(0.02)	(0.04)	(0.04)
Net loss attributable to common stockholders	$(0.28)	$(15.78)	$(1.09)	$(17.16)
(16) Financial Instruments and Other Guarantees
The Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2021, such instruments included $1,555.0 million of surety bonds and $435.4 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. Reclamation bonding requirements are typically established by statute or under mining permits. At June 30, 2021, the Company’s asset retirement obligations of $741.8 million were supported by surety bonds of $1,379.0 million, as well as letters of credit issued under the Company’s receivables securitization program and the Company LC Agreement. Letters of credit issued at June 30, 2021 which served as collateral for surety bonds in support of asset retirement obligations amounted to $310.5 million.
In November 2020, the Company entered into a Surety Agreement with the providers of 99% of its surety bond portfolio (Participating Sureties) to resolve previous collateral demands made by the Participating Sureties. In accordance with the Surety Agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit.
Upon completion of the Refinancing Transactions described in Note 11. “Long-term Debt,” other provisions of the Surety Agreement became effective. In particular, the Company granted second liens on $200.0 million of certain mining equipment and will post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the Participating Sureties. The collateral postings may also further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the Surety Agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Further, the Participating Sureties have agreed to a standstill through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025), during which time, the Participating Sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves or cancel any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties. In connection withe Refinancing Transactions, at the Settlement Date, all letters of credit issued under the Company’s former revolving credit facility were deemed issued under the Company LC Agreement in support of the same obligations.
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
At June 30, 2021, the Company had no outstanding borrowings and $125.5 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $0.3 million at June 30, 2021. The Company had $13.6 million of cash collateral posted under the Securitization Program at June 30, 2021 due to outstanding letters of credit temporarily exceeding the balance of eligible receivables at quarter-end and none at December 31, 2020. This cash collateral is recorded as “Restricted cash” in the accompanying condensed consolidated balance sheets.
The Company incurred interest and fees associated with the Securitization Program of $0.7 million and $0.8 million during the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.5 million during the six months ended June 30, 2021 and 2020, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Other
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
(17) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2021, purchase commitments for capital expenditures were $28.1 million, all of which is obligated within the next four years, with $20.6 million obligated within the next 12 months.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System brought a lawsuit, styled In Re Peabody Energy Corporation Securities Litigation No. 1:20-cv-08024 (PKC), against the Company and certain of its officers in the U.S. District Court for the Southern District of New York (the Court) on behalf of a putative class of shareholders (Plaintiffs) who held Company stock between April 3, 2017 and October 28, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Securities Class Action). Plaintiffs allege that the defendants made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and the events leading up to a fire at the mine, and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. The Company believes the lawsuit lacks merit and intends to vigorously defend against the allegations. On January 12, 2021, the Court appointed the Oregon Public Employees Retirement Fund as lead plaintiff. On January 25, 2021, the Court entered a scheduling order for this matter. Plaintiffs filed their amended complaint on March 19, 2021. The defendants filed a pre-motion letter on April 30, 2021 while the Plaintiffs’ response letter was filed on May 6, 2021. The defendants filed their motion to dismiss on June 7, 2021. The Plaintiffs’ opposition brief to the motion to dismiss was filed on July 22, 2021. Additional briefings at this phase of litigation are anticipated to be completed by the conclusion of August 2021.
Derivative Actions. On December 22, 2020, a plaintiff (Phelps), putatively on behalf of the Company, brought a shareholder derivative lawsuit, styled Phelps v. Samantha Algaze, et al., Case No. 1:20-cv-01747-UNA (D. Del. filed Dec. 22, 2020), in the U.S. District Court for the District of Delaware against certain directors and former officers of the Company, as defendants. The Company was also named as a nominal defendant. The plaintiff did not make a demand on the Company’s board before instituting the lawsuit and alleges such demand would have been futile. In the complaint, the plaintiff alleges that the defendants failed to disclose adverse facts relating to the safety practices at the Company’s North Goonyella Mine, thereby leading to a September 28, 2018 fire, and allegedly failed to disclose adverse facts pertaining to the feasibility of reopening the mine. The derivative complaint alleges (i) contribution against certain current and former officers for securities fraud based on the Securities Class Action, and against all defendants, (ii) breach of fiduciary duties, (iii) waste of corporate assets for causing the Company to incur legal liability and (iv) unjust enrichment.
On February 10, 2021, a second plaintiff (Di Fusco), putatively on behalf of the Company, filed a similar shareholder derivative lawsuit, styled Di Fusco v. Glenn Kellow, et al., Case No. 1:21-cv-00183-UNA (D. Del. filed Feb. 10, 2021), in the U.S. District Court for the District of Delaware against the directors and current and former officers of the Company, as defendants. The Company was named as a nominal defendant. This suit makes claims similar to those made in the Phelps matter, but asserts a claim for alleged misstatements in a proxy statement under Section 14(a) of the Securities and Exchange Act of 1934. In late March 2021, the parties filed a stipulation agreeing to consolidate and stay both derivative actions for judicial efficiency and cost until the Court ruled on the motion to dismiss in the Securities Class Action. The Company also believes that the derivative actions lack merit and intended to vigorously defend against the allegations.
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
Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$194.1	$162.0	$370.5	$363.1
Seaborne Metallurgical Mining	121.0	91.6	208.5	284.8
Powder River Basin Mining	248.6	205.8	477.0	472.4
Other U.S. Thermal Mining	162.1	152.0	311.4	344.3
Corporate and Other	(2.4)	15.3	7.3	8.3
Total	$723.4	$626.7	$1,374.7	$1,472.9

Adjusted EBITDA:
Seaborne Thermal Mining	$71.4	$27.7	$99.9	$82.8
Seaborne Metallurgical Mining	(26.4)	(36.1)	(48.8)	(68.8)
Powder River Basin Mining	45.5	39.3	75.6	64.7
Other U.S. Thermal Mining	44.3	32.9	80.5	71.4
Corporate and Other	(12.7)	(40.4)	(24.0)	(89.9)
Total	$122.1	$23.4	$183.2	$60.2
A reconciliation of consolidated loss from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(23.0)	$(1,545.3)	$(100.7)	$(1,674.6)
Depreciation, depletion and amortization	77.1	88.3	145.4	194.3
Asset retirement obligation expenses	15.1	14.1	31.0	31.7
Restructuring charges	2.1	16.5	4.2	23.0
Transaction costs related to joint ventures	—	12.9	—	17.1
Asset impairment	—	1,418.1	—	1,418.1
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.5)	(0.4)	(2.0)	(1.1)
Interest expense	45.4	34.3	97.8	67.4
Net gain on early debt extinguishment	(11.8)	—	(15.3)	—
Interest income	(1.3)	(2.4)	(2.8)	(5.5)
Unrealized losses (gains) on economic hedges	23.7	(7.0)	25.6	(4.8)
Unrealized losses (gains) on non-coal trading derivative contracts	1.2	(2.8)	8.8	(2.9)
Take-or-pay contract-based intangible recognition	(1.1)	(2.7)	(2.2)	(5.3)
Income tax (benefit) provision	(4.8)	(0.2)	(6.6)	2.8
Adjusted EBITDA	$122.1	$23.4	$183.2	$60.2

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
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of Peabody’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or Peabody’s future financial performance. The Company uses words such as “anticipate,” “believe,” “expect,” “may,” “forecast,” “project,” “should,” “estimate,” “plan,” “outlook,” “target,” “likely,” “will,” “to be” or other similar words to identify forward-looking statements.
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

Overview
Peabody is a leading coal producer. In 2020, the Company produced and sold 128.8 million and 132.6 million tons of coal, respectively, from continuing operations. At June 30, 2021, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts.
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
Financing and Surety Transactions
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
During the second quarter of 2021, and continuing into the third quarter of 2021, the Company completed a series of additional financing transactions intended to improve its capital structure. These transactions included at-the-market common stock issuances for cash proceeds, common stock issuances for the retirement of long-term debt and the retirement of long-term debt primarily through open market purchases.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of these financing and surety transactions.
Other
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. As further described in the “Results of Operations” section contained within this Item 2, the Company incurred restructuring charges of $2.1 million and $16.5 million during the three months ended June 30, 2021 and 2020, respectively, and $4.2 million and $23.0 million during the six months ended June 30, 2021 and 2020, respectively, related to workforce reductions made across the organization through both involuntary and voluntary reductions.
The Shoal Creek Mine remains idled as the Company continues activities to increase productivity, lower costs and improve yields from the operation in the future. The preparation plant upgrade project remains on schedule with completion expected in the middle of the third quarter of 2021. The Shoal Creek labor contract expired in April 2021, and negotiations with the workforce are ongoing.
The Metropolitan Mine full workforce returned to the mine in early May. Development work at the mine has been ongoing and longwall production restarted late in the second quarter of 2021, with a ramp up to planned production levels in the third quarter of 2021. The underground workforce enterprise agreement expired in January 2021 and after a period of ongoing negotiation, an application was made to terminate the underground labor agreement. That application is pending.
Subsequent to June 30, 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines to reduce its closed mine reclamation liabilities and associated costs. The Company is in process of assessing the financial impacts of the sales, but anticipates recording cumulative gains of $40 million to $50 million in the third quarter of 2021, with minimal cash consideration received.
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
Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended June 30, 2021 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2021 due to quality differentials and the majority of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2021 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	June 30, 2021
Premium HCC (1)	$194.00	$106.50	$137.84	$194.00
Premium PCI coal (1)	144.75	104.25	117.11	144.75
Newcastle index thermal coal (1)	132.42	90.89	107.79	132.42
API 5 thermal coal (1)	73.11	54.64	61.02	73.11
PRB 8,800 Btu/Lb coal (2)	12.50	11.95	12.06	12.50
Illinois Basin 11,500 Btu/Lb coal (2)	40.00	32.00	33.89	40.00
(1)    Prices expressed per tonne.
(2)    Prices expressed per ton.
Within the global coal industry, supply and demand disruptions were widespread as the COVID-19 pandemic forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread of COVID-19. The global coal industry data for the six months ended June 30, 2021 presented herein may not be indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration.

Within the seaborne metallurgical coal market, record steel production and tight coal availability have driven Australian spot prices to the highest level in two years. China’s unofficial ban on Australian coal remains in place and continues to support delivered China prices above those of all other markets. This is incentivizing producers in Russia, the U.S. and Canada to supply China with additional volumes, providing opportunities for Australia to supply customers typically serviced by these countries. COVID-19 remains an ongoing risk to seaborne metallurgical coal demand and has recently impacted import volumes to India and Japan.
Within the seaborne thermal coal market, tight supplies and elevated demand have driven Newcastle thermal coal pricing to levels not seen in over 10 years. China’s domestic thermal coal supply remains hampered by heightened safety inspections and mine suspensions. The relaxation of China’s import controls combined with tight domestic supply has pushed import demand higher. In addition, India’s thermal coal imports improved ahead of the monsoon season. However, supply response to elevated demand has been muted year-to-date, sending thermal coal prices higher.
In the United States, overall electricity demand increased 4% year-over-year, positively impacted by weather and the prior year economic impacts of COVID. Electricity generation from thermal coal has notably improved year-over-year as a result of higher natural gas prices and stronger overall electricity demand. This has positively impacted coal’s share of electricity generation, with a rise to approximately 22% for the six months ended June 30, 2021, while causing natural gas’s share to decline to approximately 36%. Stronger coal use has contributed to decreasing coal stockpile levels. Since December 2020, coal inventories have fallen by approximately 17 million tons. Through the six months ended June 30, 2021, utility consumption of PRB coal rose approximately 35% compared to the prior year period.
The Company’s revenues for the three months ended June 30, 2021 increased compared to the same period in 2020 ($96.7 million) primarily due to the impact of higher sales volumes and higher seaborne thermal pricing. Revenues for the six months ended June 30, 2021 decreased compared to the same period in 2020 ($98.2 million) primarily due to lower realized prices and lower sales volumes.
Results from continuing operations, net of income taxes for the three months ended June 30, 2021 increased compared to the same period in the prior year ($1,522.3 million) primarily due to the asset impairment charges recorded in the prior year period ($1,418.1 million) and the favorable revenue variance described above.
Results from continuing operations, net of income taxes for the six months ended June 30, 2021 increased compared to the same period in the prior year ($1,573.9 million) primarily due to the asset impairment charges recorded in the prior year period ($1,418.1 million), lower operating costs and expenses driven by the sales volume decline as well as production efficiencies and other cost improvements ($141.8 million) and lower depreciation, depletion and amortization ($48.9 million). These favorable variances were offset by the unfavorable revenue variance described above and increased interest expense ($30.4 million) primarily resulting from fees and higher borrowing rates related to new debt arrangements entered into during the first quarter of 2021.
Adjusted EBITDA for the three and six months ended June 30, 2021 reflected a year-over-year increase of $98.7 million and $123.0 million, respectively.
As of June 30, 2021, the Company’s available liquidity was approximately $564 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting the Company’s available liquidity.

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended June 30,		(Decrease ) Increase to Volumes		Six Months Ended June 30,		(Decrease ) Increase to Volumes
	2021	2020	Tons	%	2021	2020	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal Mining	4.1	4.6	(0.5)	(11)%	8.2	9.2	(1.0)	(11)%
Seaborne Metallurgical Mining	1.4	1.1	0.3	27%	2.4	3.1	(0.7)	(23)%
Powder River Basin Mining	22.5	17.9	4.6	26%	43.2	41.4	1.8	4%
Other U.S. Thermal Mining	3.9	3.8	0.1	3%	7.8	8.7	(0.9)	(10)%
Total tons sold from mining segments	31.9	27.4	4.5	16%	61.6	62.4	(0.8)	(1)%
Corporate and Other	0.9	0.9	—	—%	1.4	1.5	(0.1)	(7)%
Total tons sold	32.8	28.3	4.5	16%	63.0	63.9	(0.9)	(1)%
Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$46.92	$35.10	$11.82	34%	$45.15	$39.58	$5.57	14%
Seaborne Metallurgical	85.48	86.80	(1.32)	(2)%	86.31	92.61	(6.30)	(7)%
Powder River Basin	11.06	11.45	(0.39)	(3)%	11.04	11.40	(0.36)	(3)%
Other U.S. Thermal	40.70	39.81	0.89	2%	39.75	39.49	0.26	1%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$29.61	$29.19	$0.42	1%	$32.97	$30.56	$2.41	8%
Seaborne Metallurgical	104.24	120.72	(16.48)	(14)%	106.51	115.00	(8.49)	(7)%
Powder River Basin	9.04	9.26	(0.22)	(2)%	9.29	9.84	(0.55)	(6)%
Other U.S. Thermal	29.57	31.22	(1.65)	(5)%	29.47	31.31	(1.84)	(6)%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$17.31	$5.91	$11.40	193%	$12.18	$9.02	$3.16	35%
Seaborne Metallurgical	(18.76)	(33.92)	15.16	45%	(20.20)	(22.39)	2.19	10%
Powder River Basin	2.02	2.19	(0.17)	(8)%	1.75	1.56	0.19	12%
Other U.S. Thermal	11.13	8.59	2.54	30%	10.28	8.18	2.10	26%
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

Revenues
The following table presents revenues by reporting segment:

	Three Months Ended June 30,		Increase (Decrease) to Revenues		Six Months Ended June 30,		Increase (Decrease) to Revenues
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$194.1	$162.0	$32.1	20%	$370.5	$363.1	$7.4	2%
Seaborne Metallurgical Mining	121.0	91.6	29.4	32%	208.5	284.8	(76.3)	(27)%
Powder River Basin Mining	248.6	205.8	42.8	21%	477.0	472.4	4.6	1%
Other U.S. Thermal Mining	162.1	152.0	10.1	7%	311.4	344.3	(32.9)	(10)%
Corporate and Other	(2.4)	15.3	(17.7)	(116)%	7.3	8.3	(1.0)	(12)%
Revenues	$723.4	$626.7	$96.7	15%	$1,374.7	$1,472.9	$(98.2)	(7)%
Seaborne Thermal Mining. Segment revenues increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year due to favorable realized coal pricing (three months, $46.6 million; six months, $40.9 million), offset by unfavorable volume and mix variances (three months, $14.5 million; six months, $33.5 million).
Seaborne Metallurgical Mining. Segment revenues increased during the three months ended June 30, 2021 compared to the same period in the prior year due to favorable volume and mix variances ($33.2 million), partially offset by unfavorable realized coal pricing ($3.8 million). Segment revenues decreased during the six months ended June 30, 2021 compared to the same period in the prior year due to unfavorable volume and mix variances ($66.7 million) and unfavorable realized coal pricing ($9.6 million). The unfavorable volume variances resulted from the Shoal Creek Mine being idled through the first half of 2021, the Metropolitan Mine being idled through the first quarter of 2021 and the closure of the Millennium Mine during the second quarter of 2020. These unfavorable volume variances were partially offset by improved demand at the Coppabella and Moorvale Mines.
Powder River Basin Mining. Segment revenues increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily due to increased demand (three months, $47.3 million; six months, $15.8 million), partially offset by unfavorable realized coal pricing (three months, $4.5 million; six months, $11.2 million).
Other U.S. Thermal Mining. Segment revenues increased during the three months ended June 30, 2021 compared to the same period in the prior year due to favorable realized pricing ($5.9 million) and higher demand ($4.2 million). Segment revenues decreased during the six months ended June 30, 2021 compared to the same period in the prior year due to primarily due to lower demand ($38.0 million), partially offset by favorable realized pricing ($5.1 million).
Corporate and Other. Segment revenues decreased during the three months ended June 30, 2021 compared to the same period in the prior year primarily due to lower results from trading activities.

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended June 30,		Increase to Segment Adjusted EBITDA		Six Months Ended June 30,		Increase to Segment Adjusted EBITDA
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$71.4	$27.7	$43.7	158%	$99.9	$82.8	$17.1	21%
Seaborne Metallurgical Mining	(26.4)	(36.1)	9.7	27%	(48.8)	(68.8)	20.0	29%
Powder River Basin Mining	45.5	39.3	6.2	16%	75.6	64.7	10.9	17%
Other U.S. Thermal Mining	44.3	32.9	11.4	35%	80.5	71.4	9.1	13%
Corporate and Other	(12.7)	(40.4)	27.7	69%	(24.0)	(89.9)	65.9	73%
Adjusted EBITDA (1)	$122.1	$23.4	$98.7	422%	$183.2	$60.2	$123.0	204%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year as a result of higher realized net coal pricing (three months, $42.9 million; six months, $37.6 million) and cost improvements across the operations and product mix (three months, $27.2 million; six months, $33.6 million). The increases were partially offset by unfavorable foreign currency impacts (three months, $9.7 million; six months, $26.7 million) and unfavorable volume variances (three months, $9.7 million; six months, $23.4 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year due to favorable volume variances (three months, $18.0 million; six months, $13.4 million) and cost improvements at certain mines (three months, $12.0 million; six months, $42.0 million), offset by unfavorable foreign currency impacts (three months, $15.0 million; six months, $40.3 million).
Powder River Basin Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year due to favorable mine sequencing impacts (three months, $21.8 million; six months, $27.5 million) and favorable volume variances (three months, $9.9 million). The increases were offset by higher costs for materials, services, repairs and labor (three months, $12.5 million; six months, $5.9 million) and the unfavorable impacts of higher commodity pricing (three months, $10.3 million; six months, $10.2 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year due to favorable volume variances (three months, $15.0 million; six months, $16.9 million) and favorable mine sequencing impacts (three months, $10.0 million; six months, $9.9 million), offset by the unfavorable impacts of higher commodity pricing (three months, $7.9 million; six months, $9.5 million) and higher costs for materials, services, repairs and labor (three months, $7.3 million; six months, $4.9 million).

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended June 30,		Increase to Adjusted EBITDA		Six Months Ended June 30,		Increase (Decrease) to Adjusted EBITDA
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(4.1)	$(6.4)	$2.3	36%	$(6.4)	$(16.1)	$9.7	60%
Resource management activities (2)	3.9	0.8	3.1	388%	4.3	8.8	(4.5)	(51)%
Selling and administrative expenses	(21.4)	(25.2)	3.8	15%	(43.1)	(50.1)	7.0	14%
Other items, net (3)	8.9	(9.6)	18.5	193%	21.2	(32.5)	53.7	165%
Corporate and Other Adjusted EBITDA	$(12.7)	$(40.4)	$27.7	69%	$(24.0)	$(89.9)	$65.9	73%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $11.1 million and $8.8 million during the three months ended June 30, 2021 and 2020, respectively, and $22.8 million and $13.2 million during the six months ended June 30, 2021 and 2020, respectively.
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
The increase in Corporate and Other Adjusted EBITDA during the three and six months ended June 30, 2021 compared to the same periods in the prior year was driven by lower postretirement healthcare costs (three months, $11.2 million; six months, $22.4 million) primarily due to changes made to one of the Company’s postretirement health care benefit plans announced in 2020; lower containment and holding costs for the Company’s North Goonyella Mine (three months, $8.2 million; six months, $14.4 million); favorable trading results (six months, $11.8 million); a favorable variance in Middlemount’s results due to the combined impact of improved production and cost improvements; and favorable corporate hedging results (six months, $6.2 million).

Loss From Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended June 30,		Increase (Decrease) to Income		Six Months Ended June 30,		Increase (Decrease) to Income
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$122.1	$23.4	$98.7	422%	$183.2	$60.2	$123.0	204%
Depreciation, depletion and amortization	(77.1)	(88.3)	11.2	13%	(145.4)	(194.3)	48.9	25%
Asset retirement obligation expenses	(15.1)	(14.1)	(1.0)	(7)%	(31.0)	(31.7)	0.7	2%
Restructuring charges	(2.1)	(16.5)	14.4	87%	(4.2)	(23.0)	18.8	82%
Transaction costs related to joint ventures	—	(12.9)	12.9	100%	—	(17.1)	17.1	100%
Asset impairment	—	(1,418.1)	1,418.1	100%	—	(1,418.1)	1,418.1	100%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	0.5	0.4	0.1	25%	2.0	1.1	0.9	82%
Interest expense	(45.4)	(34.3)	(11.1)	(32)%	(97.8)	(67.4)	(30.4)	(45)%
Net gain on early debt extinguishment	11.8	—	11.8	n.m.	15.3	—	15.3	n.m.
Interest income	1.3	2.4	(1.1)	(46)%	2.8	5.5	(2.7)	(49)%
Unrealized (losses) gains on economic hedges	(23.7)	7.0	(30.7)	(439)%	(25.6)	4.8	(30.4)	(633)%
Unrealized (losses) gains on non-coal trading derivative contracts	(1.2)	2.8	(4.0)	(143)%	(8.8)	2.9	(11.7)	(403)%
Take-or-pay contract-based intangible recognition	1.1	2.7	(1.6)	(59)%	2.2	5.3	(3.1)	(58)%
Income tax benefit (provision)	4.8	0.2	4.6	2,300%	6.6	(2.8)	9.4	336%
Loss from continuing operations, net of income taxes	$(23.0)	$(1,545.3)	$1,522.3	99%	$(100.7)	$(1,674.6)	$1,573.9	94%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$(26.9)	$(20.5)	$(6.4)	(31)%	$(48.0)	$(42.7)	$(5.3)	(12)%
Seaborne Metallurgical Mining	(17.4)	(20.5)	3.1	15%	(33.9)	(45.3)	11.4	25%
Powder River Basin Mining	(10.3)	(28.3)	18.0	64%	(19.9)	(63.5)	43.6	69%
Other U.S. Thermal Mining	(16.0)	(15.6)	(0.4)	(3)%	(33.2)	(37.0)	3.8	10%
Corporate and Other	(6.5)	(3.4)	(3.1)	(91)%	(10.4)	(5.8)	(4.6)	(79)%
Total	$(77.1)	$(88.3)	$11.2	13%	$(145.4)	$(194.3)	$48.9	25%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its mining segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Seaborne Thermal Mining	$2.47	$2.08	$2.17	$1.99
Seaborne Metallurgical Mining	1.03	1.81	1.02	2.38
Powder River Basin Mining	0.24	0.80	0.24	0.79
Other U.S. Thermal Mining	1.17	0.96	1.15	1.02
Depreciation, depletion and amortization expense decreased during the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily due to the impact of the asset impairment recorded at the North Antelope Rochelle Mine during the second quarter of 2020 (three months, $18.8 million; six months, $44.0 million). The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the three and six months ended June 30, 2021 compared to the same periods in the prior year reflects the volume and mix variances which impacted the Company’s revenues as described above. The decrease in the weighted-average depletion rate per ton for the Powder River Basin Mining segment during the three and six months ended June 30, 2021 compared to the same periods in the prior year reflects the asset impairment recorded during the second quarter of 2020.
Restructuring Charges. Restructuring charges decreased during the three and six months ended June 30, 2021 compared to the same periods in the prior year as the result of workforce reductions made across the organization during the prior year.
Transaction Costs Related to Joint Ventures. The charges recorded during the prior year period related to the proposed PRB Colorado joint venture with Arch Resources, Inc. which was terminated during the third quarter of 2020.
Asset Impairment. During the three and six months ended June 30, 2020, the Company recognized $1,418.1 million in aggregate asset impairment charges related to the fair value of its North Antelope Rochelle Mine in its Powder River Basin Mining segment as discussed in Note 8. “Property, Plant, Equipment and Mine Development” to the accompanying unaudited condensed consolidated financial statements.
Interest Expense. Interest expense increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year as the result of a series of refinancing transactions completed by the Company during the first quarter of 2021 as described in Note 11. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Net Gain on Early Debt Extinguishment. The gain recognized during the three and six months ended June 30, 2021 was primarily related to debt retirements made through various open market purchases during the second quarter of 2021 and the senior notes exchange completed during the first quarter of 2021 as further discussed in Note 11. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
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
Income Tax Benefit (Provision). The increase in the income tax benefit for the three months ended June 30, 2021 compared to the same period in the prior year was primarily due to differences in forecasted taxable income and a decrease in the provision related to the remeasurement of foreign income tax accounts. The increase in the income tax benefit for the six months ended June 30, 2021 compared to the same period in the prior year was primarily due to differences in forecasted taxable income, partially offset by an increase in the provision related to the remeasurement of foreign income tax accounts. Refer to Note 10. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended June 30,		Increase to Income		Six Months Ended June 30,		Increase to Income
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(23.0)	$(1,545.3)	$1,522.3	99%	$(100.7)	$(1,674.6)	$1,573.9	94%
Loss from discontinued operations, net of income taxes	(2.3)	(2.3)	—	—%	(4.3)	(4.5)	0.2	4%
Net loss	(25.3)	(1,547.6)	1,522.3	98%	(105.0)	(1,679.1)	1,574.1	94%
Less: Net income (loss) attributable to noncontrolling interests	3.3	(3.4)	6.7	197%	3.7	(5.2)	8.9	171%
Net loss attributable to common stockholders	$(28.6)	$(1,544.2)	$1,515.6	98%	$(108.7)	$(1,673.9)	$1,565.2	94%
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended June 30,		Increase to EPS		Six Months Ended June 30,		Increase to EPS
	2021	2020	$	%	2021	2020	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.26)	$(15.76)	$15.50	98%	$(1.05)	$(17.12)	$16.07	94%
Loss from discontinued operations	(0.02)	(0.02)	—	—%	(0.04)	(0.04)	—	—%
Net loss attributable to common stockholders	$(0.28)	$(15.78)	$15.50	98%	$(1.09)	$(17.16)	$16.07	94%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 101.2 million and 97.9 million for the three months ended June 30, 2021 and 2020, respectively, and 99.8 million and 97.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(23.0)	$(1,545.3)	$(100.7)	$(1,674.6)
Depreciation, depletion and amortization	77.1	88.3	145.4	194.3
Asset retirement obligation expenses	15.1	14.1	31.0	31.7
Restructuring charges	2.1	16.5	4.2	23.0
Transaction costs related to joint ventures	—	12.9	—	17.1
Asset impairment	—	1,418.1	—	1,418.1
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.5)	(0.4)	(2.0)	(1.1)
Interest expense	45.4	34.3	97.8	67.4
Net gain on early debt extinguishment	(11.8)	—	(15.3)	—
Interest income	(1.3)	(2.4)	(2.8)	(5.5)
Unrealized losses (gains) on economic hedges	23.7	(7.0)	25.6	(4.8)
Unrealized losses (gains) on non-coal trading derivative contracts	1.2	(2.8)	8.8	(2.9)
Take-or-pay contract-based intangible recognition	(1.1)	(2.7)	(2.2)	(5.3)
Income tax (benefit) provision	(4.8)	(0.2)	(6.6)	2.8
Total Adjusted EBITDA	$122.1	$23.4	$183.2	$60.2
Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating costs and expenses	$611.4	$556.3	$1,194.0	$1,335.8
Unrealized (losses) gains on non-coal trading derivative contracts	(1.2)	2.8	(8.8)	2.9
Take-or-pay contract-based intangible recognition	1.1	2.7	2.2	5.3
Net periodic benefit (credit) costs, excluding service cost	(8.7)	2.7	(17.4)	5.5
Total Reporting Segment Costs	$602.6	$564.5	$1,170.0	$1,349.5

The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Seaborne Thermal Mining	$122.7	$134.3	$270.6	$280.3
Seaborne Metallurgical Mining	147.4	127.7	257.3	353.6
Powder River Basin Mining	203.1	166.5	401.4	407.7
Other U.S. Thermal Mining	117.8	119.1	230.9	272.9
Corporate and Other	11.6	16.9	9.8	35.0
Total Reporting Segment Costs	$602.6	$564.5	$1,170.0	$1,349.5
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.1	1.4	22.5	3.9

Revenues	$194.1	$121.0	$248.6	$162.1
Reporting Segment Costs	122.7	147.4	203.1	117.8
Adjusted EBITDA	$71.4	$(26.4)	$45.5	$44.3

Revenues per Ton	$46.92	$85.48	$11.06	$40.70
Costs per Ton	29.61	104.24	9.04	29.57
Adjusted EBITDA Margin per Ton	$17.31	$(18.76)	$2.02	$11.13

	Three Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.6	1.1	17.9	3.8

Revenues	$162.0	$91.6	$205.8	$152.0
Reporting Segment Costs	134.3	127.7	166.5	119.1
Adjusted EBITDA	$27.7	$(36.1)	$39.3	$32.9

Revenues per Ton	$35.10	$86.80	$11.45	$39.81
Costs per Ton	29.19	120.72	9.26	31.22
Adjusted EBITDA Margin per Ton	$5.91	$(33.92)	$2.19	$8.59

	Six Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	8.2	2.4	43.2	7.8

Revenues	$370.5	$208.5	$477.0	$311.4
Reporting Segment Costs	270.6	257.3	401.4	230.9
Adjusted EBITDA	$99.9	$(48.8)	$75.6	$80.5

Revenues per Ton	$45.15	$86.31	$11.04	$39.75
Costs per Ton	32.97	106.51	9.29	29.47
Adjusted EBITDA Margin per Ton	$12.18	$(20.20)	$1.75	$10.28

	Six Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	9.2	3.1	41.4	8.7

Revenues	$363.1	$284.8	$472.4	$344.3
Reporting Segment Costs	280.3	353.6	407.7	272.9
Adjusted EBITDA	$82.8	$(68.8)	$64.7	$71.4

Revenues per Ton	$39.58	$92.61	$11.40	$39.49
Costs per Ton	30.56	115.00	9.84	31.31
Adjusted EBITDA Margin per Ton	$9.02	$(22.39)	$1.56	$8.18
Free Cash Flow is defined as net cash used in operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Net cash used in operating activities	$(22.8)	$(53.1)
Net cash used in investing activities	(82.6)	(115.6)
Free Cash Flow	$(105.4)	$(168.7)
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

The CAA requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards (NAAQS) every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone standards promulgated in 2015, including current secondary standards, and subsequently promulgated final standards to this effect. Fifteen states and other petitioners have filed a petition for review of the rule in the D.C. Circuit. The litigation is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
The EPA also proposed in 2020 to retain the particulate matter (PM) standards last revised in 2012. On December 18, 2020, the EPA issued a final rule to retain both the primary annual and 24-hour PM standards for fine particulate matter (PM2.5) and the primary 24-hour standard for coarse particulate matter (PM10) and secondary PM10 standards. This rule has also been challenged in the D.C. Circuit by several states and environmental organizations. The case is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
More stringent PM or ozone standards would require new state implementation plans to be developed and filed with the EPA and may trigger additional control technology for mining equipment or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to other NAAQS for nitrogen dioxide (NO2) and sulfur dioxide (SO2), although there is no significant pending EPA rulemaking with respect to those pollutants.
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
The EPA subsequently proposed to repeal the CPP and in August 2018 issued a proposed rule to replace the CPP, with the Affordable Clean Energy (ACE) Rule. In June 2019, the EPA issued a combined package that finalized the CPP repeal rule as well as the replacement rule, ACE. The ACE rule sets emissions guidelines for greenhouse gas emissions from existing EGUs based on a determination that efficiency heat rate improvements constitute the Best System of Emission Reduction (BSER). The EPA’s final rule also revises certain regulations to give the states greater flexibility on the content and timing of their state plans.
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
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. In 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine particle pollution in other states. In 2016, the EPA published the final CSAPR Update Rule which imposed additional reductions in nitrogen oxide emissions beginning in 2017 in 22 states subject to CSAPR.
In October 2020, the EPA proposed a rule to address a previous D.C. Circuit remand of the CSAPR Update Rule. On March 15, 2021, the EPA signed a final rule which imposed further reductions of NOx emmissions in 12 states while determining that 9 states did not significantly contribute to downwind nonattainment and/or maintenance issues and therefore did not require additional emission reductions. In order to implement reductions in the 12 identified states, the EPA issued Federal Implementation Plans to lower state ozone season NOx budgets in 2021 to 2024, although limited emission trading can be used for compliance.
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
CWA Definition of “Waters of the United States”. In January 2020 the EPA and the Army Corps of Engineers (Corps) finalized the Navigable Waters Protection Rule to revise the definition of “Waters of the United States” and thereby establish the scope of federal regulatory authority under the CWA. The Navigable Waters Protection Rule is currently in effect in all fifty states, but on June 9, 2021, the EPA and the Corps announced their intent to initiate a new rulemaking proceeding to replace the rule with a new definition of “Waters of the United States.” Litigation over the 2020 Navigable Waters Protection Rule remains pending in several federal district courts.
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
Safe Work Australia (SWA). As part of a broader review of workplace exposure standards, SWA is currently considering a proposal to reduce the time weighted average (TWA) Workplace Exposure Standard (WES) for carbon dioxide (CO2) in Australian coal mines from 12,500 ppm to 5,000 ppm. Currently there is a separate TWA for CO2 in coal mines however SWA proposes to remove this to align with a general industry standard. If implemented, the change has the potential to affect underground mines operating in CO2 rich coal seams, including the primary coal seam of the Company’s Metropolitan Mine. Importantly, a minimum three-year transition period applies for any change to standards.
Environment Protection and Biodiversity Conservation Amendment (Standards and Assurance) Bill 2021. On February 25, 2021 the Commonwealth Government introduced the Environment Protection and Biodiversity Conservation Amendment (Standards and Assurance) Bill 2021 into Parliament, which proposes amendments to the Environment Protection and Biodiversity Conservation Act 1999 (EPBC Act) following the release of the Final Report of the Independent Review of the Act undertaken by Professor Graeme Samuel (the Samuel Review) that made 38 recommendations for short and long-term reforms, and ultimately calls for a complete overhaul of the existing legislative framework by 2022, to be undertaken in several tranches, with a strong focus on the setting of National Environmental Standards, assurance and compliance, data availability and management, and indigenous engagement. The bill responds to some of the recommendations for immediate reform made in the Samuel Review, and seeks to: establish a framework for the making, varying, revoking and application of National Environmental Standards; apply the National Environmental Standards to bilateral agreements with States and Territories; and establish an Environment Assurance Commissioner to monitor and audit bilateral agreements and other processes under the EPBC Act. The bill passed the Australian Parliament’s House of Representatives in June 2021 and will now be considered by the Australian Senate during its August sittings.
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
Global Climate
In the U.S., Congress has considered legislation addressing global climate issues and greenhouse gas emissions, but to date, no legislation directly affecting fossil fuel-fired powerplants has been signed into law. Congress did include climate legislation, the American Innovation and Manufacturing Act of 2020, within a large appropriations bill for the 2021 fiscal year. This legislation was enacted in December, 2020, and will require phasedown of the production and use of hydrofluorocarbons (HFCs) in the United States. While it is possible that the U.S. will adopt broader legislation in the future, the timing and specific requirements of any such legislation are uncertain.

In the absence of new U.S. federal legislation, the EPA has taken steps to regulate greenhouse gas emissions pursuant to the CAA. In response to the U.S. Supreme Court ruling in Massachusetts v. EPA, 549 U.S. 497 (2007) the EPA commenced several rulemaking projects as described under “Regulatory Matters - U.S.” As described above, however, the EPA’s rules affecting existing fossil-fuel fired power plants (i.e. the ACE Rule and the EPA’s repeal of the CPP) were vacated and remanded back to the EPA by the D.C. Circuit Court of Appeals. Greenhouse gas requirements for new, reconstructed and modified fossil fuel fired power plants remain in effect.
Several changes in the New Source Review (NSR) program, a permitting plan under the CAA for new source construction and major modifications, have also been issued through guidance and rulemaking as described under “Regulatory Matters – U.S.” in the Company’s Annual Report on Form 10-K. The NSR program provides for the pre-construction review of new, reconstructed and modified stationary sources and results in determinations concerning the emission control technology that must be installed and operated at a source. Clean Air Act standards, known as new source performance standards, generally serve as a “floor” level of control for sources subject to NSR review; the final level of control is determined through the permitting process. In certain cases, performance standards or controls regarding greenhouse gas emissions may be required through the NSR process.
At the same time, a number of states in the U.S. have adopted programs to regulate greenhouse gas emissions. For example, 10 northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont) entered into the Regional Greenhouse Gas Initiative (RGGI) in 2005, which is a mandatory cap-and-trade program to cap regional carbon dioxide emissions from power plants. Six mid-western states (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) and one Canadian province have entered into the Midwestern Regional Greenhouse Gas Reduction Accord (MGGRA) to establish voluntary regional greenhouse gas reduction targets and develop a voluntary multi-sector cap-and-trade system to help meet the targets. It has been reported that, while the MGGRA has not been formally suspended, the participating states are no longer pursuing it. Seven western states (Arizona, California, Montana, New Mexico, Oregon, Utah and Washington) and four Canadian provinces entered into the Western Climate Initiative (WCI) in 2008 to establish a voluntary regional greenhouse gas reduction goal and develop market-based strategies to achieve emissions reductions. However, in November 2011, the WCI announced that six states had withdrawn from the WCI, leaving California and four Canadian provinces as the remaining members. Of those five jurisdictions, only California and Quebec have adopted greenhouse gas cap-and-trade regulations to date and both programs have begun operating. Many of the states and provinces that left WCI, RGGI and MGGRA, along with many that continue to participate, have joined the new North America 2050 initiative, which seeks to reduce greenhouse gas emissions and create economic opportunities in ways not limited to cap-and-trade programs. Separately, California has committed through Executive Order B-55-18 and SB 100 to 100 percent “clean energy” by 2045 and the state of Washington has passed legislation to commit to carbon neutrality by 2050.
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
In January 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019. In April 2021, the U.S. announced its own Nationally Determined Contribution (NDC) with respect to the Paris Agreement. The NDC is voluntary and would aim to cut carbon dioxide output by 50% to 52% compared with 2005 levels by 2030. Recently, the U.S. has announced the goal of a completely emissions-free power grid by 2035, but has not provided specificity for a regulatory framework to achieve that goal. The Company anticipates a series of executive actions and/or orders from the current presidential administration aimed at curbing emission levels as well as associated rulemaking using the CAA and potentially other statutory authorities.
In October 2017, the Australian Federal Government released a plan aimed at delivering an affordable and reliable energy system that meets Australia’s international commitments to emissions reduction. The plan was referred to as the National Energy Guarantee (NEG) and was aimed at changing the National Electricity Market and associated legislative framework. The NEG was abandoned by the Australian government in September 2018. Following the outcome of the federal election in May 2019, the federal government confirmed it will not revive the former NEG policy. Instead, the government will pursue a new energy and climate change policy, which includes a $2 billion Australian dollars investment in projects to bring down Australia's greenhouse gas emissions. The Climate Solutions Fund is an extension of the former Emissions Reduction Fund. The government has confirmed that it remains committed to meeting Australia’s Paris Agreement targets but has not formally committed to net zero emissions by 2050 with the focus of energy policy on the use of technology to accelerate the development and commercialization of low and zero emissions technologies and driving down electricity prices.
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

Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, and selling and administrative expenses. The Company has also used cash for dividends, share repurchases and early debt retirements.
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
Liquidity
As of June 30, 2021, the Company’s cash balances totaled $548.3 million, including approximately $366 million held by U.S. subsidiaries and $153 million held by Australian subsidiaries, approximately $102 million of which was held by the subsidiaries that conduct the operations of its Wilpinjong Mine. The remaining cash balance was held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia.
The Company’s available liquidity declined from $728.7 million as of December 31, 2020 to $564.1 million as of June 30, 2021. Available liquidity, which excluded $13.6 million of restricted cash as of June 30, 2021, was comprised of the following:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Cash and cash equivalents	$548.3	$709.2
Credit facility availability	15.5	0.2
Accounts receivable securitization program availability	0.3	19.3
Total liquidity	$564.1	$728.7

Indebtedness
The Company’s total funded indebtedness (Indebtedness) as of June 30, 2021 and December 31, 2020 is presented in the table below.

Debt Instrument (defined below, as applicable)	June 30, 2021	December 31, 2020
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$29.5	$459.0
8.500% Senior Secured Notes due December 2024 (Peabody Notes)	156.3	—
10.000% Senior Secured Notes due December 2024 (Co-Issuer Notes)	193.9	—
6.375% Senior Secured Notes due March 2025 (2025 Notes)	482.6	500.0
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	206.0	—
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	368.6	388.2
Revolving credit facility	—	216.0
Finance lease obligations	32.3	27.3
Less: Debt issuance costs	(51.1)	(42.7)
	1,418.1	1,547.8
Less: Current portion of long-term debt	94.0	44.9
Long-term debt	$1,324.1	$1,502.9
The Company’s Indebtedness was significantly impacted subsequent to December 31, 2020 as a result of various agreements and transactions described below.
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
Organizational Realignment
In July and August 2020, the Company effected certain changes to its corporate structure in contemplation of a debt-for-debt exchange, which included, among other steps, the formation of certain wholly-owned subsidiaries (the Co-Issuers). In connection with the change in structure, the Company’s subsidiary which owns and operates its Wilpinjong Mine in Australia became a subsidiary of the Co-Issuers. The Co-Issuers and the Wilpinjong subsidiary were designated as unrestricted subsidiaries under the Company’s credit agreement (Credit Agreement) and its senior notes’ indenture (the Existing Indenture). In connection with these actions, the Company contributed $100.0 million to the Co-Issuers to provide the Wilpinjong Mine with operating liquidity and address its near-term capital needs.
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
Upon completion of the Refinancing Transactions, as defined below, other provisions of the Surety Agreement became effective. In particular, the Company granted second liens on $200.0 million of certain mining equipment and will post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the Participating Sureties. The collateral postings may also further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the Surety Agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Further, the Participating Sureties have agreed to a standstill through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025), during which time, the Participating Sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves or cancel any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties.

Refinancing Transactions
On January 29, 2021 (the Settlement Date), the Company completed a series of transactions (collectively, the Refinancing Transactions) to, among other things, provide it with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity and financial flexibility. The Refinancing Transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange and various amendments to its existing debt agreements, as summarized below.
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
As required under the Exchange Offer, the Company purchased $22.4 million of the Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest, during the first quarter of 2021 and recognized a related net gain on extinguishment of $3.5 million.
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
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement and the first lien net leverage ratio covenant was eliminated. The Company LC Agreement requires that the Company’s restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers, its subsidiaries and other unrestricted subsidiaries is excluded from the calculation. Liquidity calculated in this manner amounted to $444.9 million at June 30, 2021.

The indenture which governs the Peabody Notes and the Company LC Agreement allow the Company to make open market debt repurchases, subject to certain limitations, including, but not limited to: (i) the Company’s unrestricted subsidiaries’ liquidity must be greater than or equal to $200.0 million after giving effect to such repurchases and (ii) for every $4 of principal repurchased in any fiscal quarter, the Company must make an offer on a pro rata basis to purchase $1 of principal amount of debt from holders of the Peabody Notes and the priority lien obligations under the Company LC Agreement within 30 days of the end of such fiscal quarter at a price equal to the weighted average repurchase price paid over that quarter (Mandatory Repurchase Offer).
Other Debt Financing
The Refinancing Transactions did not significantly impact the Company’s existing senior secured term loan under the Credit Facility (Senior Secured Term Loan), or its $500.0 million of 6.375% senior secured notes due March 2025 (2025 Notes), but these debt instruments were impacted by subsequent financing transactions described below. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025. The senior secured notes require semi-annual interest payments each March 31 and September 30 until maturity.
The Company’s debt agreements impose various restrictions and limits on certain categories of payments that the Company may make, such as those for dividends, investments, and stock repurchases. The Company is also subject to customary affirmative and negative covenants. The Company was compliant with all covenants under its debt agreements including the minimum liquidity covenant under the Company LC Agreement at June 30, 2021.
Subsequent Financing Transactions
Subsequent to the Refinancing Transactions, the Company completed a series of financing transactions intended to improve its capital structure.
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. Such sales are allowed using methods permissible under Rule 415 of the Securities Act. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated June 4, 2021, relating to the offer and sale of the shares. During the three months ended June 30, 2021, the Company sold approximately 8.1 million shares for net cash proceeds of $65.1 million. Subsequent to June 30, 2021, the Company settled sales of an additional 2.7 million shares for net proceeds of $21.5 million.
During the three months ended June 30, 2021, the Company retired $18.0 million of Peabody Notes, $17.4 million of 2025 Notes and $17.8 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $39.2 million. The Company recorded a gain on early debt extinguishment of $11.9 million, net of debt issuance costs and original issue discount related to the retired debt of $2.1 million.
Also during the three months ended June 30, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes in which the Company issued an aggregate 4.5 million shares of its common stock in exchange for $30.9 million aggregate principal amount of the 2022 Notes. Based upon the fair value of the Company’s common stock at the respective settlement dates, the Company recorded a net loss on early debt extinguishment of $0.1 million in connection with the transactions. The issuance of shares of common stock in exchange for the 2022 Notes was exempt from registration under the Securities Act, on the basis that the exchange was completed with existing holders of the Company’s securities, and no commission or other remuneration was paid or given for soliciting the exchange.
The Company also reached agreements to retire an additional $49.5 million of aggregate principal, which will settle subsequent to June 30, 2021. This included $44.0 million of its Senior Secured Term Loan due 2025 and $1.5 million of 2025 Notes through similar open market purchases for an aggregate cost of $30.2 million, and by issuing an aggregate 0.5 million shares of its common stock in exchange for $4.0 million aggregate principal amount of the 2022 Notes in a similar manner noted above. Such amounts are reflected within the current portion of long-term debt in the accompanying condensed consolidated balance sheets at June 30, 2021.
As a result of the Company’s open market purchases of its debt during the three months ended June 30, 2021, on July 7, 2021, the Company announced a Mandatory Repurchase Offer of up to $13.3 million of its 2024 Peabody Notes, at 73.840% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offers expire on August 6, 2021, unless extended by the Company.

Considering the Refinancing Transactions and the subsequent financing transactions described above, the Company expects to incur approximately $190 million of interest expense, including approximately $40 million of non-cash interest expense, during the year ended December 31, 2021.
Accounts Receivable Securitization Program
As described in Note 16. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017 which currently matures in 2022. The Company intends to renew the facility prior to maturity. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At June 30, 2021, the Company had no outstanding borrowings and $125.5 million of letters of credit issued under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company had $13.6 million of cash collateral posted under the Securitization Program at June 30, 2021 due to outstanding letters of credit temporarily exceeding the balance of eligible receivables at quarter-end.
Capital Requirements
For 2021, the Company is targeting capital expenditures of approximately $200 million, which includes approximately $100 million for ongoing extension projects primarily related to its Seaborne Thermal Mining segment. The Company has no substantial future payment requirements under U.S. federal coal reserve leases.
Contractual Obligations
There were no material changes to the Company’s contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the six months ended June 30, 2021 and 2020, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Net cash used in operating activities	$(22.8)	$(53.1)
Net cash used in investing activities	(82.6)	(115.6)
Net cash (used in) provided by financing activities	(41.9)	285.0
Net change in cash, cash equivalents and restricted cash	(147.3)	116.3
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2
Cash, cash equivalents and restricted cash at end of period	$561.9	$848.5

Net cash used in operating activities	$(22.8)	$(53.1)
Net cash used in investing activities	(82.6)	(115.6)
Free Cash Flow	$(105.4)	$(168.7)

Operating Activities. The decrease in net cash used in operating activities for the six months ended June 30, 2021 compared to the same period in the prior year was driven by a year-over-year increase in cash generated by Company’s mining operations, partially offset by an unfavorable change in net cash flows associated with its working capital ($67.2 million).
Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2021 compared to the same period in the prior year was driven by lower advances to related parties and joint ventures, on a net basis ($34.8 million).
Financing Activities. The decrease in net cash provided by financing activities for the six months ended June 30, 2021 compared to the same period in the prior year was driven by $300.0 million of revolving loan borrowings in the prior year, higher repayments of debt principal ($73.2 million) and payments for deferred financing costs ($22.5 million) in the current year, partially offset by $65.1 million proceeds from the issuance of common stock in the current year.
Off-Balance-Sheet Arrangements
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2021, such instruments included $1,555.0 million of surety bonds and $435.4 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its condensed consolidated balance sheets.
As of June 30, 2021, the Company was party to financial instruments with off-balance-sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,379.0	$42.1	$87.3	$30.9	$15.7	$1,555.0
Letters of credit outstanding under letter of credit facility	206.0	90.4	7.1	5.0	—	308.5
Letters of credit outstanding under accounts receivable securitization program	104.5	16.6	4.4	—	—	125.5
Other letters of credit	—	1.4	—	—	—	1.4
	1,689.5	150.5	98.8	35.9	15.7	1,990.4
Less: Letters of credit in support of surety bonds (4)	(303.8)	(29.7)	—	(1.2)	—	(334.7)
Less: Cash collateral in support of surety bonds (4)	(15.0)	—	—	—	—	(15.0)
Obligations supported, net	$1,370.7	$120.8	$98.8	$34.7	$15.7	$1,640.7
(1)    Obligations include pension and healthcare plans, workers’ compensation, and property and casualty insurance
(2)    Obligations pertain to customer and vendor contracts
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers. The Company has also posted $5.2 million in incremental collateral directly with the beneficiary that is not supported by a surety bond.
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
At June 30, 2021, the Company had total asset retirement obligations of $741.8 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
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
At June 30, 2021, the Company identified certain assets with an aggregate carrying value of approximately $1.2 billion in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets for recoverability as of June 30, 2021 and determined that no impairment charges were necessary as of that date.
The Company’s critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s critical accounting policies remain unchanged at June 30, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2021, the Company had currency options outstanding with an aggregate notional amount of $580.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending March 31, 2022. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $130 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at June 30, 2021, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $104 million for the next twelve months.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of June 30, 2021, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
The Company expects to consume 75 to 85 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $20 million based on its expected usage.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
The Company suspended dividends in 2020. As more fully described within “Liquidity and Capital Resources” of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the fourth quarter of 2020, the Company entered into transaction support agreements with its surety bond providers which prohibit the payment of dividends through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025) unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in its credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to pay cash dividends.
Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program). On April 25, 2018, the Company announced that the Board authorized the expansion of the Repurchase Program to $1.0 billion. On October 30, 2018, the Company announced that the Board authorized an additional expansion of the Repurchase Program to $1.5 billion. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2021, the Company has repurchased 41.5 million shares of its common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
The Company suspended share repurchases in 2019, and similar to the payment of dividends as described above, the same agreements with its surety bond providers prohibit share repurchases through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025) unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in its credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to repurchase shares. Prior to the suspension, repurchases were made at the Company’s discretion. The specific timing, price and size of purchases depended upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time the repurchases were made.
Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. Such sales are allowed using methods permissible under Rule 415 of the Securities Act. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated June 4, 2021, relating to the offer and sale of the shares. During the three months ended June 30, 2021, the Company sold approximately 8.1 million shares for net cash proceeds of $65.1 million. Subsequent to June 30, 2021, the Company settled sales of an additional 2.7 million shares for net proceeds of $21.5 million.
Also during the three months ended June 30, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes in which the Company issued an aggregate 4.5 million shares of its common stock in exchange for $30.9 million aggregate principal amount of the 2022 Notes. The issuance of shares of common stock in exchange for the 2022 Notes was exempt from registration under the Securities Act, on the basis that the exchange was completed with existing holders of the Company’s securities, and no commission or other remuneration was paid or given for soliciting the exchange. Subsequent to June 30, 2021, the Company issued an aggregate 0.5 million shares of its common stock in exchange for $4.0 million aggregate principal amount of the 2022 Notes in a similar manner as noted above.
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2021	2,649	$3.01	—	$160.5
May 1 through May 31, 2021	295	6.63	—	160.5
June 1 through June 30, 2021	96,549	7.41	—	160.5
Total	99,493	7.29	—
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
Item 6. Exhibits.
See Exhibit Index on following pages.

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

PEABODY ENERGY CORPORATION
Date:	August 6, 2021	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)