Form 10-Q
period 2021-09-30
PEABODY ENERGY CORP
filed 2021-11-05
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 127.4 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at November 2, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share data)
Revenues	$679.0	$671.0	$2,053.7	$2,143.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	649.4	550.9	1,843.4	1,886.7
Depreciation, depletion and amortization	77.9	72.2	223.3	266.5
Asset retirement obligation expenses	14.3	14.3	45.3	46.0
Selling and administrative expenses	21.1	27.2	64.2	77.3
Restructuring charges	1.7	8.1	5.9	31.1
Transaction costs related to joint ventures	—	6.0	—	23.1
Other operating (income) loss:
Net gain on disposals	(25.8)	(2.5)	(28.2)	(10.4)
Asset impairment	—	—	—	1,418.1
(Income) loss from equity affiliates	(15.8)	10.6	(11.4)	25.7
Operating loss	(43.8)	(15.8)	(88.8)	(1,620.2)
Interest expense	45.5	34.9	143.3	102.3
Net gain on early debt extinguishment	(16.0)	—	(31.3)	—
Interest income	(1.4)	(1.6)	(4.2)	(7.1)
Net periodic benefit (credit) costs, excluding service cost	(8.6)	2.8	(26.0)	8.3
Net mark-to-market adjustment on actuarially determined liabilities	—	13.0	—	13.0
Loss from continuing operations before income taxes	(63.3)	(64.9)	(170.6)	(1,736.7)
Income tax (benefit) provision	(3.7)	(0.1)	(10.3)	2.7
Loss from continuing operations, net of income taxes	(59.6)	(64.8)	(160.3)	(1,739.4)
Income (loss) from discontinued operations, net of income taxes	24.3	(2.3)	20.0	(6.8)
Net loss	(35.3)	(67.1)	(140.3)	(1,746.2)
Less: Net income (loss) attributable to noncontrolling interests	8.9	0.1	12.6	(5.1)
Net loss attributable to common stockholders	$(44.2)	$(67.2)	$(152.9)	$(1,741.1)

Loss from continuing operations:
Basic loss per share	$(0.60)	$(0.66)	$(1.65)	$(17.76)
Diluted loss per share	$(0.60)	$(0.66)	$(1.65)	$(17.76)
Net loss attributable to common stockholders:
Basic loss per share	$(0.38)	$(0.69)	$(1.46)	$(17.83)
Diluted loss per share	$(0.38)	$(0.69)	$(1.46)	$(17.83)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net loss	$(35.3)	$(67.1)	$(140.3)	$(1,746.2)
Postretirement plans (net of $0.0 tax provisions in each period)	(11.0)	172.3	(33.0)	167.9
Foreign currency translation adjustment	(0.8)	2.5	(1.2)	1.8
Other comprehensive (loss) income, net of income taxes	(11.8)	174.8	(34.2)	169.7
Comprehensive (loss) income	(47.1)	107.7	(174.5)	(1,576.5)
Less: Net income (loss) attributable to noncontrolling interests	8.9	0.1	12.6	(5.1)
Comprehensive (loss) income attributable to common stockholders	$(56.0)	$107.6	$(187.1)	$(1,571.4)

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2021	December 31, 2020
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$587.0	$709.2
Accounts receivable, net of allowance for credit losses of $0.0 at September 30, 2021 and December 31, 2020	276.0	244.8
Inventories	224.5	261.6
Other current assets	223.8	204.7
Total current assets	1,311.3	1,420.3
Property, plant, equipment and mine development, net	2,952.0	3,051.1
Operating lease right-of-use assets	38.4	49.9
Investments and other assets	140.8	140.9
Deferred income taxes	—	4.9
Total assets	$4,442.5	$4,667.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$59.5	$44.9
Accounts payable and accrued expenses	761.7	745.7
Total current liabilities	821.2	790.6
Long-term debt, less current portion	1,268.7	1,502.9
Deferred income taxes	13.0	35.0
Asset retirement obligations	641.9	650.5
Accrued postretirement benefit costs	402.2	413.2
Operating lease liabilities, less current portion	31.6	42.1
Other noncurrent liabilities	221.6	251.5
Total liabilities	3,400.2	3,685.8
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 165.3 shares issued and 122.3 shares outstanding as of September 30, 2021 and 140.5 shares issued and 97.8 shares outstanding as of December 31, 2020	1.6	1.4
Additional paid-in capital	3,605.1	3,364.6
Treasury stock, at cost — 43.0 and 42.7 common shares as of September 30, 2021 and December 31, 2020	(1,370.2)	(1,368.9)
Accumulated deficit	(1,426.2)	(1,273.3)
Accumulated other comprehensive income	171.6	205.8
Peabody Energy Corporation stockholders’ equity	981.9	929.6
Noncontrolling interests	60.4	51.7
Total stockholders’ equity	1,042.3	981.3
Total liabilities and stockholders’ equity	$4,442.5	$4,667.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(140.3)	$(1,746.2)
(Income) loss from discontinued operations, net of income taxes	(20.0)	6.8
Loss from continuing operations, net of income taxes	(160.3)	(1,739.4)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation, depletion and amortization	223.3	266.5
Noncash interest expense, net	15.2	12.0
Deferred income taxes	(22.0)	0.1
Noncash share-based compensation	5.6	9.9
Asset impairment	—	1,418.1
Net gain on disposals	(28.2)	(10.4)
Net gain on early debt extinguishment	(31.3)	—
(Income) loss from equity affiliates	(11.4)	25.7
Foreign currency option contracts	5.3	(5.2)
Changes in current assets and liabilities:
Accounts receivable	(31.1)	136.6
Inventories	37.1	11.9
Other current assets	(11.1)	0.3
Accounts payable and accrued expenses	42.5	(136.3)
Collateral arrangements	(5.0)	—
Asset retirement obligations	17.4	12.2
Workers’ compensation obligations	—	(1.3)
Postretirement benefit obligations	(43.9)	(6.1)
Pension obligations	(1.8)	0.3
Other, net	0.2	(4.6)
Net cash provided by (used in) continuing operations	0.5	(9.7)
Net cash used in discontinued operations	(18.9)	(22.4)
Net cash used in operating activities	(18.4)	(32.1)

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(123.6)	(131.9)
Changes in accrued expenses related to capital expenditures	(3.3)	(14.9)
Proceeds from disposal of assets, net of receivables	12.7	15.4
Contributions to joint ventures	(363.8)	(275.2)
Distributions from joint ventures	350.3	271.0
Advances to related parties	(0.4)	(23.1)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	8.4	—
Other, net	—	(0.7)
Net cash used in investing activities	(119.7)	(159.4)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	360.0
Repayments of long-term debt	(133.6)	(81.0)
Payment of debt issuance and other deferred financing costs	(22.5)	—
Proceeds from common stock issuances, net of costs	177.2	—
Repurchase of employee common stock relinquished for tax withholding	(1.3)	(1.6)
Distributions to noncontrolling interests	(3.9)	(3.5)
Net cash provided by financing activities	15.9	273.9
Net change in cash, cash equivalents and restricted cash	(122.2)	82.4
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2
Cash, cash equivalents and restricted cash at end of period	$587.0	$814.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Common Stock
Balance, beginning of period	$1.5	$1.4	$1.4	$1.4
Common stock issuances, net of costs	0.1	—	0.2	—
Balance, end of period	1.6	1.4	1.6	1.4
Additional paid-in capital
Balance, beginning of period	3,463.8	3,357.2	3,364.6	3,351.1
Share-based compensation for equity-classified awards	1.7	3.8	5.6	9.9
Common stock issued in exchange for debt retirement	27.7	—	58.2	—
Common stock issuances, net of costs	111.9	—	176.7	—
Balance, end of period	3,605.1	3,361.0	3,605.1	3,361.0
Treasury stock
Balance, beginning of period	(1,370.2)	(1,368.9)	(1,368.9)	(1,367.3)
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.3)	(1.6)
Balance, end of period	(1,370.2)	(1,368.9)	(1,370.2)	(1,368.9)
(Accumulated deficit) retained earnings
Balance, beginning of period	(1,382.0)	(1,076.9)	(1,273.3)	597.0
Net loss attributable to common stockholders	(44.2)	(67.2)	(152.9)	(1,741.1)
Balance, end of period	(1,426.2)	(1,144.1)	(1,426.2)	(1,144.1)
Accumulated other comprehensive income
Balance, beginning of period	183.4	26.5	205.8	31.6
Postretirement plans (net of $0.0 tax provisions in each period)	(11.0)	172.3	(33.0)	167.9
Foreign currency translation adjustment	(0.8)	2.5	(1.2)	1.8
Balance, end of period	171.6	201.3	171.6	201.3
Noncontrolling interests
Balance, beginning of period	55.3	50.0	51.7	58.7
Net income (loss) attributable to noncontrolling interests	8.9	0.1	12.6	(5.1)
Distributions to noncontrolling interests	(3.8)	—	(3.9)	(3.5)
Balance, end of period	60.4	50.1	60.4	50.1
Total stockholders’ equity	$1,042.3	$1,100.8	$1,042.3	$1,100.8
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2020 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2021.
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

	Three Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$41.1	$—	$247.3	$181.0	$—	$469.4
Export	219.4	—	—	2.2	—	221.6
Total thermal	260.5	—	247.3	183.2	—	691.0
Metallurgical coal
Export	—	176.8	—	—	—	176.8
Total metallurgical	—	176.8	—	—	—	176.8
Other (2)	0.2	2.7	(0.2)	1.4	(192.9)	(188.8)
Revenues	$260.7	$179.5	$247.1	$184.6	$(192.9)	$679.0

	Three Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.1	$—	$264.3	$172.8	$—	$474.2
Export	125.7	—	—	—	—	125.7
Total thermal	162.8	—	264.3	172.8	—	599.9
Metallurgical coal
Export	—	78.4	—	—	—	78.4
Total metallurgical	—	78.4	—	—	—	78.4
Other (2)	0.2	0.4	0.5	7.0	(15.4)	(7.3)
Revenues	$163.0	$78.8	$264.8	$179.8	$(15.4)	$671.0

	Nine Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$132.7	$—	$724.5	$487.8	$—	$1,345.0
Export	497.7	—	—	3.4	—	501.1
Total thermal	630.4	—	724.5	491.2	—	1,846.1
Metallurgical coal
Domestic	—	2.7	—	—	—	2.7
Export	—	381.1	—	—	—	381.1
Total metallurgical	—	383.8	—	—	—	383.8
Other (2)	0.8	4.2	(0.4)	4.8	(185.6)	(176.2)
Revenues	$631.2	$388.0	$724.1	$496.0	$(185.6)	$2,053.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$111.9	$—	$736.7	$501.5	$—	$1,350.1
Export	412.9	—	—	—	—	412.9
Total thermal	524.8	—	736.7	501.5	—	1,763.0
Metallurgical coal
Export	—	362.3	—	—	—	362.3
Total metallurgical	—	362.3	—	—	—	362.3
Other (2)	1.3	1.3	0.5	22.6	(7.1)	18.6
Revenues	$526.1	$363.6	$737.2	$524.1	$(7.1)	$2,143.9
(1)    Corporate and Other revenue includes net losses related to unrealized mark-to-market adjustments on derivatives related to forecasted sales and other financial trading activity of $238.4 million and $16.1 million during the three months ended September 30, 2021 and 2020, respectively, and $263.2 million and $13.7 million during the nine months ended September 30, 2021 and 2020, respectively. Refer to Note 7. “Derivatives and Fair Value Measurements” for additional information. Also included in Corporate and Other revenue are revenues with customers of $55.5 million and $97.3 million during the three and nine months ended September 30, 2021, respectively, and ($13.0) million and ($32.1) million during the three and nine months ended September 30, 2020, respectively.
(2)    Other includes revenues from arrangements such as customer contract-related payments associated with volume shortfalls, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals.
The Company recorded revenue related to delivered coal to customers of approximately $923 million and $665 million during the three months ended September 30, 2021 and 2020, respectively, and approximately $2,327 million and $2,093 million during the nine months ended September 30, 2021 and 2020, respectively. Such amounts exclude unrealized and realized gains and losses on derivative contracts related to forecasted sales and certain other revenues unrelated to delivered coal.
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to September 30, 2021 of approximately $4.6 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at September 30, 2021. Approximately 42% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Trade receivables, net	$237.2	$180.9
Miscellaneous receivables, net	38.8	63.9
Accounts receivable, net	$276.0	$244.8
Trade receivables, net included no allowance for credit losses as of both September 30, 2021 and December 31, 2020. Miscellaneous receivables, net included no allowance for credit losses as of both September 30, 2021 and December 31, 2020. Charges for credit losses of less than $0.1 million were recognized during the nine months ended September 30, 2021. No charges for credit losses were recognized during the three months ended September 30, 2021 and 2020 or during the nine months ended September 30, 2020.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In the third quarter of 2021, the Company executed the sale of the closed Wilkie Creek Mine, which reduced its closed mine reclamation liabilities and associated costs. Refer to Note 14. “Other Events” for additional information associated with the Company’s sale of the Wilkie Creek Mine.
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Income (loss) from discontinued operations, net of income taxes	$24.3	$(2.3)	$20.0	$(6.8)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$43.8	$62.3
Other noncurrent liabilities	66.0	91.4
Total liabilities classified as discontinued operations	$109.8	$153.7
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $89.7 million and $90.1 million at September 30, 2021 and December 31, 2020, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
(5)     Inventories
Inventories as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Materials and supplies	$98.3	$102.6
Raw coal	53.5	70.5
Saleable coal	72.7	88.5
Total	$224.5	$261.6
Materials and supplies inventories presented above have been shown net of reserves of $9.8 million and $10.4 million as of September 30, 2021 and December 31, 2020, respectively.
(6) Equity Method Investments
The Company had total equity method investments and financing receivables of $26.8 million and $24.6 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “(Income) loss from equity affiliates” in the unaudited condensed consolidated statements of operations were gains related to Middlemount of $15.8 million and $11.4 million during the three and nine months ended September 30, 2021, respectively, and losses of $10.6 million and $25.7 million during the three and nine months ended September 30, 2020, respectively.
The Company received cash payments from Middlemount of $7.6 million during the nine months ended September 30, 2021. No payments were received from from Middlemount during the nine months ended September 30, 2020.
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. At September 30, 2021, the revolving loan limit was $160 million Australian dollars and the Revolving Loans were not fully drawn upon by Middlemount. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2021. The value of the portion of the Revolving Loans due to the Company’s Australian subsidiary was $35.7 million and $46.2 million as of September 30, 2021 and December 31, 2020, respectively, with the decrease during the nine months ended September 30, 2021 primarily attributable to payments made by Middlemount.
As of both September 30, 2021 and December 31, 2020, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.

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
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of September 30, 2021.
Foreign Currency Option Contracts
As of September 30, 2021, the Company had currency options outstanding with an aggregate notional amount of $595.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending June 30, 2022. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.77 to $0.81 over the nine-month period ending June 30, 2022.
Derivative Contracts Related to Forecasted Sales
As of September 30, 2021, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 2.9 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 2.1 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 1.4 million tonnes will settle in 2022 and 0.7 million tonnes will settle in 2023 at expected average pricing of approximately $84 per tonne (Newcastle index). The remaining 0.8 million tonnes aggregate notional volume related to other coal financial contracts will settle in the fourth quarter of 2021 (0.2 million tonnes) and 2022 (0.6 million tonnes). Additionally, the Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
During the three months ended September 30, 2021, the Company recorded an unrealized mark-to-market loss of $238.4 million on these coal derivative contracts, which includes approximately $183 million of unrealized mark-to-market losses on financial derivatives, and approximately $55 million on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of September 30, 2021.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	September 30, 2021		December 31, 2020 (1)
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$1.1	$—	$10.3	$—
Derivative contracts related to forecasted sales	113.0	(385.2)	16.7	(24.7)
Financial trading contracts	1.5	—	0.4	—
Total derivatives	115.6	(385.2)	27.4	(24.7)
Effect of counterparty netting	(113.0)	113.0	(16.2)	16.2
Variation margin (received) posted	(1.5)	215.8	(0.3)	6.8
Net derivatives and variation margin as classified in the balance sheets	$1.1	$(56.4)	$10.9	$(1.7)
(1)    Certain comparative amounts have been reclassified to conform with the 2021 presentation. The reclassifications do not impact the prior year presentation of the accompanying condensed consolidated balance sheets.
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of September 30, 2021, the Company had posted $239.6 million aggregate margin cash, consisting of $214.3 million variation margin cash and $25.3 million initial margin. As of December 31, 2020, the Company had posted $9.5 million aggregate margin cash, consisting of $6.5 million variation margin cash and $3.0 million initial margin.
The net amount of asset derivatives, net of variation margin, are included in “Other current assets” and the net amount of liability derivatives, net of variation margin, are included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets. The amounts of initial margin are not included with the derivatives presented in the tabular disclosures above and are included in “Other current assets” in the accompanying condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings. The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives and their classification within the accompanying unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Three Months Ended September 30, 2021
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(1.0)	$(1.6)	$0.6
Derivative contracts related to forecasted sales	Revenues	(251.5)	(13.1)	(238.4)
Financial trading contracts	Revenues	0.7	0.7	—
Total		$(251.8)	$(14.0)	$(237.8)

		Three Months Ended September 30, 2020 (1)
		Total gain (loss) recognized in income	Gain (loss) realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$3.9	$3.2	$0.7
Derivative contracts related to forecasted sales	Revenues	(3.3)	12.8	(16.1)
Financial trading contracts	Revenues	(0.2)	(0.2)	—
Total		$0.4	$15.8	$(15.4)

		Nine Months Ended September 30, 2021
		Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.3)	$3.0	$(8.3)
Derivative contracts related to forecasted sales	Revenues	(292.1)	(28.1)	(264.0)
Financial trading contracts	Revenues	1.4	0.6	0.8
Total		$(296.0)	$(24.5)	$(271.5)

		Nine Months Ended September 30, 2020 (1)
		Total gain (loss) recognized in income	Gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$5.2	$1.6	$3.6
Derivative contracts related to forecasted sales	Revenues	19.6	30.9	(11.3)
Financial trading contracts	Revenues	(0.5)	1.9	(2.4)
Total		$24.3	$34.4	$(10.1)
(1)    2020 ‘gain/(loss) realized in income on derivatives’ has been revised to exclude revenues arising from coal deliveries earned by the Company’s trading and brokerage function of ($13.0) million and ($32.1) million for the three and nine month periods ending September 30, 2020, respectively, to be comparable to the presentation of the 2021 amounts.
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
The following tables set forth the hierarchy of the Company’s net (liability) asset positions for which fair value is measured on a recurring basis. As noted below, variation margin cash associated with the derivative balances is excluded from this table.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.1	$—	$1.1
Derivative contracts related to forecasted sales	—	(272.2)	—	(272.2)
Financial trading contracts	—	1.5	—	1.5
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(269.6)	$4.0	$(265.6)

	December 31, 2020 (1)
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$10.3	$—	$10.3
Derivative contracts related to forecasted sales	—	(7.9)	—	(7.9)
Financial trading contracts	—	0.4	—	0.4
Equity securities	—	—	4.0	4.0
Total net assets	$—	$2.8	$4.0	$6.8
(1)    December 31, 2020 ‘total net assets’ has been revised to exclude $6.5 million variation margin cash for comparability to 2021 presentation. Variation margin cash was $214.3 million as of September 30, 2021.
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
•Derivative contracts related to forecasted sales and financial trading contracts are generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2) except when credit and non-performance risk is considered to be a significant input (greater than 10% of fair value), then the Company classifies as Level 3.
•Investments in equity securities are based on observed prices in an inactive market (Level 3).
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2021 and December 31, 2020:
•Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, margining cash, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.
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

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Total debt at par value	$1,373.8	$1,591.3
Less: Unamortized debt issuance costs and original issue discount	(45.6)	(43.5)
Net carrying amount	$1,328.2	$1,547.8

Estimated fair value	$1,236.3	$987.6
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
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2021 and 2020. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(8) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2021 and December 31, 2020 is set forth in the table below:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Land and coal interests	$2,470.9	$2,482.9
Buildings and improvements	543.6	481.0
Machinery and equipment	1,436.0	1,408.5
Less: Accumulated depreciation, depletion and amortization	(1,498.5)	(1,321.3)
Property, plant, equipment and mine development, net	$2,952.0	$3,051.1
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
No asset impairment charges were recorded during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020.
The Company has identified certain assets with an aggregate carrying value of approximately $1.1 billion at September 30, 2021 in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of September 30, 2021 and determined that no impairment charges were necessary as of that date.

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
The components of lease expense during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$4.6	$6.3	$15.3	$23.3
Short-term lease cost	4.1	10.2	10.5	31.7
Variable lease cost	1.0	1.1	2.0	3.7
Sublease income	(0.5)	—	(1.5)	—
Total operating lease cost	$9.2	$17.6	$26.3	$58.7

Finance lease cost:
Amortization of right-of-use assets	$1.6	$0.8	$3.7	$5.2
Interest on lease liabilities	0.8	0.2	2.0	0.5
Total finance lease cost	$2.4	$1.0	$5.7	$5.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$38.4	$49.9

Accounts payable and accrued expenses	$17.0	$24.5
Operating lease liabilities, less current portion	31.6	42.1
Total operating lease liabilities	$48.6	$66.6

Finance leases:
Property, plant, equipment and mine development	$31.3	$20.4
Accumulated depreciation	(5.8)	(2.5)
Property, plant, equipment and mine development, net	$25.5	$17.9

Current portion of long-term debt	$15.5	$21.5
Long-term debt, less current portion	14.9	5.8
Total finance lease liabilities	$30.4	$27.3

Weighted average remaining lease term (years)
Operating leases	3.1
Finance leases	6.7

Weighted average discount rate
Operating leases	6.8%
Finance leases	8.8%
Supplemental cash flow information related to leases during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.7	$6.8	$17.6	$26.4
Operating cash flows for finance leases	1.1	0.1	2.9	0.5
Financing cash flows for finance leases	2.8	0.2	5.6	8.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	0.2	6.8	2.3
Finance leases	1.1	0.5	21.3	1.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's leases have remaining lease terms ranging from less than 1 year to 20.3 years, and may include options to extend the terms, as applicable. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2021	$6.6	$2.8
2022	18.4	11.1
2023	16.8	5.6
2024	6.0	4.7
2025	3.4	4.5
2026 and thereafter	3.8	9.5
Total lease payments	55.0	38.2
Less imputed interest	(6.4)	(7.8)
Total lease liabilities	$48.6	$30.4
(10)  Income Taxes
The Company's effective tax rate before remeasurement for the nine months ended September 30, 2021 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $3.7 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, included a tax benefit of $1.1 million and a tax provision of $1.1 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax benefit of $10.3 million and income tax provision of $2.7 million for the nine months ended September 30, 2021 and 2020, respectively, included a tax benefit of $1.6 million and a tax provision of $0.4 million, respectively, related to the remeasurement of foreign income tax accounts.
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
(11)     Long-term Debt
The Company’s total funded indebtedness (Indebtedness) as of September 30, 2021 and December 31, 2020 consisted of the following:

Debt Instrument (defined below, as applicable)	September 30, 2021	December 31, 2020
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$23.1	$459.0
8.500% Senior Secured Notes due December 2024 (Peabody Notes)	128.8	—
10.000% Senior Secured Notes due December 2024 (Co-Issuer Notes)	193.9	—
6.375% Senior Secured Notes due March 2025 (2025 Notes)	462.4	500.0
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	206.0	—
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	328.7	388.2
Revolving credit facility	—	216.0
Finance lease obligations	30.4	27.3
Less: Debt issuance costs	(45.1)	(42.7)
	1,328.2	1,547.8
Less: Current portion of long-term debt	59.5	44.9
Long-term debt	$1,268.7	$1,502.9

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
The Exchange Offer was accounted for as a debt modification based upon the relative similarity of the present value of the future cash flows of the instruments. As such, no gain or loss was recorded in connection with the Exchange Offer. Fees paid to third parties of $10.6 million were included in “Interest expense” in the accompanying unaudited condensed consolidated statements of operations during the nine months ended September 30, 2021.
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
The Co-Issuer Notes mature on December 31, 2024 and bear interest at an annual rate of 10.000%. The Company paid aggregate debt issuance costs of $5.6 million, which are being amortized over the terms of the notes. Beginning March 31, 2021, interest is payable on March 31, June 30, September 30 and December 31 of each year. During the three and nine months ended September 30, 2021, the Company recorded interest expense of $5.4 million and $14.3 million, respectively, related to the Co-Issuer Notes.
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
The Co-Issuer Notes Indenture contains certain events of default, including, in certain circumstances, (i) specified events occurring at the Wilpinjong Mine, (ii) the termination or certain modifications of the Surety Agreement, (iii) the Company’s failure to comply with any obligation under the transaction support agreement entered into prior to, and in contemplation of, the Refinancing Transactions and (iv) the termination of the management services agreements between the Company and the Co-Issuers. If the Co-Issuer Notes are accelerated or otherwise become due and payable as a result of an event of default, certain additional premium amounts may become due and payable in addition to unpaid principal and interest at the time of acceleration. In addition, the holders of the Co-Issuer Notes have the right, under certain circumstances specified in the Co-Issuer Notes Indenture, to exchange their Co-Issuer Notes for Peabody Notes.
Peabody Notes
The terms of the Peabody Notes are governed by an indenture, as amended and restated as of February 3, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (the Peabody Notes Indenture).
The Peabody Notes mature on December 31, 2024. The Company paid aggregate debt issuance costs of $5.7 million, which are being amortized over the terms of the notes. The Peabody Notes bear interest at an annual rate of 8.500%, consisting of 6.000% per annum in cash and an additional 2.500% per annum to be paid-in-kind through an increase of the principal amount of the outstanding Peabody Notes, which is payable on June 30 and December 31 of each year, commencing on June 30, 2021. During the three and nine months ended September 30, 2021, the Company recorded interest expense of $3.8 million and $10.8 million, respectively, related to the Peabody Notes, which included in-kind interest of approximately $0.8 million and $2.4 million, respectively.
As a requirement of the Exchange Offer, during the three months ended March 31, 2021, the Company purchased $22.4 million of the Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest. In connection with the purchases, the Company recognized a net gain of $3.5 million to “Net gain on early debt extinguishment” during the nine months ended September 30, 2021. The notes were subsequently canceled.
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
Co-Issuer Term Loans
The Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.00% per annum. The Company paid aggregate debt issuance costs of $7.1 million, that are being amortized over its term. During the three and nine months ended September 30, 2021, the Company recorded interest expense of $5.7 million and $14.9 million, respectively, related to the Co-Issuer Term Loans.

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
Company LC Agreement
On the Settlement Date, the Company entered into the Company LC Agreement with the revolving lenders party to the Credit Agreement, pursuant to which the Company obtained a $324.0 million letter of credit facility under which its existing letters under the Credit Agreement were deemed to be issued. The Company paid aggregate debt issuance costs of $4.1 million. The commitments under the Company LC Agreement mature on December 31, 2024. Undrawn letters of credit under the Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee. During the three and nine months ended September 30, 2021, the Company recorded interest expense and fees of $6.0 million and $15.9 million, respectively, related to the Company LC Agreement.
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
The Peabody Notes Indenture and the Company LC Agreement allow the Company to make open market debt repurchases, subject to certain limitations, including, but not limited to: (i) the Company’s unrestricted subsidiaries’ liquidity must be greater than or equal to $200.0 million after giving effect to such repurchases and (ii) for every $4 of principal repurchased in any fiscal quarter, the Company must make an offer on a pro rata basis to purchase $1 of principal amount of debt from holders of the Peabody Notes and the priority lien obligations under the Company LC Agreement within 30 days of the end of such fiscal quarter at a price equal to the weighted average repurchase price paid over that quarter (Mandatory Repurchase Offer).
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
The 2025 Notes were issued at par value. The Company paid aggregate debt issuance costs of $25.1 million related to the offering, which are being amortized over the term of the 2025 Notes. Interest payments on the 2025 Notes are scheduled to occur each year on March 31 and September 30 until maturity. The Company recorded interest expense of $9.5 million and $9.2 million during the three months ended September 30, 2021 and 2020, respectively, and $27.9 million and $27.5 million during the nine months ended September 30, 2021 and 2020, respectively, related to the 2025 Notes.
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
At September 30, 2021 the Senior Secured Term Loan had a balance of $328.7 million. The Senior Secured Term Loan requires quarterly principal payments of $1.0 million and periodic interest payments through December 2024 with the remaining balance due in March 2025. The Company recorded interest expense of $3.3 million and $3.4 million, during the three months ended September 30, 2021 and 2020, respectively, and $10.1 million and $12.1 million during the nine months ended September 30, 2021 and 2020, respectively, related to the Senior Secured Term Loan, which bore interest at LIBOR plus 2.75% per annum as of September 30, 2021.
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement. Further, all financial covenants specific to the former revolving credit facility under the Credit Agreement were eliminated in connection with the Refinancing Transactions and were not applicable at September 30, 2021. The Company recorded interest expense and fees of $1.4 million during the nine months ended September 30, 2021, and $5.1 million and $10.8 million, during the three and nine months ended September 30, 2020, respectively, related to the revolving loan facility. No interest expense or fees related to the revolving loan facility were recorded during the three months ended September 30, 2021.
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
The Company was compliant with all covenants under its debt agreements, including the minimum liquidity covenant under the Company LC Agreement, at September 30, 2021.
Subsequent Financing Transactions
Subsequent to the Refinancing Transactions, the Company completed a series of financing transactions intended to improve its capital structure.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. During September 2021, the Company announced that it could offer and sell up to an additional 12.5 million shares, for a total of 25.0 million shares authorized through the at-the-market offering program. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021 and September 17, 2021, relating to the offer and sale of the shares. During the three and nine months ended September 30, 2021, the Company sold approximately 9.0 million shares and 17.1 million shares, respectively, for net cash proceeds of $112.1 million and $177.2 million, respectively. Between October 1, 2021 and November 2, 2021, the Company settled sales of an additional 3.2 million shares for net proceeds of $43.4 million.
During the three months ended September 30, 2021, the Company retired $22.1 million of Peabody Notes, $2.3 million of 2025 Notes and $38.9 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $46.7 million. The Company recorded a gain on early debt extinguishment of $15.0 million, net of debt issuance costs and original issue discount related to the retired debt of $1.6 million. During the nine months ended September 30, 2021, the Company retired $40.1 million of Peabody Notes, $19.7 million of 2025 Notes and $56.7 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $85.9 million. The Company recorded a gain on early debt extinguishment of $26.9 million, net of debt issuance costs and original issue discount related to the retired debt of $3.7 million.
Also during the three months ended September 30, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the Peabody Notes in which the Company issued an aggregate 2.2 million shares of its common stock in exchange for $6.4 million aggregate principal amount of the 2022 Notes, $17.9 million aggregate principal amount of the 2025 Notes and $5.5 million aggregate principal amount of the Peabody Notes. Based upon the fair value of the Company’s common stock at the respective settlement dates, the Company recorded a net gain on early debt extinguishment of $1.0 million in connection with the transactions. During the nine months ended September 30, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the Peabody Notes in which the Company issued an aggregate 6.7 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $17.9 million aggregate principal amount of the 2025 Notes and $5.5 million aggregate principal amount of the Peabody Notes. Based upon the fair value of the Company’s common stock at the respective settlement dates, the Company recorded a net gain on early debt extinguishment of $0.9 million in connection with the transactions. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.
Prior to September 30, 2021, the Company reached agreements to retire an additional $17.0 million of aggregate principal, which will settle subsequent to September 30, 2021. This included $5.0 million of its Senior Secured Term Loan through similar open market purchases for an aggregate cost of $3.3 million, and by issuing an aggregate 0.8 million shares of its common stock in exchange for $12.0 million aggregate principal amount of the Peabody Notes in a similar manner as noted above. Such amounts are reflected within the current portion of long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2021.
Between October 1, 2021 and November 2, 2021, the Company reached additional agreements to issue an aggregate 1.1 million shares of its common stock in exchange for $19.0 million aggregate principal amount of the 2025 Notes, which was reflected within the long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2021.
As a result of the Company’s open market purchases of its debt during the three months ended September 30, 2021, on October 22, 2021, the Company announced a Mandatory Repurchase Offer of up to $15.8 million of Peabody Notes, at 73.590% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offers expire on November 22, 2021, unless extended by the Company.
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
Net periodic pension benefit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost for benefits earned	$—	$0.1	$0.1	$0.2
Interest cost on projected benefit obligation	5.2	7.0	15.4	21.0
Expected return on plan assets	(5.8)	(7.5)	(17.2)	(22.3)
Net periodic pension benefit	$(0.6)	$(0.4)	$(1.7)	$(1.1)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of September 30, 2021, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2021 based on minimum funding requirements and does not expect to make any discretionary contributions in 2021 at this time.
Net periodic postretirement benefit (benefit) cost included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost for benefits earned	$0.3	$1.1	$0.8	$3.3
Interest cost on accumulated postretirement benefit obligation	2.9	5.4	8.7	16.3
Expected return on plan assets	(0.3)	(0.3)	(0.7)	(1.1)
Amortization of prior service credit	(11.0)	(2.2)	(33.0)	(6.6)
Net actuarial loss	—	13.0	—	13.0
Net periodic postretirement benefit (benefit) cost	$(8.1)	$17.0	$(24.2)	$24.9
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
In October 2021, the Company announced changes to its postretirement health care benefit plan for certain represented retirees. Effective January 1, 2022, the Company will not provide medical coverage to certain existing retirees but will continue to offer a life insurance benefit to eligible retirees. As of September 30, 2021, the health care benefit obligation attributed to these certain existing retirees is approximately $160 million. The impact of the changes will reduce the Company’s postretirement benefit obligation during the fourth quarter of 2021. The liability is expected to be remeasured, with the resulting benefit of the plan changes recorded in “Accumulated other comprehensive income” and amortized to future earnings based upon the estimated remaining life expectancies of certain plan participants.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the nine months ended September 30, 2021:

	Foreign Currency Translation Adjustment	Prior Service Credit Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2020	$1.8	$204.0	$205.8
Reclassification from other comprehensive income to earnings	—	(33.0)	(33.0)
Current period change	(1.2)	—	(1.2)
September 30, 2021	$0.6	$171.0	$171.6
Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $11.0 million and $2.2 million during the three months ended September 30, 2021 and 2020, respectively, and $33.0 million and $6.6 million during the nine months ended September 30, 2021 and 2020, respectively, are included in “Net periodic benefit (credit) costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
(14) Other Events
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. Costs associated with restructuring actions can include the impact of early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Costs associated with restructuring activities are recognized in the period incurred. Such charges included as “Restructuring charges” in the Company's unaudited condensed consolidated statements of operations amounted to $1.7 million and $5.9 million for the three and nine months ended September 30, 2021, respectively, and $8.1 million and $31.1 million for the three and nine months ended September 30, 2020, respectively, were associated with both involuntary and voluntary workforce reductions.
In September 2021, the Company reached a new collective bargaining agreement with the UMWA on behalf of the hourly workforce of its Shoal Creek Mine. The Company idled the mine in the fourth quarter of 2020 due to market conditions. During the idle period the Company undertook activities, including a preparation plant upgrade project, to increase productivity, lower costs and improve yields from the operation in the future. The Company expects to begin production at Shoal Creek Mine in the second half of the fourth quarter of 2021, with ramp up through the first quarter of 2022.
The full workforce of the Metropolitan Mine, which was idled in December 2020, returned to the mine in May 2021. Development work at the mine has been ongoing and longwall production restarted late in the second quarter of 2021, with a ramp up to planned production levels in the fourth quarter of 2021. The underground workforce enterprise agreement expired in January 2021 and was renegotiated in October 2021.
During July 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines, which reduced its closed mine reclamation liabilities and associated costs. The Millennium Mine was sold for minimal cash consideration and the assumption of the majority of the mine’s reclamation liabilities. The Company will remain responsible for $9.4 million of reclamation liabilities and retains certain royalty rights on future sales. The Company recorded a gain of $26.1 million in connection with the sale, and will recognize royalty revenue when it is deemed collectible. The gain is included within “Net gain on disposals” in the accompanying unaudited condensed consolidated statements of operations.
The Wilkie Creek Mine was sold for minimal cash consideration and full assumption of the mine’s reclamation liabilities. The Company retains certain royalty rights on future sales. The Company recorded a gain of $24.6 million in connection with the sale, and will recognize royalty revenue when it is deemed collectible. The gain is included within “Income (loss) from discontinued operations, net of income taxes” in the accompanying unaudited condensed consolidated statements of operations.

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
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 0.9 million and 2.1 million for the three months ended September 30, 2021 and 2020, respectively, and 0.8 million and 2.3 million for the nine months ended September 30, 2021 and 2020, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(59.6)	$(64.8)	$(160.3)	$(1,739.4)
Less: Net income (loss) attributable to noncontrolling interests	8.9	0.1	12.6	(5.1)
Loss from continuing operations attributable to common stockholders	(68.5)	(64.9)	(172.9)	(1,734.3)
Income (loss) from discontinued operations, net of income taxes	24.3	(2.3)	20.0	(6.8)
Net loss attributable to common stockholders	$(44.2)	$(67.2)	$(152.9)	$(1,741.1)

EPS denominator:
Weighted average shares outstanding — basic and diluted	114.9	97.9	104.9	97.6

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.60)	$(0.66)	$(1.65)	$(17.76)
Income (loss) from discontinued operations	0.22	(0.03)	0.19	(0.07)
Net loss attributable to common stockholders	$(0.38)	$(0.69)	$(1.46)	$(17.83)
(16) Financial Instruments and Other Guarantees
The Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2021, such instruments included $1,462.4 million of surety bonds and $443.2 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. Reclamation bonding requirements are typically established by statute or under mining permits. At September 30, 2021, the Company’s asset retirement obligations of $710.2 million were supported by surety bonds of $1,293.4 million, as well as letters of credit issued under the Company’s receivables securitization program and the Company LC Agreement. Letters of credit issued at September 30, 2021 which served as collateral for surety bonds in support of asset retirement obligations amounted to $316.1 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2020, the Company entered into a Surety Agreement with the providers of 99% of its surety bond portfolio (Participating Sureties) to resolve previous collateral demands made by the Participating Sureties. In accordance with the Surety Agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit.
Upon completion of the Refinancing Transactions described in Note 11. “Long-term Debt,” other provisions of the Surety Agreement became effective. In particular, the Company granted second liens on $200.0 million of certain mining equipment and will post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the Participating Sureties. The collateral postings may also further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the Surety Agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Further, the Participating Sureties have agreed to a standstill through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025), during which time, the Participating Sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves or cancel any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties. In connection with the Refinancing Transactions, at the Settlement Date, all letters of credit issued under the Company’s former revolving credit facility were deemed issued under the Company LC Agreement in support of the same obligations.
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
At September 30, 2021, the Company had no outstanding borrowings and $133.6 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $12.6 million at September 30, 2021. The Company was not required to post cash collateral under the Securitization Program at either September 30, 2021 or December 31, 2020.
The Company incurred interest and fees associated with the Securitization Program of $1.0 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $2.9 million during the nine months ended September 30, 2021 and 2020, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Other
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2021, purchase commitments for capital expenditures were $23.4 million, all of which is obligated within the next four years, with $16.2 million obligated within the next 12 months.
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
Litigation Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System brought a lawsuit, styled In Re Peabody Energy Corporation Securities Litigation No. 1:20-cv-08024 (PKC), against the Company and certain of its officers in the U.S. District Court for the Southern District of New York (the Court) on behalf of a putative class of shareholders (Plaintiffs) who held Company stock between April 3, 2017 and October 28, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Securities Class Action). Plaintiffs allege that the defendants made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and the events leading up to a fire at the mine, and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. The Company believes the lawsuit lacks merit and intends to vigorously defend against the allegations. On January 12, 2021, the Court appointed the Oregon Public Employees Retirement Fund as lead plaintiff. On January 25, 2021, the Court entered a scheduling order for this matter. Plaintiffs filed their amended complaint on March 19, 2021. The defendants filed a pre-motion letter on April 30, 2021 while the Plaintiffs’ response letter was filed on May 6, 2021. The defendants filed their motion to dismiss on June 7, 2021. The Plaintiffs’ opposition brief to the motion to dismiss was filed on July 22, 2021. The defendants filed their reply to Plaintiff’s opposition on August 23, 2021, completing briefing at this phase of the litigation.
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
On February 10, 2021, a second plaintiff (Di Fusco), putatively on behalf of the Company, filed a similar shareholder derivative lawsuit, styled Di Fusco v. Glenn Kellow, et al., Case No. 1:21-cv-00183-UNA (D. Del. filed Feb. 10, 2021), in the U.S. District Court for the District of Delaware against the directors and current and former officers of the Company, as defendants. The Company was named as a nominal defendant. This suit makes claims similar to those made in the Phelps matter, but asserts a claim for alleged misstatements in a proxy statement under Section 14(a) of the Securities and Exchange Act of 1934. In late March 2021, the parties filed a stipulation agreeing to consolidate and stay both derivative actions for judicial efficiency and cost until the Court rules on the motion to dismiss in the Securities Class Action. The Company also believes that the derivative actions lack merit and intends to vigorously defend against the allegations.

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
Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$260.7	$163.0	$631.2	$526.1
Seaborne Metallurgical Mining	179.5	78.8	388.0	363.6
Powder River Basin Mining	247.1	264.8	724.1	737.2
Other U.S. Thermal Mining	184.6	179.8	496.0	524.1
Corporate and Other	(192.9)	(15.4)	(185.6)	(7.1)
Total	$679.0	$671.0	$2,053.7	$2,143.9

Adjusted EBITDA:
Seaborne Thermal Mining	$104.4	$35.3	$204.3	$118.1
Seaborne Metallurgical Mining	57.4	(27.3)	8.6	(96.1)
Powder River Basin Mining	37.0	78.3	112.6	143.0
Other U.S. Thermal Mining	45.1	51.6	125.6	123.0
Corporate and Other	45.2	(42.5)	21.2	(132.4)
Total	$289.1	$95.4	$472.3	$155.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated loss from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(59.6)	$(64.8)	$(160.3)	$(1,739.4)
Depreciation, depletion and amortization	77.9	72.2	223.3	266.5
Asset retirement obligation expenses	14.3	14.3	45.3	46.0
Restructuring charges	1.7	8.1	5.9	31.1
Transaction costs related to joint ventures	—	6.0	—	23.1
Asset impairment	—	—	—	1,418.1
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(6.4)	(0.5)	(8.4)	(1.6)
Interest expense	45.5	34.9	143.3	102.3
Net gain on early debt extinguishment	(16.0)	—	(31.3)	—
Interest income	(1.4)	(1.6)	(4.2)	(7.1)
Net mark-to-market adjustment on actuarially determined liabilities	—	13.0	—	13.0
Unrealized losses on derivative contracts related to forecasted sales	238.4	16.1	264.0	11.3
Unrealized (gains) losses on foreign currency option contracts	(0.6)	(0.7)	8.2	(3.6)
Take-or-pay contract-based intangible recognition	(1.0)	(1.5)	(3.2)	(6.8)
Income tax (benefit) provision	(3.7)	(0.1)	(10.3)	2.7
Adjusted EBITDA	$289.1	$95.4	$472.3	$155.6

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
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of Peabody’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or Peabody’s future financial performance. The Company uses words such as “anticipate,” “believe,” “expect,” “may,” “forecast,” “project,” “should,” “estimate,” “plan,” “outlook,” “target,” “likely,” “will,” “to be” or other similar words to identify forward-looking statements.
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

Overview
Peabody is a leading coal producer. In 2020, the Company produced and sold 128.8 million and 132.6 million tons of coal, respectively, from continuing operations. At September 30, 2021, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts.
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
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended September 30, 2021 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2021 due to quality differentials and the majority of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2021 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	September 30, 2021
Premium HCC (1)	$408.50	$198.00	$263.66	$388.50
Premium PCI coal (1)	255.50	145.25	185.37	242.50
Newcastle index thermal coal (1)	203.20	140.08	166.17	203.20
API 5 thermal coal (1)	111.00	76.09	93.17	111.00
PRB 8,800 Btu/Lb coal (2)	24.00	12.50	14.49	24.00
Illinois Basin 11,500 Btu/Lb coal (2)	66.00	41.00	53.28	66.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand disruptions were widespread as the coronavirus (COVID-19) pandemic forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread of COVID-19. The global coal industry data for the nine months ended September 30, 2021 presented herein may not be indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration.
Within the seaborne metallurgical coal market, a combination of robust steel production, decade-high steel margins and tight coal availability have driven Australian spot prices to record levels. China’s unofficial ban on Australian coal remains in place and continues to support delivered China prices well above those of all other markets as domestic, Mongolian and seaborne coal supply from other sources continues to lag overall demand. The high prices being paid by China are incentivizing producers in Russia, the U.S. and Canada to supply China with incremental volumes, providing opportunities for Australia to supply customers typically serviced by these countries. The supply response to the record prices remains muted sending metallurgical coal prices higher. The Company believes energy shortages in some markets present a risk to industrial activity but the underlying market fundamentals remain constructive.

Within the seaborne thermal coal market, a combination of tight supplies and elevated demand have driven Newcastle thermal coal pricing to record levels. China’s domestic thermal coal supply remains hampered by heightened safety inspections and mine suspensions, as well as flooding. Thermal electricity generation in China has been strong year-to-date, and the relaxation of China’s import controls combined with tight domestic supply has pushed import demand higher. Both India and China are experiencing rolling power outages, as multi-year low stockpile levels and high coal prices are pushing power plants into load shedding. In Europe, gas supply constraints and low wind generation have pushed standby coal plants to resume operation to help supply strong electricity demand. Despite the strong demand, the supply response has been muted, sending thermal coal prices higher. Heavy rains in Indonesia, rail issues in Russia, production issues in Colombia and hampered domestic supply in China have all combined to pressure the global thermal market.
In the United States, overall electricity demand increased 3% year-over-year, positively impacted by weather and the prior year economic impacts of the COVID-19 pandemic. Electricity generation from thermal coal has notably improved year-over-year as a result of higher natural gas prices and stronger overall electricity demand. This has positively impacted coal’s share of electricity generation, with a rise to approximately 23% for the nine months ended September 30, 2021, while causing natural gas’s share to decline to approximately 37%. Stronger coal use and a limited supply response in coal production has contributed to decreasing coal stockpile levels. Since December 2020, coal inventories have fallen by approximately 54 million tons, a 40% decline. Through the nine months ended September 30, 2021, utility consumption of PRB coal rose approximately 30% compared to the prior year period.
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
During the second and third quarters of 2021, and continuing into the fourth quarter of 2021, the Company completed a series of additional financing transactions intended to improve its capital structure. These transactions included at-the-market common stock issuances for cash proceeds, common stock issuances for the retirement of long-term debt and the retirement of long-term debt primarily through open market purchases.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of these financing and surety transactions.
Other
During July 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines, which reduced its closed mine reclamation liabilities and associated costs. Both mines were sold for minimal cash consideration and gains of $26.1 million and $24.6 million, respectively, were recorded in connection with the sales.
In September 2021, the Company reached a new collective bargaining agreement with the UMWA on behalf of the hourly workforce of its Shoal Creek Mine. The Company idled the mine in the fourth quarter of 2020 due to market conditions. During the idle period the Company undertook activities, including a preparation plant upgrade project, to increase productivity, lower costs and improve yields from the operation in the future. The Company expects to begin production at Shoal Creek Mine in the second half of the fourth quarter of 2021, with ramp up through the first quarter of 2022.
The full workforce of the Metropolitan Mine, which was idled in December 2020, returned to the mine in May 2021. Development work at the mine has been ongoing and longwall production restarted late in the second quarter of 2021, with a ramp up to planned production levels in the fourth quarter of 2021. The underground workforce enterprise agreement expired in January 2021 and was renegotiated in October 2021.
In October 2021, the Company announced changes to its postretirement health care benefit plan for certain represented retirees. Effective January 1, 2022, the Company will not provide medical coverage to certain existing retirees but will continue to offer a life insurance benefit to eligible retirees. As of September 30, 2021, the health care benefit obligation attributed to these certain existing retirees is approximately $160.0 million. The impact of the changes will reduce the Company’s postretirement benefit obligation during the fourth quarter of 2021.

Results of Operations
Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020
Summary
The Company’s revenues for the three months ended September 30, 2021 increased compared to the same period in 2020 ($8.0 million) due to the impacts of higher seaborne thermal and metallurgical pricing and higher seaborne metallurgical volumes, offset by net unrealized mark-to-market losses on derivative contracts related to forecasted sales and other financial trading ($222.3 million). Revenues for the nine months ended September 30, 2021 decreased compared to the same period in 2020 ($90.2 million) primarily due to the net unrealized mark-to-market losses on derivative contracts related to forecasted sales and other financial trading ($249.5 million) and lower sales volumes, partially offset by higher seaborne thermal and metallurgical pricing.
Results from continuing operations, net of income taxes for the three months ended September 30, 2021 increased compared to the same period in the prior year ($5.2 million) primarily due to improved results from equity affiliates ($26.4 million), net gains from asset disposals in the current year ($23.3 million) driven by the sale of the Millennium Mine, net gains on early debt extinguishments in the current year ($16.0 million), net mark-to-market losses on actuarially determined liabilities recorded in the prior year period ($13.0 million) and lower postretirement health care costs ($11.4 million). These favorable variances were offset by higher operating costs and expenses ($98.5 million).
Results from continuing operations, net of income taxes for the nine months ended September 30, 2021 increased compared to the same period in the prior year ($1,579.1 million) primarily due to the asset impairment charges recorded in the prior year period ($1,418.1 million), lower operating costs and expenses driven by the sales volume decline as well as production efficiencies and other cost improvements ($43.3 million), lower depreciation, depletion and amortization ($43.2 million), improved results from equity affiliates ($37.1 million), lower postretirement health care costs ($34.3 million) and net gains on early debt extinguishments in the current year ($31.3 million). These favorable variances were offset by the unfavorable revenue variance described above and increased interest expense ($41.0 million) primarily resulting from fees and higher borrowing rates related to new debt arrangements entered into during the first quarter of 2021.
Adjusted EBITDA for the three and nine months ended September 30, 2021 reflected a year-over-year increase of $193.7 million and $316.7 million, respectively.
As of September 30, 2021, the Company’s available liquidity was approximately $615 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting the Company’s available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended September 30,		(Decrease ) Increase to Volumes		Nine Months Ended September 30,		(Decrease ) Increase to Volumes
	2021	2020	Tons	%	2021	2020	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal Mining	4.5	4.6	(0.1)	(2)%	12.7	13.8	(1.1)	(8)%
Seaborne Metallurgical Mining	1.5	1.1	0.4	36%	3.9	4.2	(0.3)	(7)%
Powder River Basin Mining	22.7	23.6	(0.9)	(4)%	65.9	65.0	0.9	1%
Other U.S. Thermal Mining	4.5	4.8	(0.3)	(6)%	12.3	13.5	(1.2)	(9)%
Total tons sold from mining segments	33.2	34.1	(0.9)	(3)%	94.8	96.5	(1.7)	(2)%
Corporate and Other	0.5	0.6	(0.1)	(17)%	1.9	2.1	(0.2)	(10)%
Total tons sold	33.7	34.7	(1.0)	(3)%	96.7	98.6	(1.9)	(2)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$58.53	$35.28	$23.25	66%	$49.86	$38.14	$11.72	31%
Seaborne Metallurgical	119.98	71.88	48.10	67%	99.18	87.16	12.02	14%
Powder River Basin	10.88	11.26	(0.38)	(3)%	10.99	11.35	(0.36)	(3)%
Other U.S. Thermal	40.99	37.20	3.79	10%	40.20	38.67	1.53	4%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$35.09	$27.59	$7.50	27%	$33.72	$29.58	$4.14	14%
Seaborne Metallurgical	81.61	96.87	(15.26)	(16)%	96.98	110.20	(13.22)	(12)%
Powder River Basin	9.25	7.93	1.32	17%	9.28	9.15	0.13	1%
Other U.S. Thermal	30.99	26.52	4.47	17%	30.02	29.60	0.42	1%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$23.44	$7.69	$15.75	205%	$16.14	$8.56	$7.58	89%
Seaborne Metallurgical	38.37	(24.99)	63.36	254%	2.20	(23.04)	25.24	110%
Powder River Basin	1.63	3.33	(1.70)	(51)%	1.71	2.20	(0.49)	(22)%
Other U.S. Thermal	10.00	10.68	(0.68)	(6)%	10.18	9.07	1.11	12%
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
Revenues
The following table presents revenues by reporting segment:

	Three Months Ended September 30,		Increase (Decrease) to Revenues		Nine Months Ended September 30,		Increase (Decrease) to Revenues
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$260.7	$163.0	$97.7	60%	$631.2	$526.1	$105.1	20%
Seaborne Metallurgical Mining	179.5	78.8	100.7	128%	388.0	363.6	24.4	7%
Powder River Basin Mining	247.1	264.8	(17.7)	(7)%	724.1	737.2	(13.1)	(2)%
Other U.S. Thermal Mining	184.6	179.8	4.8	3%	496.0	524.1	(28.1)	(5)%
Corporate and Other	(192.9)	(15.4)	(177.5)	(1,153)%	(185.6)	(7.1)	(178.5)	(2,514)%
Revenues	$679.0	$671.0	$8.0	1%	$2,053.7	$2,143.9	$(90.2)	(4)%
Seaborne Thermal Mining. Segment revenues increased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year due to favorable realized coal pricing (three months, $105.5 million; nine months, $144.8 million), offset by unfavorable volume and mix variances (three months, $7.8 million; nine months, $39.7 million).

Seaborne Metallurgical Mining. Segment revenues increased during the three months ended September 30, 2021 compared to the same period in the prior year due to favorable realized coal pricing ($67.0 million) and favorable volume and mix variances ($33.7 million). Segment revenues increased during the nine months ended September 30, 2021 compared to the same period in the prior year due to favorable realized coal pricing ($52.3 million), partially offset by unfavorable volume and mix variances ($27.9 million). The unfavorable volume variances resulted from the Shoal Creek Mine being idled through the first nine months of 2021, the Metropolitan Mine being idled through the first quarter of 2021 and the closure of the Millennium Mine during the second quarter of 2020. These unfavorable volume variances were partially offset by improved demand at the Coppabella and Moorvale Mines.
Powder River Basin Mining. Segment revenues decreased during the three months ended September 30, 2021 compared to the same period in the prior year primarily due to decreased production ($9.7 million) and unfavorable realized coal pricing ($8.0 million). Segment revenues decreased during the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to unfavorable realized coal pricing ($19.3 million), partially offset by increased demand ($6.2 million).
Other U.S. Thermal Mining. Segment revenues increased during the three months ended September 30, 2021 compared to the same period in the prior year due to favorable realized pricing ($18.9 million), offset by lower volumes attributable to decreased production and rail performance issues ($14.1 million). Segment revenues decreased during the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to lower volumes attributable to decreased production and rail performance issues ($52.0 million), partially offset by favorable realized pricing ($23.9 million).
Corporate and Other. Segment revenues decreased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year primarily due to net unrealized mark-to-market losses on derivative contracts related to forecasted coal sales and other financial trading (three months, $222.3 million; nine months, $249.5 million), partially offset by higher results from trading activities.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA		Nine Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$104.4	$35.3	$69.1	196%	$204.3	$118.1	$86.2	73%
Seaborne Metallurgical Mining	57.4	(27.3)	84.7	310%	8.6	(96.1)	104.7	109%
Powder River Basin Mining	37.0	78.3	(41.3)	(53)%	112.6	143.0	(30.4)	(21)%
Other U.S. Thermal Mining	45.1	51.6	(6.5)	(13)%	125.6	123.0	2.6	2%
Corporate and Other	45.2	(42.5)	87.7	206%	21.2	(132.4)	153.6	116%
Adjusted EBITDA (1)	$289.1	$95.4	$193.7	203%	$472.3	$155.6	$316.7	204%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the three months ended September 30, 2021 compared to the same period in the prior year as a result of higher realized net coal pricing ($97.5 million), partially offset by unfavorable mine sequencing impacts ($14.7 million), unfavorable sales volume variances ($5.1 million) and higher commodity pricing ($4.0 million). Segment Adjusted EBITDA increased during the nine months ended September 30, 2021 compared to the same period in the prior year as a result of higher realized net coal pricing ($133.2 million) and cost improvements across the operations and product mix ($21.3 million). The increases were partially offset by unfavorable volume variances ($29.1 million) and unfavorable foreign currency impacts ($28.7 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year due to higher realized net coal pricing (three months, $62.3 million; nine months, $48.8 million), cost improvements at certain mines (three months, $23.1 million; nine months, $71.9 million) and favorable volume variances (three months, $3.5 million; nine months, $19.8 million), offset by unfavorable foreign currency impacts (three months, $2.2 million; nine months, $41.9 million).

Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year due to lower realized net coal pricing (three months, $12.6 million; nine months, $17.7 million), higher costs for materials, services, repairs and labor (three months, $12.6 million; nine months, $16.7 million) and the unfavorable impacts of higher commodity pricing (three months, $8.1 million; nine months, $18.1 million). The decreases were offset by favorable mine sequencing impacts (nine months, $16.5 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended September 30, 2021 compared to the same period in the prior year due to higher costs for materials, services, repairs and labor ($12.9 million) and the unfavorable impacts of higher commodity pricing ($7.0 million), offset by higher realized net coal pricing ($17.9 million). Segment Adjusted EBITDA increased during the nine months ended September 30, 2021 compared to the same period in the prior year due to higher realized net coal pricing ($21.2 million) and favorable mine sequencing impacts ($16.9 million), offset by the unfavorable impacts of higher commodity pricing ($13.6 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended September 30,		Increase (Decrease) to Adjusted EBITDA		Nine Months Ended September 30,		Increase (Decrease) to Adjusted EBITDA
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$9.3	$(11.1)	$20.4	184%	$2.9	$(27.2)	$30.1	111%
Resource management activities (2)	(0.4)	1.0	(1.4)	(140)%	3.9	9.8	(5.9)	(60)%
Selling and administrative expenses	(21.1)	(27.2)	6.1	22%	(64.2)	(77.3)	13.1	17%
Other items, net (3)	57.4	(5.2)	62.6	1,204%	78.6	(37.7)	116.3	308%
Corporate and Other Adjusted EBITDA	$45.2	$(42.5)	$87.7	206%	$21.2	$(132.4)	$153.6	116%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $17.9 million and $8.6 million during the three months ended September 30, 2021 and 2020, respectively, and $40.7 million and $21.8 million during the nine months ended September 30, 2021 and 2020, respectively.
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
The increase in Corporate and Other Adjusted EBITDA during the three and nine months ended September 30, 2021 compared to the same periods in the prior year was driven by favorable trading results (three months, $27.4 million; nine months, $39.1 million); the gain recognized in the current year on the sale of the Company’s Millennium Mine (three and nine months, $26.1 million) as discussed in Note 14. “Other Events”; a favorable variance in Middlemount’s results due to the combined impacts of higher sales pricing, improved production and cost improvements; lower postretirement health care costs (three months, $11.2 million; nine months, $33.6 million) primarily due to changes made to one of the Company’s postretirement health care benefit plans announced in 2020; and lower containment and holding costs for the Company’s North Goonyella Mine (nine months, $15.4 million).

Loss From Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended September 30,		Increase (Decrease) to Income		Nine Months Ended September 30,		Increase (Decrease) to Income
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$289.1	$95.4	$193.7	203%	$472.3	$155.6	$316.7	204%
Depreciation, depletion and amortization	(77.9)	(72.2)	(5.7)	(8)%	(223.3)	(266.5)	43.2	16%
Asset retirement obligation expenses	(14.3)	(14.3)	—	—%	(45.3)	(46.0)	0.7	2%
Restructuring charges	(1.7)	(8.1)	6.4	79%	(5.9)	(31.1)	25.2	81%
Transaction costs related to joint ventures	—	(6.0)	6.0	100%	—	(23.1)	23.1	100%
Asset impairment	—	—	—	n.m.	—	(1,418.1)	1,418.1	100%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	6.4	0.5	5.9	1,180%	8.4	1.6	6.8	425%
Interest expense	(45.5)	(34.9)	(10.6)	(30)%	(143.3)	(102.3)	(41.0)	(40)%
Net gain on early debt extinguishment	16.0	—	16.0	n.m.	31.3	—	31.3	n.m.
Interest income	1.4	1.6	(0.2)	(13)%	4.2	7.1	(2.9)	(41)%
Net mark-to-market adjustment on actuarially determined liabilities	—	(13.0)	13.0	100%	—	(13.0)	13.0	100%
Unrealized losses on derivative contracts related to forecasted sales	(238.4)	(16.1)	(222.3)	(1,381)%	(264.0)	(11.3)	(252.7)	(2,236)%
Unrealized gains (losses) on foreign currency option contracts	0.6	0.7	(0.1)	(14)%	(8.2)	3.6	(11.8)	(328)%
Take-or-pay contract-based intangible recognition	1.0	1.5	(0.5)	(33)%	3.2	6.8	(3.6)	(53)%
Income tax benefit (provision)	3.7	0.1	3.6	3,600%	10.3	(2.7)	13.0	481%
Loss from continuing operations, net of income taxes	$(59.6)	$(64.8)	$5.2	8%	$(160.3)	$(1,739.4)	$1,579.1	91%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$(25.8)	$(20.2)	$(5.6)	(28)%	$(73.8)	$(62.9)	$(10.9)	(17)%
Seaborne Metallurgical Mining	(19.6)	(20.0)	0.4	2%	(53.5)	(65.3)	11.8	18%
Powder River Basin Mining	(11.9)	(10.9)	(1.0)	(9)%	(31.8)	(74.4)	42.6	57%
Other U.S. Thermal Mining	(17.0)	(16.9)	(0.1)	(1)%	(50.2)	(53.9)	3.7	7%
Corporate and Other	(3.6)	(4.2)	0.6	14%	(14.0)	(10.0)	(4.0)	(40)%
Total	$(77.9)	$(72.2)	$(5.7)	(8)%	$(223.3)	$(266.5)	$43.2	16%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its mining segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Seaborne Thermal Mining	$2.20	$1.78	$2.18	$1.92
Seaborne Metallurgical Mining	1.14	1.83	1.06	2.24
Powder River Basin Mining	0.24	0.23	0.24	0.59
Other U.S. Thermal Mining	1.18	1.11	1.16	1.05
Depreciation, depletion and amortization expense decreased during the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to the impact of the asset impairment recorded at the North Antelope Rochelle Mine during the second quarter of 2020 (nine months, $45.3 million). The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the three and nine months ended September 30, 2021 compared to the same periods in the prior year reflects the volume and mix variances which impacted the Company’s revenues as described above. The decrease in the weighted-average depletion rate per ton for the Powder River Basin Mining segment during the nine months ended September 30, 2021 compared to the same period in the prior year reflects the asset impairment recorded during the second quarter of 2020.
Restructuring Charges. Restructuring charges decreased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year as the result of workforce reductions made across the organization during the prior year.
Transaction Costs Related to Joint Ventures. The charges recorded during the prior year period related to the proposed PRB Colorado joint venture with Arch Resources, Inc. which was terminated during the third quarter of 2020.
Asset Impairment. During the nine months ended September 30, 2020, the Company recognized $1,418.1 million in aggregate asset impairment charges related to the fair value of its North Antelope Rochelle Mine in its Powder River Basin Mining segment as discussed in Note 8. “Property, Plant, Equipment and Mine Development” to the accompanying unaudited condensed consolidated financial statements.
Interest Expense. Interest expense increased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year as the result of a series of refinancing transactions completed by the Company during the first quarter of 2021 as described in Note 11. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Net Gain on Early Debt Extinguishment. The gain recognized during the three and nine months ended September 30, 2021 was primarily related to debt retirements made through various open market purchases during the second and third quarters of 2021 and the senior notes exchange completed during the first quarter of 2021 as further discussed in Note 11. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. The expense recorded during the three and nine months ended September 30, 2020 related to changes made to one of the Company’s postretirement health care benefit plans which triggered a remeasurement event.
Unrealized Losses on Derivative Contracts Related to Forecasted Sales. Unrealized losses primarily relate to mark-to-market activity on derivatives related to forecasted sales. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Unrealized Gains (Losses) on Foreign Currency Option Contracts. Unrealized gains (losses) primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The increase in the income tax benefit for the three and nine months ended September 30, 2021 compared to the same periods in the prior year was primarily due to differences in forecasted taxable income and an increase in the benefit related to the remeasurement of foreign income tax accounts. Refer to Note 10. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended September 30,		Increase to Income		Nine Months Ended September 30,		Increase to Income
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(59.6)	$(64.8)	$5.2	8%	$(160.3)	$(1,739.4)	$1,579.1	91%
Income (loss) from discontinued operations, net of income taxes	24.3	(2.3)	26.6	1,157%	20.0	(6.8)	26.8	394%
Net loss	(35.3)	(67.1)	31.8	47%	(140.3)	(1,746.2)	1,605.9	92%
Less: Net income (loss) attributable to noncontrolling interests	8.9	0.1	8.8	8,800%	12.6	(5.1)	17.7	347%
Net loss attributable to common stockholders	$(44.2)	$(67.2)	$23.0	34%	$(152.9)	$(1,741.1)	$1,588.2	91%
Income (Loss) from Discontinued Operations, Net of Income Taxes. The increase in the results from discontinued operations for the three and nine months ended September 30, 2021 compared to the same periods in the prior year was primarily due to the gain of $24.6 million recognized on the sale of the Wilkie Creek Mine. Refer to Note 14. “Other Events” to the accompanying unaudited condensed consolidated financial statements for additional information.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended September 30,		Increase to EPS		Nine Months Ended September 30,		Increase to EPS
	2021	2020	$	%	2021	2020	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.60)	$(0.66)	$0.06	9%	$(1.65)	$(17.76)	$16.11	91%
Income (loss) from discontinued operations	0.22	(0.03)	0.25	833%	0.19	(0.07)	0.26	371%
Net loss attributable to common stockholders	$(0.38)	$(0.69)	$0.31	45%	$(1.46)	$(17.83)	$16.37	92%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 114.9 million and 97.9 million for the three months ended September 30, 2021 and 2020, respectively, and 104.9 million and 97.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(59.6)	$(64.8)	$(160.3)	$(1,739.4)
Depreciation, depletion and amortization	77.9	72.2	223.3	266.5
Asset retirement obligation expenses	14.3	14.3	45.3	46.0
Restructuring charges	1.7	8.1	5.9	31.1
Transaction costs related to joint ventures	—	6.0	—	23.1
Asset impairment	—	—	—	1,418.1
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(6.4)	(0.5)	(8.4)	(1.6)
Interest expense	45.5	34.9	143.3	102.3
Net gain on early debt extinguishment	(16.0)	—	(31.3)	—
Interest income	(1.4)	(1.6)	(4.2)	(7.1)
Net mark-to-market adjustment on actuarially determined liabilities	—	13.0	—	13.0
Unrealized losses on derivative contracts related to forecasted sales	238.4	16.1	264.0	11.3
Unrealized (gains) losses on foreign currency option contracts	(0.6)	(0.7)	8.2	(3.6)
Take-or-pay contract-based intangible recognition	(1.0)	(1.5)	(3.2)	(6.8)
Income tax (benefit) provision	(3.7)	(0.1)	(10.3)	2.7
Total Adjusted EBITDA	$289.1	$95.4	$472.3	$155.6
Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating costs and expenses	$649.4	$550.9	$1,843.4	$1,886.7
Unrealized gains (losses) on foreign currency option contracts	0.6	0.7	(8.2)	3.6
Take-or-pay contract-based intangible recognition	1.0	1.5	3.2	6.8
Net periodic benefit (credit) costs, excluding service cost	(8.6)	2.8	(26.0)	8.3
Total Reporting Segment Costs	$642.4	$555.9	$1,812.4	$1,905.4

The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Seaborne Thermal Mining	$156.3	$127.7	$426.9	$408.0
Seaborne Metallurgical Mining	122.1	106.1	379.4	459.7
Powder River Basin Mining	210.1	186.5	611.5	594.2
Other U.S. Thermal Mining	139.5	128.2	370.4	401.1
Corporate and Other	14.4	7.4	24.2	42.4
Total Reporting Segment Costs	$642.4	$555.9	$1,812.4	$1,905.4
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.5	1.5	22.7	4.5

Revenues	$260.7	$179.5	$247.1	$184.6
Reporting Segment Costs	156.3	122.1	210.1	139.5
Adjusted EBITDA	$104.4	$57.4	$37.0	$45.1

Revenues per Ton	$58.53	$119.98	$10.88	$40.99
Costs per Ton	35.09	81.61	9.25	30.99
Adjusted EBITDA Margin per Ton	$23.44	$38.37	$1.63	$10.00

	Three Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.6	1.1	23.6	4.8

Revenues	$163.0	$78.8	$264.8	$179.8
Reporting Segment Costs	127.7	106.1	186.5	128.2
Adjusted EBITDA	$35.3	$(27.3)	$78.3	$51.6

Revenues per Ton	$35.28	$71.88	$11.26	$37.20
Costs per Ton	27.59	96.87	7.93	26.52
Adjusted EBITDA Margin per Ton	$7.69	$(24.99)	$3.33	$10.68

	Nine Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	12.7	3.9	65.9	12.3

Revenues	$631.2	$388.0	$724.1	$496.0
Reporting Segment Costs	426.9	379.4	611.5	370.4
Adjusted EBITDA	$204.3	$8.6	$112.6	$125.6

Revenues per Ton	$49.86	$99.18	$10.99	$40.20
Costs per Ton	33.72	96.98	9.28	30.02
Adjusted EBITDA Margin per Ton	$16.14	$2.20	$1.71	$10.18

	Nine Months Ended September 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	13.8	4.2	65.0	13.5

Revenues	$526.1	$363.6	$737.2	$524.1
Reporting Segment Costs	408.0	459.7	594.2	401.1
Adjusted EBITDA	$118.1	$(96.1)	$143.0	$123.0

Revenues per Ton	$38.14	$87.16	$11.35	$38.67
Costs per Ton	29.58	110.20	9.15	29.60
Adjusted EBITDA Margin per Ton	$8.56	$(23.04)	$2.20	$9.07
Free Cash Flow is defined as net cash used in operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Net cash used in operating activities	$(18.4)	$(32.1)
Net cash used in investing activities	(119.7)	(159.4)
Free Cash Flow	$(138.1)	$(191.5)
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

The CAA requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards (NAAQS) every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone standards promulgated in 2015, including current secondary standards, and subsequently promulgated final standards to this effect. Fifteen states and other petitioners have filed a petition for review of the rule in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The litigation is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
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
More stringent PM or ozone standards would require new state implementation plans to be developed and filed with the EPA and may trigger additional control technology for mining equipment or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to other NAAQS for nitrogen dioxide (NO2) and sulfur dioxide (SO2), although these standards are not subject to a statutorily-required review until 2023 for NO2 and 2024 for SO2.
EPA Regulation of Greenhouse Gas Emissions from Existing Fossil Fuel-Fired EGUs. On October 23, 2015, the EPA published a final rule in the Federal Register regulating greenhouse gas emissions from existing fossil fuel-fired electric generation units (EGUs) under Section 111(d) of the CAA (80 Fed. Reg. 64,662 (Oct. 23, 2015)). The rule (known as the Clean Power Plan or CPP) established emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired EGUs. The CPP required that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders by 28% in 2025 and 32% in 2030 (compared with a 2005 baseline).
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
On October 29, 2021, the Supreme Court granted certiorari in four matters seeking review of the D.C. Circuit’s opinion invalidating the repeal of the CPP. In granting certiorari, the Supreme Court consolidated the cases to consider the breadth of the EPA’s scope pursuant to 42 U.S.C. Section 7411(d) of the CAA, specifically, whether it is limited to issuing standards for existing sources achievable through demonstrated technology and methods, or if it may also issue industry wide systems (such as cap and trade) which effectively seek to shift energy generation. The Company will continue to monitor the consolidated matters.
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. In 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine particle pollution in other states. In 2016, the EPA published the final CSAPR Update Rule which imposed additional reductions in nitrogen oxides (NOx) beginning in 2017 in 22 states subject to CSAPR.
In October 2020, the EPA proposed a rule to address a previous D.C. Circuit remand of the CSAPR Update Rule and in April 2021, the EPA published a final rule in the Federal Register which imposed further reductions of NOx emissions in 12 states that were subject to the original 2016 rule.

In the same rule, the EPA determined that 9 states did not significantly contribute to downwind nonattainment and/or maintenance issues and therefore did not require additional emission reductions. In order to implement reductions in the 12 identified states, the EPA issued Federal Implementation Plans to lower state ozone season NOx budgets in 2021 to 2024, although limited emission trading can be used for compliance and states have the ability to replace federal plans with revised state plans that are no less stringent. A petition for review challenging the 2021 rule has been filed in the D.C. Circuit, but this does not stay the effectiveness of the rule.
Mercury and Air Toxic Standards (MATS). The EPA published the final MATS rule in the Federal Register in 2012. The MATS rule revised the new source performance standards (NSPS) for NOx, SO2 and PM for new and modified coal-fueled electricity generating plants, and imposed maximum achievable control technology (MACT) emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs.
In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate HAP emissions from coal- and oil-fired power plants. This rule also finalized residual risk and technology review standards for the coal- and oil-fired EGU source category. Both actions were challenged in the D.C. Circuit but this litigation was placed in abeyance. In August 2020, the EPA sent a draft rule to the Office of Management and Budget for review regarding reconsideration of the “appropriate and necessary” finding as well as standards for coal- and oil-fired EGUs.
CWA Definition of “Waters of the United States”. In January 2020 the EPA and the Army Corps of Engineers (Corps) finalized the Navigable Waters Protection Rule to revise the definition of “Waters of the United States” and thereby establish the scope of federal regulatory authority under the CWA. On August 30, 2021, a federal court in Arizona vacated the Navigable Waters Protection Rule, and on September 3, 2021, the EPA and the Corps announced that they had “halted implementation” of the rule nationwide and that they are interpreting “Waters of the United States” consistent with the pre-2015 regulatory framework. The agencies reaffirmed that they are moving forward on two rulemaking proceedings to formally repeal the Navigable Waters Protection Rule and then to build upon the pre-2015 regulatory framework.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. On September 30, 2015, the EPA published a final rule setting new or additional requirements for various wastewater discharges from steam electric power plants. The rule set zero discharge requirements for some waste streams, as well as new, more stringent limits for arsenic, mercury, selenium and nitrogen applicable to certain other waste streams. On October 13, 2020, the EPA issued a final rule revising the technology-based effluent limitations guidelines and standards for the steam electric power generating point source category applicable to flue gas desulfurization wastewater and bottom ash transport water. However, on August 3, 2021, the EPA announced it is undertaking a supplemental rulemaking to “strengthen certain discharge limits” applicable to steam electric power plants. As finalized, the revised effluent limitations guidelines could significantly increase costs for many coal-fired steam electric power plants.
Regulatory Matters - Australia
The Australian mining industry is regulated by Australian federal, state and local governments with respect to environmental issues such as land reclamation, water quality, air quality, dust control, noise, planning issues (such as approvals to expand existing mines or to develop new mines) and health and safety issues. The Australian federal government retains control over the level of foreign investment and export approvals. Industrial relations are regulated under both federal and state laws. Australian state governments also require coal companies to post deposits or give other security against land which is being used for mining, with those deposits being incrementally returned or security released after satisfactory reclamation is progressively completed.
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

Environment Protection and Biodiversity Conservation Amendment (Standards and Assurance) Bill 2021. On February 25, 2021 the Commonwealth Government introduced the Environment Protection and Biodiversity Conservation Amendment (Standards and Assurance) Bill 2021 into Parliament, which proposes amendments to the Environment Protection and Biodiversity Conservation Act 1999 (EPBC Act) following the release of the Final Report of the Independent Review of the Act undertaken by Professor Graeme Samuel (the Samuel Review) that made 38 recommendations for short and long-term reforms, and ultimately calls for a complete overhaul of the existing legislative framework by 2022, to be undertaken in several tranches, with a strong focus on the setting of National Environmental Standards, assurance and compliance, data availability and management, and indigenous engagement. The bill responds to some of the recommendations for immediate reform made in the Samuel Review, and seeks to: establish a framework for the making, varying, revoking and application of National Environmental Standards; apply the National Environmental Standards to bilateral agreements with States and Territories; and establish an Environment Assurance Commissioner to monitor and audit bilateral agreements and other processes under the EPBC Act. The bill passed the Australian Parliament’s House of Representatives in June 2021 and is now under consideration by the Australian Senate.
Native Title and Cultural Heritage. On February 3, 2021 the Native Title Act 1993 was amended, largely directed at improving the efficiency of the native title system for all parties. The amendments confirm the validity of most section 31 right to negotiate agreements which might be invalid because of non-execution by any of the persons comprising the registered native title claimant following the Full Federal Court's decision in McGlade v Registrar National Native Title Tribunal. Other significant amendments include that: during the right to negotiate process the parties to section 31 agreements are now required to notify the National Native Title Tribunal of the existence of any ancillary agreements; new section 47C allows historical extinguishment to be disregarded on park areas including extinguishment by public works; and new section 24MD(6B)(f) creates a new 8 month objection period for the creation of a right to mine for the purpose of an infrastructure facility associated with mining and to some compulsory acquisitions of native title.
Global Climate
In the U.S., Congress has considered legislation addressing global climate issues and greenhouse gas emissions, but to date, no legislation directly affecting fossil fuel-fired powerplants has been signed into law. Congress did include climate legislation, the American Innovation and Manufacturing Act of 2020, within a large appropriations bill for the 2021 fiscal year. This legislation was enacted in December 2020, and final regulations were promulgated in September 2021. The law requires the phasedown of the production and use of hydrofluorocarbons (HFCs) in the United States. While it is possible that the U.S. will adopt broader legislation in the future, the timing and specific requirements of any such legislation are uncertain. The U.S. Congress is considering several measures to address climate issues and greenhouse gas emissions as part of the U.S. budgetary process, including reconciliation legislation that could create financial incentives and penalties as part of a “clean electricity standard” applying to electric generation.
In the absence of new U.S. federal legislation, the EPA has taken steps to regulate greenhouse gas emissions pursuant to the CAA. In response to the U.S. Supreme Court ruling in Massachusetts v. EPA, 549 U.S. 497 (2007) the EPA commenced several rulemaking projects as described under “Regulatory Matters - U.S.” As described above, however, the EPA’s rules affecting existing fossil-fuel fired power plants (i.e. the ACE Rule and the EPA’s repeal of the CPP) were vacated and remanded back to the EPA by the D.C. Circuit. Greenhouse gas requirements for new, reconstructed and modified fossil fuel fired power plants remain in effect.
Several changes in the New Source Review (NSR) program, a permitting plan under the CAA for new source construction and major modifications, have also been issued through guidance and rulemaking as described under “Regulatory Matters – U.S.” in the Company’s Annual Report on Form 10-K. The NSR program provides for the pre-construction review of new, reconstructed and modified stationary sources and results in determinations concerning the emission control technology that must be installed and operated at a source. NSPS generally serve as a “floor” level of control for sources subject to NSR review; the final level of control is determined through the permitting process. In certain cases, performance standards or controls regarding greenhouse gas emissions may be required through the NSR process. Because NSR review is undertaken both pursuant to applicable regulations and guidance and performed on a “case-by-case” basis, requirements imposed through this permitting process are subject to variation.

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
In January 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019. In April 2021, the U.S. announced its own Nationally Determined Contribution (NDC) with respect to the Paris Agreement. The NDC is voluntary and would aim to cut carbon dioxide output by 50% to 52% compared with 2005 levels by 2030. Recently, the U.S. has announced the goal of a completely emissions-free power grid by 2035, but has not provided additional, more specific information with regard to how the goal will be achieved. The Company anticipates a series of executive actions and/or orders from the current presidential administration aimed at curbing emission levels as well as associated rulemaking using the CAA and potentially other statutory and/or spending authorities.

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
The enactment of future laws or the passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on the Company of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of carbon capture, utilization and storage (CCUS) technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement. From time to time, Peabody attempts to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that Peabody make significant assumptions as to the specific provisions of such potential laws, regulations and policies which sometimes show that if implemented in the manner assumed by the analyses, the potential laws, regulations and policies could result in material adverse impacts on its operations, financial condition or cash flow. The Company does not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on its results of operations, financial condition or cash flows.
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral and margining requirements, and selling and administrative expenses. The Company has also used cash for dividends, share repurchases and early debt retirements.
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
Liquidity
As of September 30, 2021, the Company’s cash balances totaled $587.0 million, including approximately $265 million held by U.S. subsidiaries, $294 million held by Australian subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. The subsidiaries that conduct the operations of the Wilpinjong Mine held cash of approximately $145 million at September 30, 2021. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia.

The Company’s available liquidity declined from $728.7 million as of December 31, 2020 to $615.4 million as of September 30, 2021. Available liquidity was comprised of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Cash and cash equivalents	$587.0	$709.2
Credit facility availability	15.8	0.2
Accounts receivable securitization program availability	12.6	19.3
Total liquidity	$615.4	$728.7
Indebtedness
The Company’s total funded indebtedness (Indebtedness) as of September 30, 2021 and December 31, 2020 is presented in the table below.

Debt Instrument (defined below, as applicable)	September 30, 2021	December 31, 2020
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$23.1	$459.0
8.500% Senior Secured Notes due December 2024 (Peabody Notes)	128.8	—
10.000% Senior Secured Notes due December 2024 (Co-Issuer Notes)	193.9	—
6.375% Senior Secured Notes due March 2025 (2025 Notes)	462.4	500.0
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	206.0	—
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	328.7	388.2
Revolving credit facility	—	216.0
Finance lease obligations	30.4	27.3
Less: Debt issuance costs	(45.1)	(42.7)
	1,328.2	1,547.8
Less: Current portion of long-term debt	59.5	44.9
Long-term debt	$1,268.7	$1,502.9
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
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement and the first lien net leverage ratio covenant was eliminated. The Company LC Agreement requires that the Company’s restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers, its subsidiaries and other unrestricted subsidiaries is excluded from the calculation. Liquidity calculated in this manner amounted to $452.2 million at September 30, 2021.
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
The Company’s debt agreements impose various restrictions and limits on certain categories of payments that the Company may make, such as those for dividends, investments, and stock repurchases. The Company is also subject to customary affirmative and negative covenants. The Company was compliant with all covenants under its debt agreements including the minimum liquidity covenant under the Company LC Agreement at September 30, 2021.
Subsequent Financing Transactions
Subsequent to the Refinancing Transactions, the Company completed a series of financing transactions intended to improve its capital structure.
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. During September 2021, the Company announced that it could offer and sell up to an additional 12.5 million shares, for a total of 25.0 million shares authorized through the at-the-market offering program. Through September 30, 2021, the Company sold approximately 17.1 million shares for net cash proceeds of $177.2 million. Between October 1, 2021 and November 2, 2021, the Company settled sales of an additional 3.2 million shares for net proceeds of $43.4 million.
Through September 30, 2021, the Company retired $40.1 million of Peabody Notes, $19.7 million of 2025 Notes and $56.7 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $85.9 million. During the nine months ended September 30, 2021, the Company recorded net gains on early debt extinguishment of $26.9 million related to these retirements. Subsequent to September 30, 2021, the Company retired an additional $5.0 million of its Senior Secured Term Loan through similar open market purchases for an aggregate cost of $3.3 million.
Through September 30, 2021, the Company also completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the Peabody Notes in which the Company issued an aggregate 6.7 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $17.9 million aggregate principal amount of the 2025 Notes and $5.5 million aggregate principal amount of the Peabody Notes. Between October 1, 2021 and November 2, 2021, the Company issued an additional 1.9 million shares of its common stock in exchange for $31.0 million aggregate principal amount of a combination of Peabody Notes and 2025 Notes.

As a result of the Company’s open market purchases of its debt during the three months ended September 30, 2021, on October 22, 2021, the Company announced a Mandatory Repurchase Offer of up to $15.8 million of Peabody Notes, at 73.590% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offers expire on November 22, 2021, unless extended by the Company.
Considering the Refinancing Transactions and the subsequent financing transactions described above, the Company expects to incur approximately $190 million of interest expense, including approximately $45 million of non-cash interest expense, during the year ended December 31, 2021.
Refer to Note 11. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements for additional information related to the subsequent financing transactions described above.
Accounts Receivable Securitization Program
As described in Note 16. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017 which currently matures in 2022. The Company is in discussions to renew the facility prior to maturity. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At September 30, 2021, the Company had no outstanding borrowings and $133.6 million of letters of credit issued under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the Securitization Program at September 30, 2021.
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
Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2021 and 2020, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Net cash used in operating activities	$(18.4)	$(32.1)
Net cash used in investing activities	(119.7)	(159.4)
Net cash provided by financing activities	15.9	273.9
Net change in cash, cash equivalents and restricted cash	(122.2)	82.4
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2
Cash, cash equivalents and restricted cash at end of period	$587.0	$814.6

Net cash used in operating activities	$(18.4)	$(32.1)
Net cash used in investing activities	(119.7)	(159.4)
Free Cash Flow	$(138.1)	$(191.5)

Operating Activities. The decrease in net cash used in operating activities for the nine months ended September 30, 2021 compared to the same period in the prior year was driven by a year-over-year increase in operating cash flow, primarily from the Company’s mining operations ($237.7 million), partially offset by increased cash utilized to satisfy the margin requirements associated with derivative financial instruments ($224.0 million).
Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2021 compared to the same period in the prior year was driven by lower capital expenditures ($19.9 million) and lower advances to related parties and joint ventures, on a net basis ($13.4 million).
Financing Activities. The decrease in net cash provided by financing activities for the nine months ended September 30, 2021 compared to the same period in the prior year was driven by $360.0 million of revolving loan and securitization borrowings in the prior year, higher repayments of debt principal ($52.6 million) and payments for deferred financing costs ($22.5 million) in the current year, partially offset by $177.2 million proceeds from the issuance of common stock in the current year.
Off-Balance-Sheet Arrangements
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2021, such instruments included $1,462.4 million of surety bonds and $443.2 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its condensed consolidated balance sheets.
As of September 30, 2021, the Company was party to financial instruments with off-balance-sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,293.4	$42.1	$79.6	$30.9	$16.4	$1,462.4
Letters of credit outstanding under letter of credit facility	205.7	90.4	7.0	5.0	—	308.1
Letters of credit outstanding under accounts receivable securitization program	110.4	18.9	4.4	—	—	133.7
Other letters of credit	—	1.4	—	—	—	1.4
	1,609.5	152.8	91.0	35.9	16.4	1,905.6
Less: Letters of credit in support of surety bonds (4)	(309.7)	(29.8)	—	(1.2)	—	(340.7)
Less: Cash collateral in support of surety bonds (4)	(15.0)	—	—	—	—	(15.0)
Obligations supported, net	$1,284.8	$123.0	$91.0	$34.7	$16.4	$1,549.9
(1)    Obligations include pension and health care plans, workers’ compensation, and property and casualty insurance
(2)    Obligations pertain to customer and vendor contracts
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers. The Company has also posted $7.3 million in incremental collateral directly with the beneficiary that is not supported by a surety bond.
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
At September 30, 2021, the Company had total asset retirement obligations of $710.2 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
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
At September 30, 2021, the Company identified certain assets with an aggregate carrying value of approximately $1.1 billion in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of September 30, 2021 and determined that no impairment charges were necessary as of that date.
The Company’s critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s critical accounting policies remain unchanged at September 30, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2021, the Company had currency options outstanding with an aggregate notional amount of $595.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending June 30, 2022. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $141 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2021, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $125 million for the next twelve months.
Diesel Fuel Price Risk
Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of September 30, 2021, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
The Company expects to consume 80 to 90 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $20 million based on its expected usage.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Factors that could affect the Company’s results or an investment in the Company’s securities include, but are not limited to:
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
•the Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by the COVID-19 pandemic and the related effects on public health;
•the Company’s expenditures for postretirement benefit obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect;
•the Company is subject to various general operating risks which may be fully or partially outside of its control;
•the Company’s financial performance could be adversely affected by its Indebtedness;
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
•diversity in interpretation and application of accounting literature in the mining industry may impact the Company’s reported financial results; and
•other risks and factors detailed in this report, including, but not limited to, those discussed in “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program). On April 25, 2018, the Company announced that the Board authorized the expansion of the Repurchase Program to $1.0 billion. On October 30, 2018, the Company announced that the Board authorized an additional expansion of the Repurchase Program to $1.5 billion. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2021, the Company has repurchased 41.5 million shares of its common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
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

Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. During September 2021, the Company announced that it could offer and sell up to an additional 12.5 million shares, for a total of 25.0 million shares authorized through the at-the-market offering program. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021 and September 17, 2021, relating to the offer and sale of the shares. During the nine months ended September 30, 2021, the Company sold approximately 17.1 million shares for net cash proceeds of $177.2 million. Between October 1, 2021 and November 2, 2021, the Company settled sales of an additional 3.2 million shares for net proceeds of $43.4 million.
Also during the nine months ended September 30, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the Peabody Notes in which the Company issued an aggregate 6.7 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $17.9 million aggregate principal amount of the 2025 Notes and $5.5 million aggregate principal amount of the Peabody Notes. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange. Between October 1, 2021 and November 2, 2021, the Company issued an aggregate 1.9 million shares of its common stock in exchange for $19.0 million aggregate principal amount of the 2025 Notes and $12.0 million aggregate principal amount of the Peabody Notes in a similar manner as noted above.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2021	5,073	$8.19	—	$160.5
August 1 through August 31, 2021	—	—	—	160.5
September 1 through September 30, 2021	—	—	—	160.5
Total	5,073	8.19	—
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

10.1*
Variation of Employment Contract, dated August 11, 2021, between Peabody Energy Australia Coal Pty Ltd and Darren R. Yeates (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed August 13, 2021).

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

PEABODY ENERGY CORPORATION
Date:	November 5, 2021	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)