Form 10-K
period 2021-12-31
PEABODY ENERGY CORP
filed 2022-02-18
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates (stockholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2021: Common Stock, par value $0.01 per share, $645.5 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐
Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 11, 2022: Common Stock, par value $0.01 per share, 133,607,136 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2022 Annual Meeting of Shareholders (the Company’s 2022 Proxy Statement) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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
Without limiting the foregoing, all statements relating to Peabody’s future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that Peabody believes are reasonable, but are subject to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. These factors include but are not limited to those described in Part I, Item 1A. “Risk Factors.” Such factors are difficult to accurately predict and may be beyond the Company’s control.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.

Peabody Energy Corporation	2021 Form 10-K	i

Peabody Energy Corporation	2021 Form 10-K	1

Note:	The words “Peabody” or “the Company” as used in this report, refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to the Company’s continuing operations.
When used in this filing, the term “ton” refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while “tonne” refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
PART I
Item 1.    Business.
Overview
Peabody is a leading producer of metallurgical and thermal coal. At December 31, 2021, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia, including a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount). In addition to its mining operations, the Company markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts.
Segment and Geographic Information
As of December 31, 2021, Peabody reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company’s segments. Note 24. “Segment and Geographic Information” to the accompanying consolidated financial statements is incorporated herein by reference and also contains segment and geographic financial information.
Mining Locations
The maps that follow display Peabody’s active mine locations as of December 31, 2021. Also shown are the primary ports that the Company uses for its coal exports and the Company’s corporate headquarters in St. Louis, Missouri.
U.S. Locations

Rawhide
Caballo
North Antelope Rochelle
Twentymile/
Foidel Creek
El Segundo/
Lee Ranch
St. Louis
Corporate
Gateway North
Bear Run
Francisco
Somerville
Wild Boar
Shoal Creek
McDuffie
Terminal
Surface
Underground
Coal Port
0
100
200
300
400
Miles
N
W
E
S
Peabody

Peabody Energy Corporation	2021 Form 10-K	2

Australian Locations

500,000
1,000,000
1,500,000
7,400,000
6,900,000
6,400,000
Abbot Point
Dalrymple Bay
Mackay
Bowen Basin
Galilee Basin
Coppabella
Moorvale
Styx Basin
Middlemount
Rockhampton
Coral Sea
Bowen Basin
Southern Missing Link
Maryborough Basin
Surat Basin
Tarong Basin
Brisbane
Surat Basin
Queensland
Great Dividing Range
New South Wales
PACIFIC OCEAN
Gunnedah Basin
Wilpinjong
Wambo
Port Waratah / Newcastle Infrastructure Group
Newcastle
Sydney Basin
Tasman Sea
Sydney
Metropolitan
Port Kembla
Oaklands Basin
Victoria
Canberra
AUSTRALIA
N
S
E
W
Surface/Underground
Surface
Underground
Rail
Coal Port
0
100
200
300
Kilometers
Peabody

Peabody Energy Corporation	2021 Form 10-K	3

The table below summarizes information regarding the operating characteristics of each of the Company’s mines in the U.S. and Australia. The mines are listed within their respective mining segment in descending order, as determined by tons produced in 2021.

							Production
Segment/Mining Complex	Location	Mine Type	Mining Method	Coal Type	Primary Transport Method	Processing Plants	Year Ended December 31,
							2021	2020	2019
Seaborne Thermal Mining							(Tons in millions)
Wilpinjong	New South Wales	S	D, T/S	T	R, EV	Yes	13.2	14.2	14.1
Wambo Open-Cut (1)	New South Wales	S	T/S	T	R, EV	Yes	2.4	4.0	3.4
Wambo Underground (2)	New South Wales	U	LW	T, C	R, EV	Yes	1.4	1.5	2.2
Seaborne Metallurgical Mining
Coppabella (3)	Queensland	S	DL, D, T/S	P	R, EV	Yes	2.1	2.2	2.4
Moorvale (3)	Queensland	S	D, T/S	C, P, T	R, EV	Yes	1.3	1.2	1.7
Metropolitan (4)	New South Wales	U	LW	C, P, T	R, EV	Yes	1.0	1.0	1.5
Shoal Creek (5)	Alabama	U	LW	C	B, EV	Yes	0.1	0.6	1.9
Millennium (6)	Queensland	S	HW	C, P	R, EV	No	—	0.1	0.6
Middlemount (7)	Queensland	S	D, T/S	C, P	R, EV	Yes	—	—	—
Powder River Basin Mining
North Antelope Rochelle	Wyoming	S	DL, D, T/S	T	R	No	62.8	66.1	85.3
Caballo	Wyoming	S	D, T/S	T	R	No	13.9	11.6	12.6
Rawhide	Wyoming	S	D, T/S	T	R	No	11.6	9.5	10.1
Other U.S. Thermal Mining
Bear Run	Indiana	S	DL, D, T/S	T	Tr, R	Yes	6.0	5.2	6.8
El Segundo/Lee Ranch	New Mexico	S	DL, D, T/S	T	R	No	3.7	4.6	5.5
Wild Boar	Indiana	S	D, T/S, HW	T	Tr, R, R/B, T/B	Yes	2.4	2.0	2.5
Gateway North	Illinois	U	CM	T	Tr, R, R/B, T/B	Yes	1.8	1.8	3.0
Twentymile	Colorado	U	LW	T	R, Tr	Yes	1.7	1.2	2.6
Francisco Underground	Indiana	U	CM	T	R	Yes	1.5	1.6	2.0
Somerville Central (6)	Indiana	S	DL, D, T/S	T	R, R/B, T/B, T/R	No	—	0.4	1.2
Kayenta (8)	Arizona	S	DL, T/S	T	R	No	—	—	3.8
Wildcat Hills Underground (8)	Illinois	U	CM	T	T/B	No	—	—	1.4
Cottage Grove (8)	Illinois	S	D, T/S	T	T/B	No	—	—	0.1

Legend:
S	Surface Mine	B	Barge
U	Underground Mine	Tr	Truck
HW	Highwall Miner	R/B	Rail to Barge
DL	Dragline	T/B	Truck to Barge
D	Dozer/Casting	T/R	Truck to Rail
T/S	Truck and Shovel	EV	Export Vessel
LW	Longwall	T	Thermal/Steam
CM	Continuous Miner	C	Coking
R	Rail	P	Pulverized Coal Injection
(1)In December 2020, the United Wambo Joint Venture, an unincorporated joint venture between Peabody and Glencore plc, began joint production. The tons shown reflect Peabody’s proportionate share throughout the years. The Company’s 50% joint venture interest is subject to an outside non-controlling ownership interest.
(2)Majority-owned mine in which there is an outside non-controlling ownership interest.
(3)Peabody owns a 73.3% undivided interest in an unincorporated joint venture that owns the Coppabella and Moorvale mines. The tons shown reflect its share.
(4)The mine was idled in the fourth quarter of 2020. The mine restarted production in the second quarter of 2021.
(5)The mine was idled in the fourth quarter of 2020. The mine restarted production in November 2021.
(6)The mine ceased production during 2020.
(7)Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine. Because Middlemount is accounted for as an unconsolidated equity affiliate, the table above excludes tons produced from that mine, which totaled 2.0 million, 1.6 million and 1.4 million tons, respectively (on a 50% basis).
(8)The mine ceased production in 2019.
Refer to the Reserves and Resources tables within Item 2. “Properties,” which is incorporated by reference herein, for additional information regarding coal reserves and resources, and product characteristics associated with each mine.

Peabody Energy Corporation	2021 Form 10-K	4

Coal Supply Agreements
Customers. Peabody’s coal supply agreements are primarily with electricity generators, industrial facilities and steel manufacturers. Most of the Company’s sales from its mining operations are made under long-term coal supply agreements (those with initial terms of one year or longer and which often include price reopener and/or extension provisions). A smaller portion of the Company’s sales from its mining operations are made under contracts with terms of less than one year, including sales made on a spot basis. Sales under long-term coal supply agreements comprised approximately 84%, 89% and 88% of the Company’s worldwide sales from its mining operations (by volume) for the years ended December 31, 2021, 2020 and 2019, respectively.
For the year ended December 31, 2021, Peabody derived 26% of its revenues from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 17 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2022 to 2026. Peabody’s largest customer in 2021 contributed revenue of approximately $258 million, or approximately 8% of Peabody’s total revenues from coal supply agreements, and has contracts expiring at various times from 2022 to 2025.
Backlog. Peabody’s sales backlog, which includes coal supply agreements subject to price reopener and/or extension provisions, was approximately 283 million and 264 million tons of coal as of January 1, 2022 and 2021, respectively. Contracts in backlog have remaining terms ranging from one to nine years and represent approximately two years of production based on the Company’s 2021 production volume of 126.9 million tons. Approximately 57% of its backlog is expected to be filled beyond 2022.
Seaborne Mining Operations. Revenues from Peabody’s Seaborne Thermal Mining and Seaborne Metallurgical Mining segments represented approximately 50%, 42% and 45% of its total revenues from coal supply agreements for the years ended December 31, 2021, 2020 and 2019, respectively, during which periods the coal mining activities of those segments contributed respective amounts of 18%, 19% and 17% of its sales volumes from mining operations. The Company’s production is primarily sold into the seaborne thermal and metallurgical markets, with a majority of those sales executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and Peabody’s typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a bi-annual, quarterly, spot or index basis. For its seaborne mining operations, the portion of sales volume under contracts with a duration of less than one year represented 45% in 2021.
U.S. Thermal Mining Operations. Revenues from Peabody’s Powder River Basin Mining and Other U.S. Thermal Mining segments, in aggregate, represented approximately 50%, 58% and 55% of its revenues from coal supply agreements for the years ended December 31, 2021, 2020 and 2019, respectively, during which periods the coal mining activities of those segments contributed respective aggregate amounts of approximately 82%, 81% and 83% of its sales volumes from mining operations. The Company expects to continue selling a significant portion of coal production from its U.S. thermal mining segments under existing long-term supply agreements. Certain customers utilize long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Peabody’s approach is to selectively renew, or enter into new, long-term supply agreements when it can do so at prices and terms and conditions it believes are favorable. However, recent trends indicate that customers may be less likely to enter into long-term supply agreements prospectively, driven by the reduced utilization of plants and plant retirements, fluidity of natural gas pricing and the increased use of renewable energy sources.
Transportation
Methods of Distribution. Coal consumed in the U.S. is usually sold at the mine with transportation costs borne by the purchaser. Peabody’s U.S. mine sites are typically adjacent to a rail loop; however, in limited circumstances coal may be trucked to a barge site or directly to customers. Title predominately passes to the purchaser at the rail or barge, as applicable. Peabody’s U.S. and Australian export coal is usually sold at the loading port, with purchasers paying ocean freight. In each case, the Company usually pays transportation costs from the mine to the port, including any demurrage costs (fees paid to third-party shipping companies for loading time that exceeded the stipulated time).
The Company believes it has good relationships with U.S. and Australian rail carriers and port and barge companies due, in part, to its modern coal-loading facilities and the experience of its transportation coordinators. Refer to the table in the foregoing “Mining Locations” section for a summary of transportation methods by mine.

Peabody Energy Corporation	2021 Form 10-K	5

Export Facilities. Peabody has generally secured its ability to transport coal in Australia through rail and port contracts and access to five east coast coal export terminals that are primarily funded through take-or-pay arrangements (refer to the “Liquidity and Capital Resources” section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on its take-or-pay obligations). In Queensland, seaborne thermal and metallurgical coal from the Company’s mines is exported through the Dalrymple Bay Coal Terminal, in addition to the Abbot Point Coal Terminal used by its joint venture Middlemount Mine. In New South Wales, the Company’s primary ports for exporting thermal and metallurgical coal are at Port Kembla and Newcastle, which includes both the Port Waratah Coal Services terminal and the terminal operated by Newcastle Coal Infrastructure Group. Peabody has secured its ability to transport coal from its Shoal Creek Mine under barge and port contracts; the primary port is the McDuffie Terminal in Mobile, Alabama, which the Company utilizes without a take-or-pay arrangement.
Peabody’s U.S. thermal mining operations exported less than 1% of its annual tons sold during both the years ended December 31, 2021 and 2019. No tons were exported during the year ended December 31, 2020. The primary ports used for U.S. thermal exports are the United Bulk Terminal near New Orleans, Louisiana, the St. James Stevedoring Anchorages terminal in Convent, Louisiana and the Kinder Morgan terminal near Houston, Texas.
Suppliers
Mining Supplies and Equipment. The principal goods Peabody purchases in support of its mining activities are mining equipment and replacement parts, diesel fuel, ammonium-nitrate and emulsion-based explosives, off-the-road tires, steel-related products (including roof control materials), lubricants and electricity. Peabody has many well-established, strategic relationships with its key suppliers of goods and does not believe that it is overly dependent on any of its individual suppliers.
In situations where Peabody has elected to concentrate a large portion of its purchases with one supplier, it has been to take advantage of cost savings from larger volumes of purchases, benefit from long-term pricing for parts and ensure security of supply. Supplier concentration related to the Company’s mining equipment also allows it to benefit from fleet standardization, which in turn improves asset utilization by facilitating the development of common maintenance practices across its global platform, enhancing its flexibility to move equipment between mines and reduce working capital through inventory optimization.
Surface and underground mining equipment demand and lead times have increased in recent periods. Peabody consistently uses its global leverage with major suppliers and comprehensive planning processes to ensure security of supply to meet the requirements of its active mines.
Services. Peabody also purchases services at its mine sites, including services related to maintenance for mining equipment, construction, temporary labor, use of explosives and various other requirements. Peabody does not believe that it has undue operational or financial risk associated with its dependence on any individual service providers.
Competition
Demand for coal and the prices that the Company will be able to obtain for its coal are highly competitive and influenced by factors beyond the Company’s control, including but not limited to global economic conditions; the demand for electricity and steel; the cost of alternative sources; the impact of weather on heating and cooling demand; taxes and environmental regulations imposed by the U.S. and foreign governments.
Thermal Coal. Demand for Peabody’s thermal coal products is impacted by economic conditions; demand for electricity, which is impacted by energy efficient products; and the cost of electricity generation from coal and alternative forms of generation. Regulatory policies and environmental, social and governance considerations can also have an impact on generation choices and coal consumption. The Company’s products compete with producers of other forms of electricity generation, including natural gas, oil, nuclear, hydro, wind, solar and biomass, that provide an alternative to coal use. The use and price of thermal coal is heavily influenced by the availability and relative cost of alternative fuel sources and the generation of electricity utilizing alternative fuels, with customers focused on securing the lowest cost fuel supply in order to coordinate the most efficient utilization of generating resources in the economic dispatch of the power grid at the most competitive price.
In the U.S., natural gas is highly competitive (along with other alternative fuel sources) with thermal coal for electricity generation. The competitiveness of natural gas has been strengthened by accelerated growth in domestic natural gas production and new natural gas combined cycle generation capacity. The Henry Hub Natural Gas Prompt Price averaged $3.72 per mmBtu in 2021, versus $2.13 and $2.53 per mmBtu in 2020 and 2019, respectively. In addition, the competitiveness of other alternative fuel sources for electricity generation has been strengthened by the growth of government subsidized renewable energy generation. These pressures, coupled with increasing regulatory burdens, have contributed to a significant number of coal plant retirements. During 2021, approximately 8 gigawatts of U.S. coal power capacity was retired, and since 2010, U.S. coal power capacity has fallen by approximately thirty-two percent.

Peabody Energy Corporation	2021 Form 10-K	6

Internationally, thermal coal also competes with alternative forms of electricity generation. The competitiveness and availability of natural gas, liquefied natural gas, oil, nuclear, hydro, wind, solar and biomass varies by country and region. Seaborne thermal coal consumption is also impacted by the competitiveness of delivered seaborne thermal coal supply from key exporting countries such as Indonesia, Australia, Russia, Colombia, the U.S. and South Africa, among others. In addition, seaborne thermal coal import demand can be significantly impacted by the availability of domestic coal production, particularly in the two leading coal import countries, China and India, among others.
In addition to its alternative fuel source competitors, Peabody’s principal U.S. direct coal supply competitors (listed alphabetically) are other large coal producers, including Alliance Resource Partners; American Consolidated Natural Resources, Inc.; Arch Resources, Inc.; CONSOL Energy; Eagle Specialty Materials LLC; Foresight Energy; Hallador Energy; Kiewit; and Navajo Transitional Energy Company LLC, among others. Major international direct coal supply competitors (listed alphabetically) include Adaro Energy; Anglo American plc; BHP; Bumi Resources; China Shenhua Energy; Coal India Limited; Drummond Company; Glencore; South32; SUEK; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.
Metallurgical Coal. Demand for Peabody’s metallurgical coal products is impacted by economic conditions; government policies; demand for steel; and competing technologies used to make steel, some of which do not use coal as a manufacturing input, such as electric arc furnaces. The Company competes on the basis of coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support and reliability of supply.
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
Major international direct competitors (listed alphabetically) include Anglo American; Arch Resources, Inc.; BHP; Foxleigh; Glencore; Jellinbah; KRU; Teck Resources; Warrior Met Coal; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.
Cybersecurity Risk Management
Peabody uses digital technology to conduct its business operations and engage with its customers, vendors and partners. As the Company implements newer technologies such as cloud, analytics, automation and “internet of things,” the threats to its business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct affecting both the Company and its partners’ technologies increase. To address the risk, the Company continues to evolve its risk management approach in an effort to continually assess and improve its cybersecurity risk detection, deterrence and recovery capabilities. Peabody’s cybersecurity strategy emphasizes reduction of cyber risk exposure and continuous improvement of its cyber defense and resilience capabilities. These include: (i) proactive management of cyber risk to ensure compliance with contractual, legal and regulatory requirements, (ii) performing due diligence on third parties to ensure they have sound cybersecurity practices in place, (iii) ensuring essential business services remain available during a business disruption, (iv) implementing data policies and standards to protect sensitive company information and (v) exercising cyber incident response plans and risk mitigation strategies to address potential incidents should they occur.
During 2021, a software vendor that provides cloud services to the Company for its payroll function suffered a significant ransomware attack. The Company’s mitigation actions were adequate to avoid significant operational disruptions or material financial losses.
Human Capital
Peabody had approximately 4,900 employees as of December 31, 2021, including approximately 3,900 hourly employees. Additional information on its employees and related labor relations matters is contained in Note 21. “Management — Labor Relations” to the accompanying consolidated financial statements, which information is incorporated herein by reference. Peabody endeavors to engage with its organized workforce and foster strong relationships with those organizations built on trust and communication, which was evidenced in 2021 by successful labor negotiations at its Shoal Creek, Wambo and Metropolitan Mines.
As of December 31, 2021, approximately 3,300 of Peabody’s employees are located in the U.S., with the remainder primarily located in Australia. About 94% of its team members work for mine operations in the U.S. and Australia, while the remaining are employed at its global headquarters in St. Louis or other business offices.

Peabody Energy Corporation	2021 Form 10-K	7

Peabody strives to create a strong, united workforce with a commitment to safety as a way of life. In 2021, the Company achieved a global safety incidence rate of 1.18 incidents per 200,000 hours worked, which was 56% better than the 2020 U.S. industry average incidence rate of 2.69 incidents per 200,000 hours worked per the Mine Safety and Health Administration (MSHA).
Peabody strives to offer an inclusive work environment and engages, recognizes and develops employees. Peabody seeks a workforce that is comprised of diverse backgrounds, thoughts and experiences as a means to drive innovation and excellence within its business, and has formalized inclusion programs and training in policy and practice. The Company strives to attract and retain the best people, develop their potential and align their skills to important initiatives and activities. Peabody believes in fostering an inclusive work environment built on mutual trust, respect and engagement. Peabody invests in its employees through health and wellness programs, competitive total rewards and development opportunities. Peabody actively seeks employees' feedback, including through surveys and focus groups on its employee value proposition.
The typical Peabody employee has approximately eight years of experience with the company, and more than 51% of all Peabody employees remain employed with the company for more than five years. The Company offers a variety of learning events, including mentoring and development programs to aid its employees in their career growth. During the past five years, approximately 32% of open positions and 72% of director and above positions have been filled by internal candidates through promotions and lateral career development opportunities.
Information About Our Executive Officers
Set forth below are the names, ages and positions of Peabody’s executive officers. Executive officers are appointed by, and hold office at the discretion of, Peabody’s Board of Directors, subject to the terms of any employment agreements.

Name	Age (1)	Position (1)
James C. Grech	60	President and Chief Executive Officer
Mark A. Spurbeck	48	Executive Vice President and Chief Financial Officer
Scott T. Jarboe	48	Chief Administrative Officer and Corporate Secretary
Darren R. Yeates	61	Executive Vice President and Chief Operating Officer
Marc E. Hathhorn	51	President - U.S. Operations
Jamie Frankcombe	61	President - Australian Operations
Patrick J. Forkin III	63	Senior Vice President - Corporate Development and Strategy
(1)     As of February 11, 2022.
James C. Grech was named Peabody’s President and Chief Executive Officer in June 2021. He has over 30 years of experience in the natural resources industry. Mr. Grech served as Chief Executive Officer and a member of the Board of Directors of Wolverine Fuels, LLC, a thermal coal producer and marketer based in Sandy, Utah, from July 2018 until May 2021. Prior to joining Wolverine Fuels, LLC, Mr. Grech served as President of Nexus Gas Transmission from October 2016 to July 2018, and previously held the position of Chief Commercial Officer and Executive Vice President of Consol Energy. Mr. Grech brings a strong operational, commercial and financial background in both mining and other energy business operations and has extensive utilities and capital markets experience. He serves as a director of Blue Danube. Mr. Grech holds a Bachelor of Science in Electrical Engineering from Lawrence Technological University and an MBA from the University of Michigan.
Mark A. Spurbeck was named Peabody’s Executive Vice President and Chief Financial Officer in June 2020, after serving in an interim capacity from January 2020 through June 2020. He oversees finance, treasury, tax, internal audit, financial reporting, financial planning, risk and mine finance, corporate accounting functions, investor relations and corporate communications, information technology and shared services. Mr. Spurbeck has more than 25 years of accounting and financial experience, most recently serving as the Company’s Senior Vice President and Chief Accounting Officer from early 2018 to January 2020. Prior to joining Peabody, Mr. Spurbeck served as Vice President of Finance and Chief Accounting Officer at Coeur Mining, Inc., a diversified precious metals producer, from March 2013 to January 2018. He also previously held multiple financial positions at Newmont Mining Corporation, a leading gold and copper producer, First Data Corporation, a financial services company, and Deloitte LLP, an international accounting, tax and advisory firm. Mr. Spurbeck is a Certified Public Accountant and holds a Bachelor’s Degree in Accounting from Hillsdale College.
Scott T. Jarboe was named Peabody’s Chief Administrative Officer and Corporate Secretary in November 2021 after serving as Chief Legal Officer and Corporate Secretary since March 2020. He leads the Company’s global human resources, legal, government affairs, and ethics and compliance functions. Mr. Jarboe joined Peabody in 2010 and has served in a variety of legal roles. Previously, Mr. Jarboe practiced law with Husch Blackwell LLP and Bryan Cave LLP. Mr. Jarboe holds a Bachelor of Arts Degree from the University of Kansas, a Master’s Degree from the University of Missouri – Kansas City and a Juris Doctor degree from Washington University School of Law.

Peabody Energy Corporation	2021 Form 10-K	8

Darren R. Yeates was named Peabody’s Executive Vice President and Chief Operating Officer in October 2020. He has executive responsibility for operations, sales and marketing and technical services. Mr. Yeates has over 35 years of mining industry experience. From May 2018 to December 2019, Mr. Yeates served as Chief Operating Officer of MACH Energy Australia, a developer and supplier of thermal coal to both the Australian domestic and Asian export markets. From January 2014 until June 2016, Mr. Yeates served as the Chief Executive Officer of GVK Hancock Coal, a joint venture developing the vast potential of the Galilee Basin in Central Queensland. Prior to that, he spent over 22 years with Rio Tinto, a global mining group, including as Acting Managing Director and Chief Operating Officer for Coal Australia, General Manager Ports and Infrastructure for Pilbara Iron and General Manager Tarong Coal. Prior to joining Rio Tinto, Mr. Yeates worked for six years for BHP, a mining, metals and petroleum company, in coal operations and metalliferous exploration. Mr. Yeates has a Bachelor of Engineering (Mining) from the University of Queensland, a Graduate Diploma in Management from the University of Central Queensland and a Graduate Diploma of Applied Finance and Investment from the Securities Institute of Australia. He has an Executive MBA from the Monash Mt Eliza Business School and is a Fellow of the Australian Institute of Company Directors.
Marc E. Hathhorn was named Peabody’s President - U.S. Operations in November 2021. He has executive responsibility for the Company’s U.S. operating platform, which includes overseeing the areas of health and safety, operations, product delivery and support functions. Mr. Hathhorn has more than 30 years of experience in mining engineering and operations in North and South America and in Australia. Mr. Hathhorn joined Peabody in 2011 as Senior Vice President - Midwest Operations, and subsequently served as Group Executive - Americas Operations Support from 2013 to 2016, Group Executive - Americas Operations from 2016 to 2019 and President - Australian Operations until assuming his current role. Previously, Mr. Hathhorn held various leadership positions with Drummond LTD in South America, including Mine Operations Superintendent, Port Manager, and Vice President - Mining Operations. Prior to joining Drummond LTD, Mr. Hathhorn held various engineering and supervisory positions with Newmont Gold Corporation. Mr. Hathhorn holds a Bachelor of Science Degree in Mining Engineering from the University of Idaho, College of Mines.
Jamie Frankcombe was named Peabody’s President - Australian Operations in November 2021. He has executive responsibility for the Company’s Australian operating platform, which includes overseeing the areas of health and safety, environment, people, operational performance and product delivery. He is a senior mining executive with 30 years of experience in developing and managing large-scale open cut and underground coal, iron ore, copper and gold mines in Australia, Indonesia, Asia and the Americas. Prior to joining Peabody, Mr. Frankcombe served as Deputy Managing Director for Phu Bia Mining in Laos managing the Phu Kham (copper & gold) and Ban Houayxai (gold & silver) operating assets from June 2021 to November 2021. Prior to that, Mr. Frankcombe served as Integration Team Lead with Aurelia Metals Ltd from November 2020 to April 2021 with the responsibility of integrating the Dargues Gold Mine project and operations into the Aurelia Metals Ltd portfolio. Prior to that, he spent seven years as Chief Operating Officer for Whitehaven Coal Mining Ltd., overseeing operational and safety leadership of four open cut coal mines and one underground mine. In addition, he served as a director of Coal Services Pty Ltd. from September 2017 to July 2021. Mr. Frankcombe holds an Honours Degree in Engineering (Mining) and a Masters in Business Administration (Technology).
Patrick J. Forkin III joined Peabody in 2010 and was named Senior Vice President - Corporate Development and Strategy in November 2017. He has executive responsibility for mergers and acquisitions, portfolio management, global strategy, U.S. thermal coal sales and renewable energy development. Mr. Forkin has an extensive background in corporate finance, the energy industry, mergers and acquisitions and equity market research. Prior to joining Peabody, Mr. Forkin was in senior leadership roles at a U.S. solar development company and investment banking firms specializing in renewable and conventional energy. He spent the first nine years of his career at Deloitte LLP. Mr. Forkin holds a Bachelor of Science degree in Accountancy from the University of Illinois at Urbana-Champaign and is a Certified Public Accountant (inactive).
Regulatory Matters — U.S.
Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. In addition, the industry is affected by significant requirements mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations. Peabody believes that it has obtained all permits currently required to conduct its present mining operations.
The Company endeavors to conduct its mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry.

Peabody Energy Corporation	2021 Form 10-K	9

Mine Safety and Health
Peabody is subject to health and safety standards both at the federal and state level. The regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters.
MSHA is the entity responsible for monitoring compliance with the federal mine health and safety standards. MSHA employs various enforcement measures for noncompliance, including the issuance of monetary penalties and orders of withdrawal from a mine or part of a mine.
In Part I, Item 4. “Mine Safety Disclosures” and in Exhibit 95 to this Annual Report on Form 10-K, the Company provides additional details on MSHA compliance.
Black Lung (Coal Workers’ Pneumoconiosis)
Under the U.S. Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each U.S. coal mine operator who was the last to employ a claimant for a cumulative year of employment, with the last day worked for the operator after July 1, 1973, must pay federal black lung benefits and medical expenses to claimants whose claims for benefits are allowed. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Historically, very few of the miners who sought federal black lung benefits were awarded these benefits; however, the approval rate has increased following implementation of black lung provisions contained in the Affordable Care Act. The Affordable Care Act included significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition.
The trust fund has been funded by an excise tax on U.S. production. As a result of legislation enacted in December of 2020, the excise tax rates were set at 4.4% of the gross sales price not to exceed $1.10 per ton of underground coal and $0.55 per ton of surface coal for the year ending December 31, 2021. This enacted legislation expired on December 31, 2021 and the excise tax rates reverted back to 2% of the gross sales price not to exceed $0.50 per ton of underground coal and $0.25 per ton of surface coal. On December 2, 2021 the Government Accountability Office (GAO) published a report titled “Black Lung Benefits Program: Continued Inaction on Coal Operator Self-Insurance Increases Financial Risk to Trust Fund.” This report notes that the Department of Labor (DOL) took some steps to improve its oversight of self-insured coal mine operators, but these efforts were complicated by the COVID-19 pandemic. The GAO states in the report that the DOL has not taken necessary action to prevent additional benefit liabilities from being transferred to the trust fund and recommends that the DOL act on recommendations made in 2020. Subsequently, the Office of Workers' Compensation Programs (OWCP) indicated that it plans to issue a Notice of Proposed Rulemaking in the upcoming months to update its regulations authorizing coal producers to self-insure and for determining appropriate security amounts, and that it plans to solicit public comments for that proposal. A change in requirements for security posted to self-insure black lung liabilities could result in the Company being required to post additional security for its obligations. OWCP recently requested the Company to refile its application for self-insurance.
Peabody recognized expense related to the tax of $51.5 million, $53.3 million and $31.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Environmental Laws and Regulations
Peabody is subject to various federal, state, local and tribal environmental laws and regulations. These laws and regulations place substantial requirements on its coal mining operations, and require regular inspection and monitoring of its mines and other facilities to ensure compliance. The Company is also affected by various other federal, state, local and tribal environmental laws and regulations that impact its customers.
Surface Mining Control and Reclamation Act. In the U.S., the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement (OSMRE), established mining, environmental protection and reclamation standards for surface mining and underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSMRE or from the respective state regulatory authority. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority, with oversight from OSMRE. States in which Peabody has active mining operations have achieved primacy control of enforcement through federal authorization. In Arizona, where Peabody will be performing reclamation work on tribal lands, the Company is regulated by the OSMRE because the tribes do not have SMCRA authorization.

Peabody Energy Corporation	2021 Form 10-K	10

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
The Company’s total reclamation bonding requirements in the U.S. were $1,054.5 million as of December 31, 2021. The bond requirements for a mine represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state or OSMRE. The Company’s asset retirement obligations calculated in accordance with generally accepted accounting principles for its U.S. operations were $518.6 million as of December 31, 2021. The bond requirement amount for the Company’s U.S. operations significantly exceeds the financial liability for final mine reclamation because the asset retirement obligation liability is discounted from the end of the mine’s economic life to the balance sheet date in recognition that the final reclamation cash outlay is projected to be a number of years away. The bond amount, in contrast with the asset retirement obligation, presumes reclamation begins immediately, as well as different assumptions related to the cost of equipment and services utilized in the reclamation process.
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
In situations where the Company’s coal resources are federally owned, the U.S. Bureau of Land Management oversees a substantive exploration and leasing process. If surface land is managed by the U.S. Forest Service, that agency serves as the cooperating agency during the federal coal leasing process. Federal coal leases also require an approved federal mining permit under the signature of the Assistant Secretary of the Department of the Interior.
The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically based on changes in federal legislation. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2012 through September 30, 2021, the fee was $0.28 and $0.12 per ton of surface-mined and underground-mined coal, respectively. As a result of the Abandoned Mine Land Reclamation Amendments of 2021, which Congress enacted on November 15, 2021 as part of the Infrastructure Investment and Jobs Act, from October 1, 2021 through September 30, 2034, the fee is $0.224 and $0.096 per ton of surface-mined and underground-mine coal, respectively. The Company recognized expense related to the fees of $27.0 million, $28.4 million and $36.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Clean Air Act (CAA). The CAA, enacted in 1970, and comparable state and tribal laws that regulate air emissions affect the Company’s U.S. coal mining operations both directly and indirectly.
National Ambient Air Quality Standards (NAAQS). The CAA requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone standards promulgated in 2015, including current secondary standards, and subsequently promulgated final standards to this effect. Fifteen states and other petitioners have filed a petition for review of the rule in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The litigation is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
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

Peabody Energy Corporation	2021 Form 10-K	11

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
On December 20, 2018, the EPA proposed to revise the 2015 NSPS to modify the minimum requirements for newly constructed coal-fired units from partial carbon capture and storage to efficiency-based standards. (83 Fed. Reg. 65,424 (Dec. 20, 2018)). In contrast to the 2015 rule, the proposed rule defined BSER as the most efficient demonstrated steam cycle in combination with the best operating practices. The EPA indicated that the primary reason for revising BSER was the high cost and limited geographic availability of carbon capture and storage technology. Status reports filed with the D.C. Circuit in North Dakota v. EPA indicate that litigation on the 2015 rule should remain in abeyance pending the EPA’s action on the 2018 proposed rule.
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
On October 29, 2021, the Supreme Court granted certiorari in four matters seeking review of the D.C. Circuit’s opinion vacating the ACE rule and invalidating the repeal of the CPP. In granting certiorari, the Supreme Court consolidated the cases to consider the breadth of the EPA’s scope pursuant to 42 U.S.C. Section 7411(d) of the CAA, specifically, issues pertaining to whether the EPA is limited to issuing standards for existing sources achievable through demonstrated technology and methods applied to such sources, or whether the EPA may also issue nationwide “performance standards” that can apply to the electric generation sector (such as cap and trade) which could effectively restructure the nation’s energy system. The Company will continue to monitor the consolidated matters.

Peabody Energy Corporation	2021 Form 10-K	12

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
In the same rule, the EPA determined that 9 states did not significantly contribute to downwind nonattainment and/or maintenance issues and therefore did not require additional emission reductions. In order to implement reductions in the 12 identified states, the EPA issued Federal Implementation Plans to lower state ozone season NOx budgets in 2021 to 2024, although limited emission trading can be used for compliance and states have the ability to replace federal plans with revised state plans that are no less stringent. A petition for review challenging the 2021 rule has been filed in the D.C. Circuit and briefing in this litigation commenced in November 2021, but this does not stay the effectiveness of the rule.
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
In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate HAP emissions from coal- and oil-fired power plants. This rule also finalized residual risk and technology review standards for the coal- and oil-fired EGU source category. Both actions were challenged in the D.C. Circuit but this litigation was placed in abeyance. In 2021 EPA sent a draft rule to the Office of Management and Budget for review regarding reconsideration of the “appropriate and necessary” finding as well as residual risk and technology review standards for coal- and oil-fired EGUs.
Regional Haze. The Clean Air Act contains a national visibility goal for the “prevention of any future, and the remedying of any existing, impairment of visibility in Class I areas which impairment results from manmade air pollution.” The EPA promulgated comprehensive regulations in 1999 requiring all states to submit plans to address regional haze that could affect 156 national parks and wilderness areas, including requirements for certain sources to install the best available retrofit technology and for states to demonstrate “reasonable progress” towards meeting the national visibility goal. States are required to revise plans every 10 years.
Federal Coal Leasing Moratorium. The Executive Order on Promoting Energy Independence and Economic Growth (EI Order), signed on March 28, 2017, lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the EI Order, the Interior Secretary issued Order 3349 ending the federal coal leasing moratorium. Environmental groups took the issue to court (District of Montana) and in April 2019, the Court held the lifting of the moratorium triggered National Environmental Policy Act (NEPA) review. On May 22, 2020, the Court held that the Department of the Interior’s issuance of an Environmental Assessment and Finding of No Significant Impact (FONSI) remedied the prior NEPA violations. Environmental groups have since amended their complaint to challenge the Environmental Assessment and FONSI, and the litigation remains pending.

Peabody Energy Corporation	2021 Form 10-K	13

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
States are empowered to develop and apply water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Standards vary from state to state. Additionally, through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. Although the EPA issued a final rule in 2020 that effectively could have in effect limited state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances, as a result of litigation developments this year, the 1971 certification rule is currently back in effect. The EPA plans to issue another proposal in 2022 to update the 1971 rule.
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
CWA Definition of “Waters of the United States”. In January 2020 the EPA and the Army Corps of Engineers (Corps) finalized the Navigable Waters Protection Rule to revise the definition of “Waters of the United States” and thereby establish the scope of federal regulatory authority under the CWA. On August 30, 2021, a federal court in Arizona vacated the Navigable Waters Protection Rule, and on September 3, 2021, the EPA and the Corps announced that they had “halted implementation” of the rule nationwide and that they are interpreting “Waters of the United States” consistent with the pre-2015 regulatory framework. On December 7, 2021, the agencies published the first of two rulemaking proceedings to formally repeal the Navigable Waters Protection Rule, codify the pre-2015 regulatory framework, and then build upon that framework. The agencies plan to issue the second proposal in 2022, but the exact timing is unclear.
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

Peabody Energy Corporation	2021 Form 10-K	14

National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality issued a final rule comprehensively updating and modernizing its longstanding NEPA regulations on July 16, 2020. That final rule sought to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things. States and environmental groups have filed several lawsuits challenging the final rule. On October 7, 2021, however, CEQ published a proposed rule announcing a two-phase rulemaking process to generally restore the pre-2020 NEPA regulations before more broadly revisiting the 2020 rule.
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
Proposed Rule for Disposal of CCR from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country, and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. Although EPA had planned to finalize this rule in 2021, the EPA now expects to issue a final rule around October 2022. Separately, on August 28, 2020, the EPA finalized certain amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. The EPA is still deciding how to further revise the 2015 rule to address the remainder of the court decision. Initially the EPA had planned to issue a proposal in mid-2021, but the EPA now expects to issue the proposal rule in September 2022. Generally, EPA-imposed requirements will increase the cost of CCR management, but not as much as if the rule had regulated CCR as hazardous.
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
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on Peabody’s costs or its ability to mine some of its properties in accordance with its current mining plans. During the Trump Administration, the Departments of the Interior and Commerce issued finalized five rules aiming to streamline and update the ESA. But in June 2021, agencies announced their plan to revise, rescind, or reinstate the rules that were finalized (or withdrawn) during the Trump Administration that conflict with the Biden Administration’s objectives.

Peabody Energy Corporation	2021 Form 10-K	15

Use of Explosives. Peabody’s surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, it incurs costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. The storage of explosives is subject to strict federal regulatory requirements. The U.S. Bureau of Alcohol, Tobacco and Firearms (ATF) regulates the use of explosive blasting materials. In addition to ATF regulation, the Department of Homeland Security is expected to finalize an ammonium nitrate security program rule. On July 30, 2019, the OSMRE officially withdrew its decision to initiate rulemaking related to emissions generated from blasting at coal mining operations. The decision cited its lack of statutory authority and the sufficiency of the existing regulatory framework.
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
In February 2019, the New South Wales (NSW) Land and Environment Court (LEC) upheld the government’s denial of a planning approval for a non-Peabody coal mining project (Gloucester Resources Limited v. Minister for Planning). Although the approval was refused for other reasons, the judge in that case discussed ‘Scope 3’ greenhouse gas emissions resulting from the consumption of coal to be mined under the proposed project. Such emissions are often raised as a ground of objection to Australian mining projects, including Peabody’s mining projects. For example, in a subsequent LEC decision (Australian Coal Alliance Incorporated v. Wyong Coal Pty Ltd), the approval of a coal mining project was confirmed after such emissions had been considered by the relevant authority. In August 2019, Peabody and Glencore received approval from the NSW Independent Planning Commission (IPC) for the United Wambo project, subject to conditions (Export Conditions) requiring the joint venture to prepare an Export Management Plan setting out protocols for using all reasonable and feasible measures to ensure that any coal extracted from the mine that is to be exported from Australia is only exported to countries that are parties to the Paris Agreement (as defined below) or countries that the NSW Planning Secretary considers to have similar policies for reducing greenhouse gas emissions. The IPC subsequently approved another non-Peabody coal mining project (Rix’s Creek) without any Export Conditions. In October 2019, the NSW government introduced into Parliament proposed amendments to legislation and policy that would, if passed, have the effect of invalidating Export Conditions imposed on future NSW planning approvals, as well as no longer requiring consent authorities to consider ‘downstream emissions’ when assessing developments for the purposes of mining, petroleum production or extractive industry. The NSW government has announced changes to the IPC and planning system process which aims to improve timeframes and efficiencies for project approvals and providing more clarity on the IPC’s role in determining applications including seeking guidance on government policy. In June 2020, the NSW Government released its Strategic Statement on Coal Exploration and Mining in NSW which provides a high level framework for the government's policy approach to the future of the coal sector, as well as details of a streamlined strategic release process. The strategy identifies some potential areas for possible new coal exploration, areas that are ruled out for coal mining and areas where new coal exploration can only occur adjacent to an existing coal title via the Operational Allocation process. In December 2020, the NSW Government finalized and published the Guideline for the Competitive Allocation of Coal, which details the process for considering areas for coal exploration and allocating them by public tender.

Peabody Energy Corporation	2021 Form 10-K	16

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

Peabody Energy Corporation	2021 Form 10-K	17

Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state-specific legislation. As a condition of approval for mining operations, companies are required to progressively reclaim mined land and provide appropriate bonding, or, in certain circumstances (see below in relation to the Mineral and Energy Resources (Financial Provisioning) Act 2018), make alternative financial contributions to the relevant state government as a safeguard to cover the costs of reclamation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. Peabody’s mines provide financial assurance to the relevant authorities which is calculated in accordance with current regulatory requirements. This financial assurance is in the form of cash, surety bonds or bank guarantees which are supported by a combination of cash collateral, deeds of indemnity and guarantee and letters of credit issued under the Company’s credit facility and accounts receivable securitization program. The Company operates in both the Queensland and New South Wales state jurisdictions.
Peabody’s reclamation bonding requirements in Australia were $240.2 million as of December 31, 2021. The bond requirements represent the states’ calculated cost to reclaim the current operations of a mine if it ceases to operate in the current period less any discounts agreed with the state. The cost calculation for each bond must be completed according to the regulatory authority of each state. The costs associated with the Company’s Australian asset retirement obligations are calculated in accordance with U.S. generally accepted accounting principles and were $201.2 million as of December 31, 2021. The total bonding requirements for the Company’s Australian operations differ from the calculated costs associated with the asset retirement obligations because the costs associated with asset retirement obligations are discounted from the end of the mine’s economic life to the balance sheet date in recognition of the economic reality that reclamation is conducted progressively and final reclamation is projected to be a number of years away, whereas the bonding amount represents the states’ calculated cost of reclamation if a mine ceases to operate immediately as well as different costs assumptions.
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
In November 2018, the Queensland government passed the Mineral and Energy Resources (Financial Provisioning) Act 2018 providing for a new financial assurance (FA) framework and new progressive rehabilitation requirements. The new FA framework creates a pooled fund covering most mines and most of the total industry liability, plus other options for providing FA if not part of the pooled fund (for example, allowing insurance bonds or cash). The percentage rate of the total rehabilitation cost payable into the pooled fund will take into account the financial strength of the holder of the EA for the mine and the project strength of the mine. The total rehabilitation cost is determined using an updated rehabilitation cost calculator, which no longer provides for discounting. The commencement date for the new FA framework was April 1, 2019 and there is a transitional period during which Peabody will move each of its mines in Queensland into the new FA framework.

Peabody Energy Corporation	2021 Form 10-K	18

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
Following the May 2020 destruction of caves at the Juukan Gorge in the Pilbara region of Western Australia by an iron ore mining operation, the Federal Government established a Senate Inquiry. The Inquiry’s terms of reference included reviewing the effectiveness and adequacy of state and federal laws in relation to Aboriginal and Torres Strait Islander cultural heritage in each of the Australian jurisdictions; and how these cultural heritage laws might be improved to guarantee the protection of culturally and historically significant sites. Following an interim report released on December 9, 2020, the Joint Standing Committee on Northern Australia released its final report on October 18, 2021. The final report sets out three key findings and eight recommendations, including that a new framework for cultural heritage protection be implemented at a national level by way of new legislated national minimum standards for State and Territory laws. The recommendations also include that a review of the Native Title Act 1993 (Cth) be undertaken to address inequalities in the negotiating position of Aboriginal and Torres Strait Islander peoples in the future act regime, including the ‘right to negotiate’ process which is associated with the grant of certain mining tenements. Any legislation passed as a result of the recommendations in the final report could potentially impact the Company’s current and future mining tenements and operations.
Occupational Health and Safety. State legislation requires Peabody to provide and maintain a safe workplace by providing safe systems of work, safety equipment and appropriate information, instruction, training and supervision. In recognition of the specialized nature of mining and mining activities, specific occupational health and safety obligations have been mandated under state legislation specific to the coal mining industry. There are some differences in the application and detail of the laws, and mining operators, directors, officers and certain other employees are all subject to the obligations under this legislation.

Peabody Energy Corporation	2021 Form 10-K	19

In September 2020, Safe Work Australia (SWA) published its revised Workplace Exposure Standards (WES) for coal dust and silica based on toxicological information and other monitoring data. SWA have recommended exposure limits of 1.5 mg/m3 for coal dust (to apply from October 2022) and 0.05 mg/m3 for silica (to apply as soon as possible). In Queensland, a new workplace exposure standard for respirable crystalline silica (eight hour time-weighted average airborne concentration of 0.05 milligrams per cubic meter (mg/m3)) took effect from July 1, 2020. In New South Wales, the new respirable crystalline silica workplace exposure standard of 0.05 mg/m3 commenced on July 1, 2020. The respirable coal dust workplace exposure standard of 2.5 mg/m3 was reduced to 1.5 mg/m3 on February 1, 2021 and mines need to report exceedances of the new exposure standard to the NSW Resources Regulator from this date. NSW is the first mining jurisdiction in Australia to implement an exposure standard for diesel particulate matter with the exposure standard of 0.1 mg/m3 which became enforceable on February 1, 2021.
In addition, as part of a broader review of workplace exposure standards, SWA is currently considering a proposal to reduce the time weighted average (TWA) Workplace Exposure Standard (WES) for carbon dioxide (CO2) in Australian coal mines from 12,500 ppm to 5,000 ppm. Currently there is a separate TWA for CO2 in coal mines however SWA proposes to remove this to align with a general industry standard. If implemented, the change has the potential to affect underground mines operating in CO2 rich coal seams, including the primary coal seam of the Company’s Metropolitan Mine. Importantly, a minimum three-year transition period applies for any change to standards.
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
On May 20, 2020, the Queensland Parliament passed a bill into law that introduces the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are “senior officers” and companies in the mining industry. Individuals now face a maximum prison sentence of 20 years and companies could be fined up to approximately $13 million Australian dollars. This new law became effective July 1, 2020. The bill also introduced the requirement for statutory role holders to be employees of the coal mine operator entity with an 18-month transition period ending November 25, 2022.
Industrial Relations. A national industrial relations system, the Fair Work Act and National Employment Standards, administered by the federal government applies to all employers and employees. The matters regulated under the national system include general employment conditions, unfair dismissal, enterprise bargaining, bullying claims, industrial action and resolution of workplace disputes. Most of the hourly workers employed in the Company’s mines are also covered by the Black Coal Mining Industry Award and company specific enterprise agreements approved under the national system.
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
The National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015 outlines key elements of a responsible emitter’s duty to avoid an excess emissions situation and provides detail on how it can meet that requirement. The Rule was amended between 2019 and 2021 to transition responsible emitters to new baseline setting arrangements. From the start of the 2020-21 compliance year, baselines must use prescribed production variables (an example being run of mine coal) and default emissions intensity values (being values set by the Government to represent the industry average emissions intensity of production over five years) unless specific exemptions apply (such as a facility having site-specific values set).
Queensland Royalty. As part of the Queensland Government’s 2019-20 Budget, the Government committed to freeze royalty rates on coal and minerals for three years, provided companies voluntarily contribute to a Resource Community Infrastructure Fund (the Fund) over this three-year period. The Government contributes $30 million Australian dollars towards the Fund, with companies voluntarily contributing $70 million Australian dollars. Peabody’s contribution to the Fund was approximately $522,000 Australian dollars for the 2020-21 financial year and $713,000 Australian dollars for the 2019-20 financial year. Peabody’s contribution is expected to further decrease in year three based on an expected reduction in production at its Queensland mines.

Peabody Energy Corporation	2021 Form 10-K	20

New South Wales Royalty. In New South Wales, the royalty applicable to coal is charged as a percentage of the value of production (total revenue less allowable deductions). This is equal to 6.2% for deep underground mines (coal extracted at depths greater than 400 meters below ground surface), 7.2% for underground mines and 8.2% for open-cut mines.
Sydney Water Catchment Areas. In November 2017, the New South Wales government established an independent expert panel (Panel) to advise the Department of Planning, Industry and Environment (DPIE) on the impact of underground mining activities in Sydney’s water catchment areas, including at the Company’s Metropolitan Mine. The Panel issued its final report in October 2019. The final report makes findings and recommendations concerning mining activities and effects across the catchment as a whole.
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
Risks Related to Global Climate Change
Peabody recognizes that climate change is occurring and that human activity, including the use of fossil fuels, contributes to greenhouse gas (GHG) emissions. The Company’s largest contribution to GHG emissions occurs indirectly, through the coal used by its customers in the generation of electricity and the production of steel (Scope 3). To a lesser extent, the Company directly and indirectly contributes to GHG emissions from various aspects of its mining operations, including from the use of electrical power and combustible fuels, as well as from the fugitive methane emissions associated with coal mines and stockpiles (Scopes 1 and 2).
Peabody’s board of directors and management believe that coal is essential to affordable, reliable energy and will continue to play a significant role in the global energy mix for the foreseeable future. Peabody views technology as vital to advancing global climate change solutions, and the company supports advanced coal technologies to drive continuous improvement toward the ultimate goal of net-zero emissions from coal.
The board of directors has ultimate oversight for climate-related risk and opportunity assessments, and has delegated certain aspects of these assessments to subject matter committees of the board. In addition, the board and its committees are provided regular updates on major risks and changes, including climate-related matters. The senior management team champions the strategic objectives set forth by the board of directors and Peabody’s global workforce turns those objectives into meaningful actions.
Management believes that the Company’s external communications, including environmental regulatory filings and public notices, U.S. Securities and Exchange Commission filings, its annual Environmental, Social and Governance Report, its website and various other stakeholder-focused publications provide a comprehensive picture of the Company’s material risks and progress. All such communications are subject to oversight and review protocols established by Peabody’s board of directors and executive leadership team.
The Company faces risks from both the global transition to a net-zero emissions economy and the potential physical impacts of climate change. Such risks may involve financial, policy, legal, technological, reputational and other impacts as the Company meets various mitigation and adaptation requirements.

Peabody Energy Corporation	2021 Form 10-K	21

The transition to a net-zero emissions economy is driven by many factors, including, but not limited to, legislative and regulatory rulemaking processes, campaigns undertaken by non-governmental organizations to minimize or eliminate the use of coal as a source of electricity generation, and the ESG-related policies of financial institutions and other private companies. The Company has experienced, or may in the future experience, negative effects on its results of operations due to the following specific risks as a result of such factors:
•Reduced utilization or closure of existing coal-fired electricity generating plants;
•Electricity generators switching from coal to alternative fuels, when feasible;
•Increased costs associated with regulatory compliance;
•Unfavorable impact of regulatory compliance on supply and demand fundamentals, such as limitations on financing or construction of new coal-fueled power stations;
•Uncertainty and inconsistency in rulemaking processes related to periodic governmental administrative and policy changes;
•Unfavorable costs of capital and access to financial markets and products due to the policies of financial institutions;
•Disruption to operations or markets due to anti-coal activism and litigation; and
•Reputational damage associated with involvement in GHG emissions.
With respect to the potential or actual physical impacts of climate change, the Company has identified the following specific risks:
•Disruption to water supplies vital to mining operations;
•Disruption to transportation and other supply chain activities;
•Damage to the Company’s, customers’ or suppliers’ plant and equipment, or third-party infrastructure, resulting from weather events or changes in environmental trends and conditions; and
•Electrical grid failures and power outages.
While the Company faces numerous risks associated with the transition to a net-zero emissions economy and the physical impacts of climate change, certain opportunities may also emerge, such as:
•Heightened emphasis among multiple stakeholders to develop high-efficiency, low-emissions (HELE) technologies and carbon capture, use and storage (CCUS) technologies;
•Increased steel demand related to construction and other infrastructure projects related to climate change concerns; and
•The relative expense and reliability of renewable energy sources compared to coal may encourage support for balanced-source energy policies and regulations.
Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to GHG emissions, including emissions of carbon dioxide from coal combustion by power plants. There have been significant developments in federal and state legislation and regulation and international accords regarding climate change. Such developments are described below in the section “Regulations Related to Global Climate Change” within this Item 1.
The enactment of future laws or the passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on Peabody of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement. The Company believes HELE and CCUS technologies should be part of the solution to achieve substantial reductions in GHG emissions and should be broadly supported and encouraged, including through eligibility for public funding from national and international sources. In addition, CCUS merits targeted deployment incentives, like those provided to other low-emission sources of energy.

Peabody Energy Corporation	2021 Form 10-K	22

From time to time, the Company’s board of directors and management attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require significant assumptions as to the specific provisions of such potential laws, regulations and policies which sometimes show that if implemented in the manner assumed by the analyses, the potential laws, regulations and policies could result in material adverse impacts on the Company’s operations, financial condition or cash flows. Such analyses cannot be relied upon to reasonably predict the quantitative impact that future laws, regulations or other policies may have on the Company’s results of operations, financial condition or cash flows.
Regulations Related to Global Climate Change
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
At the same time, a number of states in the U.S. have adopted programs to regulate greenhouse gas emissions. For example, 10 northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont) entered into the Regional Greenhouse Gas Initiative (RGGI) in 2005, and Pennsylvania is expected to join in 2022. RGGI is a mandatory cap-and-trade program to cap regional carbon dioxide emissions from power plants. Six mid-western states (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) and one Canadian province have entered into the Midwestern Regional Greenhouse Gas Reduction Accord (MGGRA) to establish voluntary regional greenhouse gas reduction targets and develop a voluntary multi-sector cap-and-trade system to help meet the targets. It has been reported that, while the MGGRA has not been formally suspended, the participating states are no longer pursuing it. Seven western states (Arizona, California, Montana, New Mexico, Oregon, Utah and Washington) and four Canadian provinces entered into the Western Climate Initiative (WCI) in 2008 to establish a voluntary regional greenhouse gas reduction goal and develop market-based strategies to achieve emissions reductions. However, in November 2011, the WCI announced that six states had withdrawn from the WCI, leaving California and four Canadian provinces as the remaining members. Of those five jurisdictions, only California and Quebec have adopted greenhouse gas cap-and-trade regulations to date and both programs have begun operating. Many of the states and provinces that left WCI, RGGI and MGGRA, along with many that continue to participate, have joined the new North America 2050 initiative, which seeks to reduce greenhouse gas emissions and create economic opportunities in ways not limited to cap-and-trade programs.
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

Peabody Energy Corporation	2021 Form 10-K	23

Peabody participated in the Department of Energy’s Voluntary Reporting of Greenhouse Gases Program until its suspension in May 2011, and the Company regularly discloses information regarding its production-related emissions in its annual Environmental, Social and Governance Report. The vast majority of the Company’s emissions are generated by the operation of heavy machinery to extract and transport material at its mines and fugitive emissions from the extraction of coal.
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
Available Information
Peabody files or furnishes annual, quarterly and current reports (including any exhibits or amendments to those reports), proxy statements and other information with the SEC. These materials are available free of charge through the Company’s website (www.peabodyenergy.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information included on the Company’s website does not constitute part of this document. These materials may also be accessed through the SEC’s website (www.sec.gov).
In addition, copies of the Company’s filings will be made available, free of charge, upon request by telephone at (314) 342-7900 or by mail at: Peabody Energy Corporation, Peabody Plaza, 701 Market Street, St. Louis, Missouri 63101-1826, attention: Investor Relations.
Item 1A.    Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect the Company’s business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with the Company’s business. New factors may emerge or changes to these risks could occur that could materially affect its business.

Peabody Energy Corporation	2021 Form 10-K	24

Risks Associated with Peabody’s Operations
The Company’s profitability depends upon the prices it receives for its coal.
The Company operates in a competitive and highly regulated industry that has at times experienced strong headwinds. Current pricing levels of both seaborne and domestic coal products may not be sustainable in the future. Declines in coal prices could materially and adversely affect the Company’s operating results and profitability and the value of its coal reserves and resources.
Coal prices are dependent upon factors beyond the Company’s control, including:
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
•the demand for steel, which may lead to price fluctuations in the monthly and quarterly repricing of the Company’s metallurgical coal contracts;
•weather patterns, severe weather and natural disasters;
•regulatory, administrative and judicial decisions, including those affecting future mining permits and leases;
•competing technologies used to make steel, some of which do not use coal as a manufacturing input, such as electric arc furnaces; and
•technological developments, including those related to alternative energy sources, those intended to convert coal-to-liquids or gas and those aimed at capturing, using and storing carbon dioxide.
Thermal coal accounted for the majority of the Company’s coal sales by volume during 2021 and 2020, with the vast majority of these sales to electric power generators. The demand for coal consumed for electric power generation is affected by many of the factors described above, but primarily by (i) the overall demand for electricity; (ii) the availability, quality and price of competing fuels, such as natural gas, nuclear fuel, oil and alternative energy sources; (iii) utilization of all electricity generating units (whether using coal or not), including the relative cost of producing electricity from multiple fuels, including coal; (iv) stringent environmental and other governmental regulations; (v) other sociopolitical views on coal; and (vi) the coal inventories of utilities. Gas-fueled generation has displaced and could continue to displace coal-fueled generation (particularly from older, less efficient coal-fueled generation units) as current and potentially increasing regulatory costs and other factors impact the operating decisions of electric power generators. In addition, some electric power generators have made decisions to close coal-fueled generation units given ongoing pressure to shift away from coal generation. Many of the new power plants in the U.S. may be fueled by natural gas because gas-fired plants have been less expensive to construct, permits to construct these plants are easier to obtain based on emissions profiles and electric power generators may face public and governmental pressure to generate a larger portion of their electricity from natural gas-fueled units and alternative energy sources. Increasingly stringent regulations along with stagnant electricity demand in recent years have also reduced the number of new power plants being built. In recent years, these trends have reduced demand for the Company’s coal and the related prices. Lower demand for coal consumed by electric power generators could reduce the volume of thermal coal that the Company sells and the prices that it receives for the thermal coal, thereby reducing its revenues and adversely impacting its earnings and the value of its coal reserves and resources.
The Company produces metallurgical coal that is used in the global steel industry. Metallurgical coal accounted for approximately 22% and 17% of its revenues in 2021 and 2020, respectively. Changes in governmental policies and regulations and changes in the steel industry, including the demand for steel, could reduce the demand for the Company’s metallurgical coal. Lower demand for metallurgical coal in international markets could reduce the amount of metallurgical coal that the Company sells and the prices that it receives for the metallurgical coal, thereby reducing its revenues and adversely impacting its earnings and the value of its coal reserves and resources.

Peabody Energy Corporation	2021 Form 10-K	25

The balance between coal demand and supply, factoring in demand and supply of closely related and competing fuel sources, both domestically and internationally, could materially reduce coal prices and therefore materially reduce the Company’s revenues and profitability. The Company competes with other fuel sources used for electricity generation, such as natural gas and renewables. The Company’s seaborne products compete with other producers as well as other fuel sources. Declines in the price of natural gas could cause demand for coal to decrease and adversely affect the price of coal. Sustained periods of low natural gas prices or low prices for other fuels may also cause utilities to phase out or close existing coal-fueled power plants or reduce construction of new coal-fueled power plants. In the U.S., no new coal-fueled power plants are being constructed or reopened after closure. These closures could have a material adverse effect on demand and prices for the Company’s coal, thereby reducing its revenues and materially and adversely affecting its business and results of operations.
If a substantial number of the Company’s long-term coal supply agreements, including those with its largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, its revenues and operating profits could suffer if the Company is unable to find alternate buyers willing to purchase its coal on comparable terms to those in its contracts.
Most of the Company’s sales are made under coal supply agreements, which are important to the stability and profitability of its operations. The execution of a satisfactory coal supply agreement is frequently the basis on which the Company undertakes the development of coal reserves and resources required to be supplied under the contract, particularly in the U.S. For the year ended December 31, 2021, the Company derived 26% of its revenues from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 17 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2022 to 2026.
Many of the Company’s coal supply agreements contain provisions that permit the parties to adjust the contract price upward or downward at specified times. The Company may adjust these contract prices based on inflation or deflation, price indices and/or changes in the factors affecting the cost of producing coal, such as taxes, fees, royalties and changes in the laws regulating the mining, production, sale or use of coal. In a limited number of contracts, failure of the parties to agree on a price under those provisions may allow either party to terminate the contract. The Company may experience reductions in coal prices in new long-term coal supply agreements replacing some of its expiring contracts. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or the customer during the duration of specified events beyond the control of the affected party. Some coal supply agreements allow customers to vary the volumes of coal that they are required to purchase during a particular period, and where coal supply agreements do not explicitly allow such variation, customers sometimes request that the Company amend the agreements to allow for such variation. Most of its coal supply agreements contain provisions requiring the Company to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, volatile matter, coking properties, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Moreover, some of these agreements allow the Company’s customers to terminate their contracts in the event of changes in regulations affecting the coal industry that restrict the use or type of coal permissible at the customer’s plant or increase the price of coal beyond specified limits.
On an ongoing basis, the Company discusses the extension of existing agreements or entering into new long-term agreements with various customers, but these negotiations may not be successful and these customers may not continue to purchase coal from the Company under long-term supply agreements.
The operating profits the Company realizes from coal sold under supply agreements depend on a variety of factors. In addition, price adjustment and other contract provisions may increase its exposure to short-term coal price volatility. If a substantial portion of the Company’s coal supply agreements were modified or terminated, it could be materially adversely affected to the extent that it is unable to find alternate buyers for its coal at the same level of profitability. Prices for coal vary by mining region and country. As a result, the Company cannot predict the future strength of the coal industry overall or by mining region and cannot provide assurance that it will be able to replace existing long-term coal supply agreements at the same prices or with similar profit margins when they expire. In addition, the Company’s revenue could be adversely affected by a decline in customer purchases (including contractually obligated purchases) due to lack of demand and oversupply, cost of competing fuels and environmental and other governmental regulations.

Peabody Energy Corporation	2021 Form 10-K	26

Risks inherent to mining could increase the cost of operating the Company’s business, and events and conditions that could occur during the course of its mining operations could have a material adverse impact on the Company.
The Company’s mining operations are subject to conditions that can impact the safety of its workforce, delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include:
•elevated gas levels;
•fires and explosions, including from methane gas or coal dust;
•accidental mine water discharges;
•weather, flooding and natural disasters;
•hazardous events such as roof falls and high wall or tailings dam failures;
•seismic activities, ground failures, rock bursts or structural cave-ins or slides;
•key equipment failures;
•unavailability of equipment or parts;
•variations in coal seam thickness, coal quality, the amount of rock and soil overlying coal deposits and geologic conditions impacting mine sequencing;
•delays in moving its longwall equipment;
•unexpected maintenance problems; and
•unforeseen delays in implementation of mining technologies that are new to its operations.
The Company maintains insurance policies that provide limited coverage for some of the risks referenced above, which may lessen the impact associated with these risks. However, there can be no assurance as to the amount or timing of recovery under its insurance policies in connection with losses associated with these risks.
The Company’s take-or-pay arrangements could unfavorably affect its profitability.
The Company has substantial take-or-pay arrangements with its port access and rail transportation providers, predominately in Australia, totaling $1.2 billion, with terms ranging up to 21 years, that commit the Company to pay a minimum amount for the delivery of coal even if those commitments go unused. The take-or-pay provisions in these contracts sometimes allow the Company to apply amounts paid for subsequent deliveries, but these provisions have limitations and the Company may not be able to apply all such amounts so paid in all cases. Also, the Company may not be able to utilize the amount of capacity for which it has previously paid. Additionally, the Company may continue to deliver coal during times when it might otherwise be optimal to suspend operations because these take-or-pay provisions effectively convert a variable cost of selling coal to a fixed operating cost.
The Company may not recover its investments in its mining, exploration and other assets, which may require the Company to recognize impairment charges related to those assets.
The value of the Company’s assets have from time to time been adversely affected by numerous uncertain factors, some of which are beyond its control, including unfavorable changes in the economic environments in which it operates; declining coal-fired electricity generation; lower-than-expected coal pricing; technical and geological operating difficulties; an inability to economically extract its coal reserves and resources; and unanticipated increases in operating costs. During the year ended December 31, 2020, the Company recorded $1,487.4 million of impairment charges related to such factors, as further described in Note 3. “Asset Impairment” to the accompanying consolidated financial statements. These factors may trigger the recognition of additional impairment charges in the future, which could have a substantial impact on the Company’s results of operations.
Because of the volatile and cyclical nature of coal markets, it is reasonably possible that the Company’s current estimates of projected future cash flows from its mining assets may change in the near term, which may result in the need for adjustments to the carrying value of its assets.

Peabody Energy Corporation	2021 Form 10-K	27

The Company could be negatively affected if it fails to maintain satisfactory labor relations.
As of December 31, 2021, the Company had approximately 4,900 employees (excluding employees that were employed at operations classified as discontinued), which included approximately 3,900 hourly employees. The Company is party to labor agreements with various labor unions that represent certain of its employees. Such labor agreements are negotiated periodically, and, therefore, the Company is subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. Approximately 34% of its hourly employees were represented by organized labor unions and generated approximately 16% of its coal production for the year ended December 31, 2021. Relations with its employees and, where applicable, organized labor are important to the Company’s success. If some or all of its current non-union operations were to become unionized, the Company could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if the Company fails to maintain good relations or successfully negotiate contracts with its employees who are represented by unions, the Company could potentially experience labor disputes, strikes, work stoppages, slowdowns or other disruptions in production that could negatively impact its profitability.
The Company could be adversely affected if it fails to appropriately provide financial assurances for its obligations.
U.S. federal and state laws and Australian laws require the Company to provide financial assurances related to requirements to reclaim lands used for mining; to pay federal and state workers’ compensation, such as black lung liabilities; to provide financial assurances for coal lease obligations; and to satisfy other miscellaneous obligations. The primary methods the Company uses to meet those obligations are to provide a third-party surety bond or a letter of credit. As of December 31, 2021, the Company had $1,463.7 million of outstanding surety bonds and $452.6 million of letters of credit with third parties in order to provide required financial assurances for post-mining reclamation, workers’ compensation and other insurance obligations, coal lease-related and other obligations and performance guarantees, in addition to collateral for sureties.
The Company’s financial assurance obligations may increase or become more costly due to a number of factors, and surety bonds and letters of credit may not be available to the Company, particularly in light of some banks and insurance companies’ announced unwillingness to support thermal coal producers and other fossil fuel companies. Alternative forms of financial assurance such as self-bonding have been severely restricted or terminated in most of the regions where its mines reside. The Company’s failure to retain, or inability to obtain, surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, could have a material adverse effect on it. That failure could result from a variety of factors including:
•lack of availability, higher expense or unfavorable market terms of new surety bonds, bank guarantees or letters of credit; and
•inability to provide or fund collateral for current and future third-party issuers of surety bonds, bank guarantees or letters of credit.
As further described in “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in November 2020, the Company entered into a surety transaction support agreement with the providers of its surety bond portfolio. The Company’s failure to provide adequate collateral, or abide by other terms in the agreement, could invalidate the agreement and materially and adversely affect its business and results of operations.
The Company’s failure to maintain adequate bonding would invalidate its mining permits and prevent mining operations from continuing, which could result in its inability to continue as a going concern.

Peabody Energy Corporation	2021 Form 10-K	28

The Company’s mining operations are extensively regulated, which imposes significant costs on it, and future regulations and developments could increase those costs or limit its ability to produce coal.
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
Regulatory agencies have the authority under certain circumstances following significant health and safety incidents to order a mine to be temporarily or permanently closed. In the event that such agencies ordered the closing of one of the Company’s mines, its production and sale of coal would be disrupted and it may be required to incur cash outlays to re-open the mine. Any of these actions could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
New legislation, regulations or orders related to the environment or employee health and safety may be adopted and may materially adversely affect the Company’s mining operations, its cost structure or its customers’ ability to use coal. New legislation or administrative regulations (or new interpretations by the relevant government of existing laws, regulations and approvals), including proposals related to the protection of the environment or the reduction of greenhouse gas emissions that would further regulate and tax the coal industry, may also require the Company or its customers to change operations significantly or incur increased costs. Some of the Company’s coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on the Company’s financial condition and results of operations.
For additional information about the various regulations affecting the Company, see the sections entitled “Regulatory Matters —U.S.” and “Regulatory Matters — Australia.”
The Company’s operations may impact the environment or cause exposure to hazardous substances, and its properties may have environmental contamination, which could result in material liabilities to the Company.
The Company’s operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. A number of laws, including CERCLA and RCRA in the U.S. and similar laws in other countries where the Company operates, impose liability relating to contamination by hazardous substances. Such liability may involve the costs of investigating or remediating contamination and damages to natural resources, as well as claims seeking to recover for property damage or personal injury caused by hazardous substances. Such liability may arise from conditions at formerly, as well as currently, owned or operated properties, and at properties to which hazardous substances have been sent for treatment, disposal or other handling. Liability under RCRA, CERCLA and similar state statutes is without regard to fault, and typically is joint and several, meaning that a person may be held responsible for more than its share, or even all, of the liability involved.

Peabody Energy Corporation	2021 Form 10-K	29

The Company may be unable to obtain, renew or maintain permits necessary for its operations, or the Company may be unable to obtain, renew or maintain such permits without conditions on the manner in which it runs its operations, which would reduce its production, cash flows and profitability.
Numerous governmental permits and approvals are required for mining operations. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical. As part of this permitting process, when the Company applies for permits and approvals, it is required to prepare and present to governmental authorities data pertaining to the potential impact or effect that any proposed exploration for or production of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals (including modifications and renewals of certain permits and approvals) and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or the performance of mining activities. In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups.
Additionally, the Company’s operations may be affected by sites within or near mining areas that have cultural heritage significance to indigenous peoples, and its mining permits may be rescinded or modified, or its mining plans may be voluntarily adjusted, to mitigate against adverse impacts to such sites.
The costs, liabilities and requirements associated with these permitting requirements and any related opposition may be extensive and time-consuming and may delay commencement or continuation of exploration or production which would adversely affect the Company’s coal production, cash flows and profitability. Further, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict the Company’s ability to efficiently and economically conduct its mining activities, any of which would materially reduce its production, cash flows and profitability.
Concerns about the impacts of coal combustion on global climate are increasingly leading to conditions that have affected and could continue to affect demand for the Company’s products or its securities and its ability to produce, including increased governmental regulation of coal combustion and unfavorable investment decisions by electricity generators.
Global climate issues continue to attract public and scientific attention. Numerous reports, including the Fourth and the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of greenhouse gases, including emissions of carbon dioxide from coal combustion by power plants.
The enactment of future laws or the passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on Peabody of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement.
From time to time, the Company’s board of directors and management attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require significant assumptions as to the specific provisions of such potential laws, regulations and policies which sometimes show that if implemented in the manner assumed by the analyses, the potential laws, regulations and policies could result in material adverse impacts on the Company’s operations, financial condition or cash flows. Such analyses cannot be relied upon to reasonably predict the quantitative impact that future laws, regulations or other policies may have on the Company’s results of operations, financial condition or cash flows.

Peabody Energy Corporation	2021 Form 10-K	30

Numerous activist groups are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, domestically and internationally, thereby further reducing the demand and pricing for coal, and potentially materially and adversely impacting the Company’s future financial results, liquidity and growth prospects.
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
The effect of these and other similar developments has made it more costly and difficult to maintain the Company’s business. These cost increases and/or substantial or extended declines in the prices the Company receives for its coal due to these or other factors could reduce its revenue and profitability, cash flows, liquidity, and value of its coal reserves and resources, and could result in material losses.
The Company’s trading and hedging activities do not cover certain risks and may expose it to earnings volatility and other risks.
In addition to coal price volatility, the Company is currently subject to price volatility on diesel fuel utilized in its mining operations and the Australian dollar. The Company may in the future enter into hedging arrangements, including economic hedging arrangements, to manage these risks or other exposures.
Some of these hedging arrangements may require the Company to post margin based on the value of the related instruments and other credit factors. If the fair value of its hedge portfolio moves significantly, or if laws, regulations or exchange rules are passed requiring all hedge arrangements to be exchange-traded or exchange-cleared, the Company could be required to post additional margin, which could negatively impact its liquidity.
If the assumptions underlying the Company’s asset retirement obligations for reclamation and mine closures are materially inaccurate, its costs could be significantly greater than anticipated.
The Company’s asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with federal and state reclamation laws in the U.S. and Australia as defined by each mining permit. These obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, which is driven by the estimated economic life of the mine and the applicable reclamation laws. These cash flows are discounted using a credit-adjusted, risk-free rate. The Company’s management and engineers periodically review these estimates. If its assumptions do not materialize as expected, actual cash expenditures and costs that the Company incurs could be materially different than currently estimated. Moreover, regulatory changes could increase the Company’s obligation to perform reclamation, mine closing and post-closure activities. The resulting estimated asset retirement obligation could change significantly if actual amounts change significantly from its assumptions, which could have a material adverse effect on its results of operations and financial condition.
The Company’s future success depends upon its ability to continue acquiring and developing coal reserves and resources that are economically recoverable.
The Company’s recoverable reserves and resources decline as it produces coal. The Company has not yet applied for the permits required or developed the mines necessary to use all of its reserves and resources. Moreover, the amount of coal reserves and resources described in Part I, Item 2. “Properties” involves the use of certain estimates and those estimates could be inaccurate. Actual production, revenues and expenditures with respect to its coal reserves and resources may vary materially from estimates.

Peabody Energy Corporation	2021 Form 10-K	31

The Company’s future success depends upon it conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves and resources. The Company’s current strategy includes increasing its reserves and resources through acquisitions of government and other leases and producing properties and continuing to use its existing properties and infrastructure. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of the Company’s reserves and resources, potentially creating conflicting interests between it and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing the Company’s coal reserves and resources. These lessees may also seek damages from the Company based on claims that its coal mining operations impair their interests. Additionally, the U.S. federal government limits the amount of federal land that may be leased by any company to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2021, the Company leased a total of 44,287 acres from the federal government subject to those limitations.
The Company’s planned mine development projects and acquisition activities may not result in significant additional reserves and resources, and it may not have success developing additional mines. Most of its mining operations are conducted on properties owned or leased by the Company. Its right to mine some of its reserves and resources may be materially adversely affected if defects in title or boundaries exist. In order to conduct its mining operations on properties where these defects exist, the Company may incur unanticipated costs. In addition, in order to develop its reserves and resources, the Company must also own the rights to the related surface property and receive various governmental permits. The Company cannot predict whether it will continue to receive the permits or appropriate land access necessary for it to operate profitably in the future. The Company may not be able to negotiate or secure new leases from the government or from private parties, obtain mining contracts for properties containing additional reserves and resources or maintain its leasehold interest in properties on which mining operations have not commenced or have not met minimum quantity or product royalty requirements. From time to time, the Company has experienced litigation with lessors of its coal properties and with royalty holders. In addition, from time to time, its permit applications and federal and state coal leases have been challenged, causing production delays.
To the extent that the Company’s existing sources of liquidity are not sufficient to fund its planned mine development projects or reserve and resource acquisition activities, it may require access to capital markets, which may not be available to it or, if available, may not be available on satisfactory terms. If the Company is unable to fund these activities, it may not be able to maintain or increase its existing production rates and could be forced to change its business strategy, which could have a material adverse effect on its financial condition, results of operations and cash flows.
The Company faces numerous uncertainties in estimating its coal reserves and resources and inaccuracies in its estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
Coal is economically recoverable when the price at which the Company’s coal can be sold exceeds the costs and expenses of mining and selling the coal. The costs and expenses of mining and selling the coal are determined on a mine-by-mine basis, and as a result, the price at which its coal is economically recoverable varies based on the mine. Forecasts of the Company’s future performance are based on, among other things, estimates of its recoverable coal reserves and resources. The Company bases its reserve and resource information on engineering, economic and geological data assembled and analyzed by its staff and third parties, which includes various engineers and geologists. The Company's estimates are also subject to SEC regulations regarding classification of reserves and resources, including the recently adopted subpart 1300 of Regulation S-K. The reserve and resource estimates as to both quantity and quality are updated from time to time to reflect production of coal from the reserves and resources and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves and resources, including many factors beyond the Company’s control.

Peabody Energy Corporation	2021 Form 10-K	32

Estimates of economically recoverable coal reserves and resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:
•geologic and mining conditions, which may not be fully identified by available exploration data and may differ from the Company’s experience in areas it currently mines;
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
The conversion of reported mineral resources to mineral reserves should not be assumed, and the reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed. As such, actual coal tonnage recovered from identified reserve and resource areas or properties and revenues and expenditures with respect to the Company’s reserves and resources may vary materially from estimates. Thus, these estimates may not accurately reflect its actual reserves and resources. Any material inaccuracy in the Company’s estimates related to its reserves and resources could result in lower than expected revenues, higher than expected costs or decreased profitability which could materially and adversely affect its business, results of operations, financial position and cash flows.
Joint ventures, partnerships or non-managed operations may not be successful and may not comply with the Company’s operating standards.
The Company participates in several joint venture and partnership arrangements and may enter into others, all of which necessarily involve risk. Whether or not the Company holds majority interests or maintains operational control in its joint ventures, its partners may, among other things, (1) have economic or business interests or goals that are inconsistent with, or opposed to, the Company’s; (2) seek to block actions that the Company believes are in its or the joint venture’s best interests; or (3) be unable or unwilling to fulfill their obligations under the joint venture or other agreements, such as contributing capital, each of which may adversely impact the Company’s results of operations and its liquidity or impair its ability to recover its investments.
Where the Company’s joint ventures are jointly controlled or not managed by it, the Company may provide expertise and advice but have limited control over compliance with its operational standards. The Company also utilizes contractors across its mining platform, and may be similarly limited in its ability to control their operational practices. Failure by non-controlled joint venture partners or contractors to adhere to operational standards that are equivalent to the Company’s could unfavorably affect safety results, operating costs and productivity and adversely impact its results of operations and reputation.
The Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemic or other widespread illnesses and the related effects on public health.
The Company’s operations are susceptible to widespread outbreaks of illness or other public health issues, such as the continuing global COVID-19 pandemic. Pandemic illnesses could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects, including its ability to comply with covenants under its debt agreements.
Governmental mandates and the Company’s efforts to act in the best interests of its employees, customers, suppliers, vendors and joint venture and other business partners, could affect its business and operations, causing the Company to modify a number of its normal business practices. Governmental mandates could require forced shutdowns of its mines and other facilities for extended or indefinite periods and widespread outbreaks in locations significant to its operations could adversely affect its workforce, resulting in serious health issues and absenteeism. In addition, pandemic illnesses could cause supply chains and distribution channels to be interrupted, slowed or rendered inoperable. If the Company’s operations were curtailed, it may need to seek alternate sources of supply for commodities, services and labor, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to its customers. Further, if the Company’s customers’ businesses were similarly affected, they might delay, reduce or cancel purchases from the Company. Adverse changes in the general domestic and global economic conditions and disrupted domestic and international credit markets, could negatively affect its customers’ ability to pay the Company as well as its ability to access capital that could negatively affect its liquidity.

Peabody Energy Corporation	2021 Form 10-K	33

Despite its efforts to manage these potential impacts, their ultimate impact would also depend on factors beyond the Company’s knowledge or control, including the duration and severity of the pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects. The Company could also face disruption to supply chain and distribution channels, potentially increasing costs of production, storage and distribution, and potential adverse effects to its workforce, each of which could have a material adverse effect on its business, financial condition, results of operations and prospects.
The Company’s expenditures for postretirement benefit obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company pays postretirement health and life insurance benefits to eligible retirees. Its total accumulated postretirement benefit obligation related to such benefits was a liability of $232.6 million as of December 31, 2021, of which $20.5 million was classified as a current liability.
These liabilities are actuarially determined. The Company uses various actuarial assumptions, including the discount rate, future cost trends, mortality tables and rates of return on plan assets to estimate the costs and obligations for these items. Its discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service its liabilities. A decrease in the discount rate used to determine its postretirement benefit and defined benefit pension obligations could result in an increase in the valuation of these obligations, thereby increasing the cost in subsequent fiscal years. The Company has made assumptions related to future trends for medical care costs in the estimates of retiree health care obligations. Its medical trend assumption is developed by annually examining the historical trend of its cost per claim data. If the Company’s assumptions do not materialize as expected, actual cash expenditures and costs that it incurs could differ materially from its current estimates. Moreover, regulatory changes or changes in healthcare benefits provided by the government could increase its obligation to satisfy these or additional obligations. The Company develops its actuarial determinations of liabilities using actuarial mortality tables it believes best fit its population’s actual results. In deciding which mortality tables to use, the Company periodically reviews its population’s actual mortality experience and evaluates results against its current assumptions as well as consider recent mortality tables published by the Society of Actuaries Retirement Plans Experience Committee in order to select mortality tables for use in its year end valuations. If the Company’s mortality tables do not anticipate its population’s mortality experience as accurately as expected, actual cash expenditures and costs that the Company incurs could differ materially from its current estimates. Additionally, the Company’s reported defined benefit pension funding status may be affected, and it may be required to increase employer contributions, due to increases in its defined benefit pension obligation or poor financial performance in asset markets in future years.
The Company is subject to various general operating risks which may be fully or partially outside of its control.
The Company’s results of operations, financial position or cash flows could be adversely impacted by various general operating risks which may be fully or partially outside of its control. Such risks stem from internal and external sources and include:
•global economic recessions and/or credit market disruptions;
•deterioration of the creditworthiness of its customers or counterparties to financial instruments, and their ability to perform under contracts;
•inability of suppliers and other counterparties, including those related to transportation, contract mining, service provision, and coal trading and brokerage, to fulfil the terms of their contracts with the Company;
•decreases in the availability or increases in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
•disruption to, or increased costs within, the transportation chain for coal, including rail, barge, trucking, overland conveyor, ports and ocean-going vessels;
•failure to attract and retain skilled and qualified personnel, or increases in the costs required to attract and retain skilled and qualified personnel, particularly as the prevalence of coal-fired electricity generation declines;
•new or increased forms of taxation imposed by federal, state, provincial or local governmental authorities, including production taxes, sales-related taxes, royalties, environmental taxes, mining profits taxes and income taxes;
•uncertainties associated with the Company’s global operating platform, including country and political risks, international regulatory requirements, and foreign currency rates; and
•cyber-attacks or other cybersecurity incidents that disrupt the operations of the Company or third-parties with which the Company does business, including cloud-based software service providers, or result in the dissemination of proprietary or confidential information about it, its employees, its customers or other third-parties.

Peabody Energy Corporation	2021 Form 10-K	34

Risks Related to Peabody’s Indebtedness and Capital Structure
The Company’s financial performance could be adversely affected by its funded indebtedness (Indebtedness).
As of December 31, 2021, the Company had approximately $1.1 billion of Indebtedness outstanding, excluding finance leases and debt issuance costs.
The degree to which the Company is leveraged could have important consequences, including, but not limited to:
•making it more difficult for the Company to pay interest and satisfy its debt obligations;
•increasing the cost of borrowing;
•increasing the Company’s vulnerability to general adverse economic and industry or regulatory conditions;
•requiring the dedication of a substantial portion of the Company’s cash flow from operations to the payment of principal and interest on its Indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, business development or other general corporate requirements;
•limiting its ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements;
•limiting its ability to make certain investments;
•limiting the Company’s ability to refinance or otherwise exchange existing debt at commercially acceptable rates;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing, particularly during periods in which credit markets are weak;
•limiting the Company’s flexibility in planning for, or reacting to, changes in its business and in the coal industry;
•causing a decline in its credit ratings; and
•placing the Company at a competitive disadvantage compared to less leveraged competitors.
A downgrade in the Company’s credit ratings or other unfavorable indicators could result in, among other matters, a requirement to post additional collateral on derivative trading instruments that it may enter into, the loss of trading counterparties for corporate hedging and trading and brokerage activities or an increase in the cost of, or a limit on its access to, various forms of credit used in operating its business.
If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to sell assets, seek additional capital or seek to restructure or refinance its Indebtedness. These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations. Its Indebtedness may restrict the use of the proceeds from any such sales. The Company may not be able to complete those sales and the proceeds may not be adequate to meet any debt service obligations then due.
Despite the Company’s Indebtedness, it may still be able to incur more debt, which could further increase the risks associated with its Indebtedness.
The Company may be able to incur additional Indebtedness in the future. Although covenants under the indentures governing its senior secured notes and the agreements governing its other Indebtedness, including its credit facility, letter of credit facility, and finance leases, limit its ability to incur additional Indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions can be material. In addition, the indenture governing the senior secured notes and the agreements governing the Company’s other Indebtedness do not limit it from incurring obligations that do not constitute Indebtedness as defined therein.
The terms of the indentures governing the Company’s senior secured notes and the agreements and instruments governing its other Indebtedness and surety bonding obligations impose restrictions that may limit its operating and financial flexibility.
The indentures governing the Company’s senior secured notes and the agreements governing its other Indebtedness and surety bonding obligations contain certain restrictions and covenants which restrict its ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person and other restrictions, all of which could adversely affect the Company’s ability to operate its business, as well as significantly affect its liquidity, and therefore could adversely affect its results of operations.

Peabody Energy Corporation	2021 Form 10-K	35

These covenants limit, among other things, the Company’s ability to:
•incur additional Indebtedness;
•pay dividends on or make distributions in respect of stock or make certain other restricted payments, such as share repurchases;
•make capital or other investments;
•enter into agreements that restrict distributions from certain subsidiaries;
•sell or otherwise dispose of assets;
•use for general purposes the cash received from certain allowable asset sales or disposals;
•enter into transactions with affiliates;
•create or incur liens;
•merge, consolidate or sell all or substantially all of its assets; and
•receive dividends or other payments from subsidiaries in certain cases.
The Company’s ability to comply with these covenants may be affected by events beyond its control and the Company may need to refinance existing debt in the future. A breach of any of these covenants together with the expiration of any cure period, if applicable, could result in a default under its senior secured notes. If any such default occurs, subject to applicable grace periods, the holders of its senior secured notes may elect to declare all outstanding senior secured notes, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. If the obligations under its senior secured notes were to be accelerated, the Company’s financial resources may be insufficient to repay the notes and any other Indebtedness becoming due in full. The terms of the Company’s Indebtedness provide that if it cannot meet its debt service obligations, the lenders could foreclose against the assets securing their borrowings and the Company could be forced into bankruptcy or liquidation.
In addition, if the Company breaches the covenants in the indentures governing the senior secured notes and do not cure such breach within the applicable time periods specified therein, the Company would cause an event of default under the indenture governing the senior secured notes and a cross-default to certain of its other Indebtedness and the lenders or holders thereunder could accelerate their obligations. If the Company’s Indebtedness is accelerated, it may not be able to repay its Indebtedness or borrow sufficient funds to refinance it. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to the Company. If the Company’s Indebtedness is in default for any reason, its business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for the Company to successfully execute its business strategy and compete against companies who are not subject to such restrictions.
The number and quantity of viable financing and insurance alternatives available to the Company may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around its efforts with respect to environmental and social matters and related governance considerations could harm the perception of the Company by a significant number of investors or result in the exclusion of its securities from consideration by those investors.
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

Peabody Energy Corporation	2021 Form 10-K	36

These efforts may have adverse consequences, including, but not limited to:
•restricting the Company’s ability to access capital and financial markets in the future;
•reducing the demand and price for its equity securities;
•increasing the cost of borrowing;
•causing a decline in the Company’s credit ratings;
•reducing the availability, and/or increasing the cost of, third-party insurance;
•increasing the Company’s retention of risk through self-insurance;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
•limiting the Company’s flexibility in business development activities such as mergers, acquisitions and divestitures.
Risks Related to Ownership of Peabody’s Securities
The price of Peabody’s securities may be volatile and could fall below the minimum allowed by New York Stock Exchange (NYSE) listing requirements.
The price of Peabody’s common stock (Common Stock) may fluctuate due to a variety of market and industry factors that may materially reduce the market price of its Common Stock regardless of its operating performance, including, among others:
•actual or anticipated fluctuations in Peabody’s quarterly and annual results and those of other public companies in its industry;
•industry cycles and trends;
•mergers and strategic alliances in the coal industry;
•changes in government regulation;
•potential or actual military conflicts or acts of terrorism;
•the failure of securities analysts to publish research about Peabody or to accurately predict the results it actually achieves;
•changes in accounting principles;
•announcements concerning Peabody or its competitors;
•the purchase and sale of shares of its Common Stock by significant shareholders;
•lack of or excess of trading liquidity; and
•the general volatility of securities markets.
As a result of all of these factors, investors in Peabody’s Common Stock may not be able to resell their stock at or above the price they paid or at all. In the recent past, Peabody’s closing stock price has fallen below $1.00 per share for a limited number of trading days. If Peabody’s stock were to trade below $1.00 per share for 30 consecutive trading days, NYSE could commence suspension and delisting procedures. Further, Peabody could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on its results of operation.
Peabody’s Common Stock is subject to dilution and may be subject to further dilution in the future.
Peabody’s Common Stock is subject to dilution from its long-term incentive plan. In addition, Peabody may continue issuing equity securities in connection with future investments, acquisitions, debt-for-equity exchanges or capital raising transactions. Such issuances or grants could constitute a significant portion of the then-outstanding Common Stock, which may result in significant dilution in ownership of Common Stock.
There may be circumstances in which the interests of a significant stockholder could be in conflict with other stakeholders’ interests.
Circumstances may arise in which the interests of a significant stockholder may be in conflict with the interests of the Company’s other stakeholders. A significant stockholder may exert substantial influence over the Company to cause the Company to take action that aligns with their interests, for example, to pursue or prevent acquisitions, divestitures or other transactions, including the issuance or repurchase of additional shares or debt, that, in its judgment, could enhance its investment in Peabody or another company in which it invests. Such transactions may advance the interests of the significant stockholder and not necessarily those of other stakeholders, which might adversely affect Peabody or other holders of its Common Stock or debt instruments.

Peabody Energy Corporation	2021 Form 10-K	37

The future payment of dividends on Peabody’s stock or future repurchases of its stock is dependent on a number of factors and cannot be assured.
As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” restrictive covenants in the Company’s debt and surety agreements limit its ability to pay cash dividends and repurchase shares. Such restrictions may negatively impact the trading price of the Common Stock. The payment of future cash dividends and future repurchases will depend upon these restrictions, as well as Peabody’s earnings, economic conditions, liquidity and capital requirements, and other factors, including its leverage and other financial ratios. Accordingly, the Company cannot make any assurance that future dividends will be paid or future repurchases will be made.
General Business Risks
The Company may not be able to fully utilize its deferred tax assets.
The Company is subject to income and other taxes in the U.S. and numerous foreign jurisdictions, most significantly Australia. As of December 31, 2021, the Company had gross deferred income tax assets, including net operating loss (NOL) carryforwards, and liabilities of $2,176.9 million and $83.4 million, respectively, as described further in Note 9. “Income Taxes” to the accompanying consolidated financial statements. At that date, the Company also had recorded a valuation allowance of $2,120.8 million.
The Company’s ability to use its U.S. NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.
Although the Company may be able to utilize some or all of those deferred tax assets in the future if it has income of the appropriate character in those jurisdictions (subject to loss carryforward and tax credit expiry, in certain cases), there is no assurance that it will be able to do so. Further, the Company is presently unable to record tax benefits on future losses in the U.S. and Australia until such time as sufficient income is generated by its operations in those jurisdictions to support the realization of the related net deferred tax asset positions. The Company’s results of operations, financial condition and cash flows may adversely be affected in future periods by these limitations.
Acquisitions and divestitures are a potentially important part of the Company’s long-term strategy, subject to its investment criteria, and involve a number of risks, any of which could cause the Company not to realize the anticipated benefits.
The Company may engage in acquisition or divestiture activity based on its set of investment criteria to produce outcomes that increase shareholder value or provide potential strategic benefits. If the Company fails to accurately estimate the future results and value of an acquired or divested business or assets and the related risk associated with such a transaction, or are unable to successfully integrate the businesses or assets it acquires, its business, financial condition or results of operations could be negatively affected. Moreover, any transactions the Company pursues could materially impact its liquidity and an acquisition could increase capital resource needs and may require it to incur Indebtedness, seek equity capital or both. The Company may not be able to satisfy these liquidity and capital resource needs on acceptable terms or at all. In addition, future acquisitions could result in its assuming significant long-term liabilities, including potentially unknown liabilities, relative to the value of the acquisitions.
Peabody’s certificate of incorporation and by-laws include provisions that may discourage a takeover attempt.
Provisions contained in Peabody’s certificate of incorporation and by-laws and Delaware law could make it more difficult for a third-party to acquire it, even if doing so might be beneficial to its stockholders. Provisions of Peabody’s by-laws and certificate of incorporation impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. These provisions could limit the price that certain investors might be willing to pay in the future for shares of its Common Stock and may have the effect of delaying or preventing a change in control.

Peabody Energy Corporation	2021 Form 10-K	38

Diversity in interpretation and application of accounting literature in the mining industry may impact the Company’s reported financial results.
The mining industry has limited industry-specific accounting literature and, as a result, the Company understands diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, the Company may need to restate its reported results if the resulting interpretations differ from its current accounting practices. Refer to Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a summary of the Company’s significant accounting policies.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Coal Reserves and Resources
Information concerning the Company’s mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to the Company for the year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires disclosure of mineral resources, in addition to mineral reserves, as of December 31, 2021, both in the aggregate and for each of our individually material mining properties. The Company’s coal reserves and resources are estimated by individuals deemed Qualified Persons (QP) according to the standards set forth in subpart 1300 of Regulation S-K.
Mineral resources and reserves are defined in subpart 1300 of Regulation S-K as follows:
•Mineral resource. A concentration or occurrence of material of economic interest in or on the earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
•Mineral reserve. An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of a QP, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
Under subpart 1300 of Regulation S-K, mineral resources may not be classified as mineral reserves unless the determination has been made by a QP that such mineral resources can be the basis of an economically viable project. The conversion of reported mineral resources to mineral reserves should not be assumed.
Coal resources are estimated from geological models constructed from an extensive historical database of drill holes and the Company’s ongoing drilling program. Data from individual drill holes is compiled in a computerized drill-hole database, including the depth, thickness and, where core drilling is used, the quality of the coal observed. For coal deposits, the density of a drill pattern is one of the important factors which determine whether the related coal will be classified as measured, indicated, or inferred.
Mineral resource classifications are differentiated under subpart 1300 of Regulation S-K, in part, as follows:
•Measured resource. That part of a mineral resource with the highest level of geological confidence; quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit.
•Indicated resource. That part of a mineral resource with a level of geological confidence between that of measured and inferred resources; quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit.
•Inferred resource. That part of a mineral resource with the lowest level of geological confidence; quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability.

Peabody Energy Corporation	2021 Form 10-K	39

The geological confidence surrounding resource classification is first determined by a drill hole spacing analysis performed by a QP using geostatistical techniques. A QP may also use qualitative analysis to determine the geologic confidence based on historical experience with a specific coal deposit. Resources are further evaluated using a set of structure and quality parameters to determine the reasonable prospects for economic extraction. The structure parameters include coal thickness, depth, dipping angle, and strip ratio, among others. The quality parameters include ash and sulfur content, yield, and heat value, among others. Each coal deposit is different with respect to geology, potential mining methods, logistics, and markets. The cut-off criteria of those structure and quality parameters are different for each deposit, and a QP generally forms those criteria based upon experience with the Company’s existing mining operations or adjacent operations with similar geological conditions. Other factors, such as coal control, or surface and underground obstacles are also considered in connection with resource estimates. The reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed.
The economically mineable part of a measured coal resource is considered a proven coal reserve and has the highest degree of assurance of economic viability. The economically mineable part of indicated, and sometimes measured, coal resources are considered probable coal reserves and have a moderate degree of assurance of economic viability.
For each mine or future mine, the Company develops Life-of-Mine (LOM) plans which employ a market-driven, risk-adjusted capital allocation process to guide long-term mine planning of active operations and development projects. QPs rely on LOM planning as an integral process for coal reserve and resource estimates. The LOM plans consider dilution and losses during mining and processing as recoverability factors to estimate saleable coal. The LOM plans are developed in consideration of market demands and operational constraints. The LOM plans project, among other things, annual quantities and qualities for each coal product. The saleable product mix for a mine may include multiple thermal and metallurgical products with different targeted qualities and sales prices. The expected volumes for each mine and product, as well as annual pricing forecasts for each product, developed as described below, and related cost forecasts, developed as described below, are then evaluated to determine the economically viable coal in the LOM plans. Other factors impacting the assessment include geological conditions, production expectations for certain areas, the effects of regulation and taxes by governmental agencies, future price and operating cost assumptions and adverse changes in market conditions and mine closure activities.
The Company periodically reviews and updates coal reserve and resource estimates to reflect the production of coal, new drill hole data, the effects of mining activities, analysis of new engineering and geological data, changes in property control, modification of mining methods and other factors.
Mineral Rights
The Company controls coal rights through direct ownership and numerous lease agreements with government or private parties. The majority of our coal reserves and resources are controlled through lease agreements with the U.S. and Australian governments. In addition, surface rights are required to conduct certain mining-related activities. The Company holds the majority of the required surface rights to meet mid- to long-term production requirements. The additional surface rights to meet long-term production requirements are expected to be acquired as needed.
The Company is party to numerous U.S. federal coal leases that are administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover Peabody’s principal reserves in the Powder River Basin and other reserves and resources in Alabama, Colorado and New Mexico. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The U.S. Bureau of Land Management (BLM) has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents on surface land under federal coal leases are now set at $3.00 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The U.S. federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2021, the Company leased 1,610 acres of federal land in Alabama, 3,480 acres in Colorado, 282 acres in New Mexico and 38,915 acres in Wyoming, for a total of 44,287 acres nationwide subject to those limitations. The Company also lease coal-mining properties from various state governments in the U.S.
Private U.S. coal leases normally have terms of between 10 and 20 years and usually give the Company the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of mineable and merchantable coal contained on the relevant site. These private U.S. leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales price. Many private U.S. leases also require payment of a lease bonus or minimum royalty, payable either at the time of execution of the lease or in periodic installments. The terms of private U.S. leases are normally extended by active production at or near the end of the lease term. Private U.S. leases containing undeveloped coal properties may expire or these leases may be renewed periodically.

Peabody Energy Corporation	2021 Form 10-K	40

Mining and exploration in Australia are generally carried out under leases or licenses granted by state governments. Mining leases are typically for an initial term of up to 21 years (but which may be renewed) and contain conditions relating to such matters as minimum annual expenditures, restoration and rehabilitation. Royalties are paid to the state government as a percentage of the sales price. Generally, landowners do not own the mineral rights or have the ability to grant rights to mine those minerals. These rights are retained by state governments. Compensation is payable to landowners for loss of access to the land, and the amount of compensation can be determined by agreement or court process. Surface rights are typically acquired directly from landowners through agreement or court determination, subject to some exceptions.
Pricing
The pricing information used in support of the Company’s reserve and resource estimates include internal, proprietary price forecasts and existing contract economics, in each case on a mine-by-mine and product-by-product basis. In general, price forecasts are based on a thorough analytical process utilizing detailed supply and demand models, global economic indicators, projected foreign exchange rates, analyses of price relationships among various commodities, competing fuels analyses, projected supply and demand fundamentals for steel production and electricity generation, analyses of supplier costs and other variables. Price forecasts, supply and demand models and other key assumptions and analyses are stress-tested against independent third-party research (not commissioned by the Company) to confirm the conclusions reached through analytical processes, and that price forecasts fall within the ranges of the projections included in this third-party research. The development of the analyses, price forecasts, supply and demand models and related assumptions are subject to multiple levels of management review.
Below is a description of some of the specific factors that the Company evaluates in developing price forecasts for thermal and metallurgical coal products on a mine-by-mine and product-by-product basis. Differences between the assumptions and analyses included in the price forecasts and realized factors could cause actual pricing to differ from the forecasts.
Thermal. Several factors can influence thermal coal supply and demand and pricing. Demand is sensitive to total electric power generation volumes, which are determined in part by the impact of weather on heating and cooling demand, inter-fuel competition in the electric power generation mix (such as from natural gas and renewable sources), changes in capacity (additions and retirements), competition from other producers, coal stockpiles and policy and regulations. Supply considerations impacting pricing include coal reserve and resource positions, mining methods, strip ratios, production costs and capacity and the cost of new supply (greenfield developments or extensions at existing mines).
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
Metallurgical. Several factors can influence metallurgical coal supply and demand and pricing. Demand is impacted by economic conditions, government policies and demand for steel, and is also impacted by competing technologies used to make steel, some of which do not use coal as a manufacturing input. Competition from other types of coal is also a key price consideration and can be impacted by the coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support, and reliability of supply.
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
In addition to the factors noted above, the prices which may be obtained at each mine or future mine can be impacted by factors such as (i) the mine’s location, which impacts the total delivered energy costs to its customers, (ii) quality characteristics, particularly if they are unique relative to competing mines, (iii) assumed transportation costs and (iv) other mine costs that are contractually passed on to customers in certain commercial relationships.

Peabody Energy Corporation	2021 Form 10-K	41

Costs
The cost estimates used to establish LOM plans are generally made according to internal processes that project future costs based on historical costs and expected trends. The estimated costs normally include mining, processing, transportation, royalty, add-on tax and other mining-related costs. Estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, explosives and steel), labor costs, geological and mining conditions, targeted product qualities and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and add-on tax) are based on contractual prices or fixed rates. Specific factors that may impact the Company’s operating costs include:
•Geological settings. The geological characteristics of each mine are among the most important factors that determine the mining cost. Company geologists conduct the exploration program and provide geological models for the LOM process. Coal seam depth, thickness, dipping angle, partings and quality constrain the available mining methods and size of operations. Shallow coal is typically mined by surface mining methods by which the primary cost is overburden removal. Deep coal is typically mined by underground mining methods where the primary costs include coal extraction, conveyance and roof control.
•Scale of operations and the equipment sizes. For surface mines, dragline systems generally have a lower unit cost than truck-and-shovel systems for overburden removal. Longwall operations are generally more cost-effective than room-and-pillar operations for underground mines.
•Commodity prices. For surface mines, the costs of diesel fuel and explosives are major components of the total mining cost. For underground mines, the steel used for roof control represents a significant cost. Forecasted commodity prices are used to project those costs in the financial models used to establish reserve and resource estimates.
•Target product quality. By targeting a premium quality product, mining and processing processes may experience more coal losses. By lowering product quality the coal losses can be minimized and therefore a lower cost per ton can be achieved. In the Company’s LOM plans, product qualities are estimated to correspond to existing contracts and forecasted market demands.
•Transportation costs. Transportation costs vary by region. Most of the Company’s U.S. thermal operations sell coal at mine loadouts. Therefore, no transportation expenses are included in U.S. thermal cost estimates. The Company’s seaborne operations typically sell coal at designated ports. The estimated costs for seaborne operations include rail and barge transportation and related fees at ports.
•Royalty costs. Royalty costs are based upon contractual agreements for the coal leased from governments or private owners. The royalty rates for coal leased from governments differ by country and, in some cases, by mining method. Estimated add-on taxes and other sales-related costs are determined according to government regulations or historical costs.
•Exchange rates. Costs related to the Company’s Australian production are predominantly denominated in Australian dollars, while the Australian coal exported is sold in U.S. dollars. As a result, Australian/U.S. dollar exchange rates impact the U.S. dollar cost of Australian production.
Summary of Coal Reserves and Resources
Peabody controlled an estimated 2.5 billion tons of coal reserves and 2.4 billion tons of coal resources as of December 31, 2021. Approximately 95% of the Company’s coal reserves and 98% of the Company’s coal resources are held under lease, and the remainder is held through fee ownership.
The following tables summarize the Company’s estimated coal reserves and resources as of December 31, 2021. The quantity of the coal resources is estimated on an in situ basis as attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as attributable to Peabody. The coal reserves and resources are reported on selected key quality parameters and on different moisture bases generally referenced by sales contracts for each mining property.

Peabody Energy Corporation	2021 Form 10-K	42

SUMMARY COAL RESERVES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2021 (1)
(Tons in millions)
																		Peabody
				Mining	Coal	Proven Coal Reserves				Probable Coal Reserves				Total Coal Reserves				Interest
Segment / Mining Complex	Country	State	Stage	Method	Type	Amount	Quality			Amount	Quality			Amount	Quality			(10)

Seaborne Thermal Mining:(2)						Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)
Wilpinjong	AUS	NSW	P	S	T	71	24.3	0.5	5,940	5	29.7	0.4	5,478	76	24.7	0.5	5,910	100%
Wambo Opencut (9)	AUS	NSW	P	S	T	28	10.8	0.3	7,098	2	11.3	0.3	7,055	30	10.8	0.3	7,095	50%
Wambo Underground	AUS	NSW	P	U	T	2	12.2	0.3	6,802	-	-	-	-	2	12.2	0.3	6,802	100%
South Wambo	AUS	NSW	E	U	T/C	-	-	-	-	74	9.8	0.3	7,034	74	9.8	0.3	7,034	100%
Total						101				81				182

Seaborne Metallurgical Mining:(3)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	16	10.2	0.7	30.4	2	10.2	0.7	30.3	18	10.2	0.7	30.3	100%
Coppabella	AUS	QLD	P	S	P	8	8.9	0.2	10.3	4	9.4	0.2	8.6	12	9.1	0.2	9.7	73.3%
Moorvale	AUS	QLD	P	S	C/P/T	2	11.8	0.3	16.2	-	-	-	-	2	11.8	0.3	16.2	73.3%
Metropolitan	AUS	NSW	P	U	C/T	4	14.0	0.4	18.6	12	14.6	0.4	18.6	16	14.5	0.4	18.6	100%
North Goonyella	AUS	QLD	I	U	C	46	7.4	0.5	21.4	24	7.5	0.5	21.1	70	7.4	0.5	21.3	100%
Moorvale South	AUS	QLD	D	S	C/P	4	11.0	0.4	18.4	2	9.7	0.4	17.4	6	10.6	0.4	18.1	73.3%
Middlemount (9)	AUS	QLD	P	S	C/P	28	10.3	0.4	18.0	9	10.3	0.4	18.0	37	10.3	0.4	18.0	50.0%
Total						108				53				161

Powder River Basin Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
North Antelope Rochelle	USA	WY	P	S	T	1,378	4.4	0.2	8,889	106	4.4	0.2	8,965	1,484	4.4	0.2	8,895	100%
Caballo	USA	WY	P	S	T	266	5.1	0.3	8,504	52	5.4	0.4	8,205	318	5.1	0.3	8,455	100%
Rawhide	USA	WY	P	S	T	124	5.6	0.4	8,274	3	5.5	0.4	8,359	127	5.6	0.4	8,269	100%
Total						1,768				161				1,929

Other U.S. Thermal Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	82	10.5	3.1	11,068	55	10.0	2.6	11,052	137	10.3	2.9	11,062	100%
El Segundo/Lee Ranch	USA	NM	P	S	T	16	15.8	0.9	9,249	1	16.3	0.7	9,345	17	15.8	0.9	9,243	100%
Gateway North	USA	IL	P	U	T	36	8.9	2.9	10,892	5	9.0	2.9	10,878	41	8.9	2.9	10,890	100%
Twentymile	USA	CO	P	U	T	7	10.7	0.5	11,282	1	10.1	0.5	11,227	8	10.6	0.5	11,272	100%
Wild Boar	USA	IN	P	S	T	9	8.4	2.6	11,034	10	8.1	2.7	11,203	19	8.2	2.6	11,127	100%
Francisco Underground	USA	IN	P	U	T	1	8.6	3.1	11,515	7	8.8	3.1	11,402	8	8.8	3.1	11,425	100%
Total						151				79				230

Grand total						2,128				374				2,502

Stage				Mining Method							Coal Type
P Producing				S	Surface Mine						T	Thermal
I Idle				U	Underground Mine						C	Coking
D Development											P	Pulverized Coal Injection
E Exploration

Peabody Energy Corporation	2021 Form 10-K	43

SUMMARY COAL RESOURCES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2021 (1)
(Tons in millions)

														Measured and Indicated								Peabody
				Mining	Coal	Measured Coal Resources				Indicated Coal Resources				Coal Resources				Inferred Coal Resources				Interest
Deposit	Country	State	Stage	Method	Type	Amount	Quality		Amount		Quality		Amount		Quality		Amount		Quality			(10)

Seaborne Thermal Mining:(2)(4)						Tons	%Ash	%Sulfur	Kcal/kg(5)	Tons	%Ash	%Sulfur	Kcal/kg(5)	Tons	%Ash	%Sulfur	Kcal/kg(5)	Tons	%Ash	%Sulfur	Kcal/kg(5)
Wilpinjong	AUS	NSW	P	S	T	103	23.0	0.5	6,042	25	25.4	0.5	5,851	128	23.5	0.5	6,004	6	27.3	0.5	5,707	100%
Wambo Opencut (9)	AUS	NSW	P	S	T	105	20.5	0.4	6,150	176	23.6	0.4	5,850	281	22.4	0.4	5,962	276	24.8	0.4	5,800	50%
Wambo South	AUS	NSW	E	U	T/C	219	21.5	0.3	6,068	83	27.2	0.3	5,571	302	23.1	0.3	5,931	47	36.3	0.3	4,745	100%
Total						427				284				711				329

Seaborne Metallurgical Mining:(3)(4)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	40	9.6	0.7	25.1	35	9.9	0.7	24.1	75	9.8	0.7	24.6	7	10.3	0.7	24.0	100%
Metropolitan	AUS	NSW	P	U	C/T	7	15.4	0.4	18.6	8	15.3	0.3	18.7	15	15.3	0.4	18.6	2	16.0	0.3	19.0	100%
Coppabella	AUS	QLD	P	S	P	13	15.8	0.3	13.1	48	14.3	0.2	12.8	61	14.6	0.2	12.9	73	15.5	0.2	12.3	73.3%
Moorvale	AUS	QLD	P	S	P	18	18.3	0.3	16.7	14	17.2	0.3	16.7	32	17.8	0.3	16.7	5	15.9	0.3	16.7	73.3%
Moorvale South	AUS	QLD	D	S	C/P	3	18.3	0.4	18.4	7	18.2	0.4	18.3	10	18.2	0.4	18.3	6	16.8	0.4	17.7	73.3%
NGC GLB2	AUS	QLD	E	U	C	-	-	-	-	1	15.3	0.6	20.7	1	15.3	0.6	20.7	8	13.6	0.5	20.7	100%
Coppabella North	AUS	QLD	E	U	P	255	15.8	0.3	14.6	102	16.8	0.3	14.6	357	16.1	0.3	14.6	12	16.5	0.3	14.3	75.5%
Yeerun	AUS	QLD	E	S	P	16	16.0	0.4	14.3	57	16.2	0.5	15.0	73	16.2	0.4	14.8	46	17.8	0.5	14.7	83.0%
Moorvale North	AUS	QLD	E	U	P	21	26.0	0.4	12.9	25	24.5	0.5	13.2	46	25.2	0.4	13.1	25	23.2	0.5	13.4	73.3%
Gundyer	AUS	QLD	E	U	P	-	-	-	-	54	16.4	0.2	19.7	54	16.4	0.2	19.7	70	18.3	0.2	18.3	90.0%
Total						373				351				724				254

Powder River Basin Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Caballo	USA	WY	P	S	T	42	4.7	0.3	8,428	82	5.2	0.4	8,231	124	5.0	0.4	8,298	2	5.4	0.4	8,245	100%
Rawhide	USA	WY	P	S	T	1	5.5	0.4	8,286	91	5.2	0.3	8,362	92	5.2	0.3	8,361	7	5.7	0.4	8,243	100%
Total						43				173				216				9

Other U.S. Thermal Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	6	13.7	3.4	10,975	50	16.3	4.0	10,613	56	16.1	4.0	10,652	57	16.5	3.7	10,579	100%
Wild Boar	USA	IN	P	S	T	-	-	-	-	3	11.8	5.8	11,300	3	11.8	5.8	11,300	1	12.3	5.4	11,230	100%
Total						6				53				59				58
Grand total						849				861				1,710				650

Peabody Energy Corporation	2021 Form 10-K	44

(1)	The sales price assumptions supporting economic recoverability vary depending upon factors such as coal quality and existing customer volume commitments. For the five-year period 2022 through 2026, the estimated sales prices for seaborne metallurgical mines are based upon estimated premium hard coking coal benchmark prices ranging from $150.00 to $162.00 per tonne. For seaborne thermal mines, the estimated sales prices for the same period range from approximately $42.00 to $104.00 per tonne, and approximately $9.00 to $45.00 per ton for U.S. thermal mines. Subsequent to 2026, for all mines, sales price escalation is assumed at 2.0% to 3.0% per annum through the end of each LOM plan.
(2)	The moisture condition for Seaborne Thermal Mining segment coal quality is on an air-dry basis.
(3)	The moisture condition for the Seaborne Metallurgical Mining segment coal quality is on an air-dry basis, except for Shoal Creek Mine which is on a dry basis.
(4)	The quantities for Australian coal reserves are estimated on an as-shipped moisture basis; quantities for Australian coal resources are estimated on an in situ moisture basis.
(5)
The quality and quantity estimates for U.S. thermal reserves are calculated on as-shipped moisture basis; the quality and quantity estimates for U.S. thermal resources are calculated on an in situ moisture basis.

(6)	Kcal/kg (kilocalories per kilogram) is the net calorific value (net heating value) of coal
(7)	VM (volatile matter) represents the proportion of certain organic and mineral components in coal, for example, water, carbon dioxide, or sulfur dioxide. Volatile matter is inversely related to coal rank.
(8)	Btu (British thermal unit) is the gross heating value of coal per pound, which includes the weight of moisture in coal on an as-sold basis. The range of variability of the moisture content in coal may affect the actual shipped Btu content.
(9)	Reserve and resource data is maintained and provided by joint venture managing partners utilizing the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves.
(10)	The quantities of reserves and resources are disclosed at Peabody’s proportional ownership share.
Individual Property Disclosure
To determine the Company’s individually material mining operations in accordance with subpart 1300 of Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. Such assessment included the Company’s aggregate mining operations on all of its mining properties, regardless of the stage of production or the type of coal produced. Quantitative factors included, among others, mining operations’ relative contributions to the Company’s aggregate historical and estimated revenues, cash flows, and Adjusted EBITDA (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) Qualitative factors may include, as applicable, capital expansion plans, long-term pricing outlook, the regulatory environment and various strategic priorities. The Company concluded that, as of December 31, 2021, its individually material mines are North Antelope Rochelle Mine (NARM), Shoal Creek Mine, Wilpinjong Mine, and the Coppabella-Moorvale Joint Venture. The Company will update its assessment of individually material mines on an annual basis. The reserve and resource tables that follow do not include comparative information for resources as of December 31, 2020 as the Company did not present such data previously under the SEC Industry Guide 7 requirements and such data is not required to be presented in connection with the adoption of the disclosure requirements of subpart 1300 of Regulation S-K.
The information that follows relating to such individually material mines is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRS”) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein by reference and made a part of this Annual Report on Form 10-K. The relevant TRS for NARM, Shoal Creek Mine, Wilpinjong Mine, and the Coppabella-Moorvale Joint Venture are included as Exhibits 96.1, 96.2, 96.3 and 96.4, respectively, to this Annual Report on Form 10-K, and specific sections of such TRS are referenced below using the corresponding exhibit number.

Peabody Energy Corporation	2021 Form 10-K	45

North Antelope Rochelle Mine
The North Antelope Rochelle Mine (NARM) is a production-stage surface coal mine located sixty-five miles south of Gillette, Wyoming, USA. NARM is situated in the Gillette Coal Field on the east flank of the Powder River Basin. NARM began operations in 1999 after Peabody combined its interests in the formerly separate North Antelope Mine and Rochelle Mine.

Montana
Wyoming
Campbell County
Converse County
NARM
Sheridan
Gillette
Cody
Worland
Bighorn National Forest
Wind River Reservation
Riverton
Lander
Casper
Wyoming
South Dakota
Nebraska
Rapid City
Black Hills National Forest
Badlands National Park
Chadron
Nebraska National Forest
Esri Canada, Esri, HERE, Garmin, FAO, NOAA, USGS, EPA, NPS
87
212
85
310
90
14
120
25
789
20
18
79
385
287
220
-400000
-200000
0
200000
400000
600000
800000
1000000
1200000
1600000
1400000
1200000
1000000
800000

North Antelope Rochelle Mine

Campbell and Converse Counties
Wyoming, U.S.A.

2022

Coordinate System: NAD 1927 StatePlane Wyoming East FIPS 4901

N
0
20
40
Mi
0
40
80
Km

NARM extracts coal from the Wyodak-Anderson coal seam, which ranges from 60- to 80-feet thick and lies from 100 to 400 feet below the surface in the mining area. The Company has secured mineral rights through Federal and State lease agreements which cover 30,159 acres. The typical royalty rate for Federal and State coal leases is 12.5% of realized revenue. Generally, the leases continue indefinitely with periodic renewal, provided there is diligent coal production or other development within the lease area. As of December 31, 2021, all required licenses and permits were in place for the operations of NARM. For additional information regarding mineral rights and permitting, refer to sections 3 and 17 in Exhibit 96.1.
The mining operation consists of multiple open pits in four main mining areas, which allows for quality blending and other optimization strategies. Overburden is removed by dragline, truck and shovel, dozer and cast blasting methods. Coal is hauled by truck to one of five dump locations, where it is then crushed and conveyed to silos adjacent to rail load-outs for customer delivery. Coals of varying characteristics may be blended at a central blending facility along the loadout rail loop. Coal is sold unwashed, as a run-of-mine (ROM) product. NARM coal is well recognized for domestic thermal power generation. For additional information regarding mining and processing methods, refer to sections 13 and 14 in Exhibit 96.1.
The key supporting infrastructure for NARM includes rail services provided by the BNSF Railway Company and Union Pacific Corporation, road access via interstate and state highways and roads, electrical power from a dedicated substation with 230kV and 69kV transmission lines, and water supply from a mine dewatering system and deep wells. The mining industry in the Powder River Basin anchors numerous communities from which the mine attracts qualified personnel. For additional information regarding the mine’s infrastructure, refer to sections 13 and 15 in Exhibit 96.1.

Peabody Energy Corporation	2021 Form 10-K	46

The property, plant, equipment and mine development assets of NARM had a net book value of approximately $406 million at December 31, 2021. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls, and necessary capital replacements are generally included in the LOM plan to support future production. For additional information regarding capital and equipment, refer to sections 13 and 18 in Exhibit 96.1.
The table below presents NARM coal reserve estimates at December 31, 2021, along with comparative quantities at December 31, 2020. NARM did not hold any coal resources as of December 31, 2021. These reserve estimates were supported by the analyses of 4,778 total drill holes within the coal lease area. The quantity of the coal reserves is estimated on a saleable product basis and deemed 100% attributable to Peabody. In addition to quantity, the table presents selected key quality parameters on an as-shipped basis. For additional information regarding coal reserve and resource estimates, refer to sections 11 and 12 in Exhibit 96.1.

NARM - SUMMARY OF RESERVES (1)
(Tons in millions)

	December 31, 2021					December 31, 2020
Coal Reserves (2)(3)(4)	Tons	%Ash	%Sulfur	Btu	% Mine Yield(5)	Tons
Proven	1,378	4.4	0.2	8,889	100%	1,431
Probable	106	4.4	0.2	8,965	100%	115
Total	1,484					1,546

Year-over-year decrease	-4%
The year-over-year decrease in the quantity of coal reserves was driven by production depletion.

(1)
Economic recoverability is based upon an estimated average sales price per ton of $13.18 for the five-year period ending December 31, 2026 and assumed escalation of 2.5% per annum during the subsequent period through the end of the LOM plan. Refer to section 19 of Exhibit 96.1 for detailed price assumptions.

(2)	The cut-off grade and metallurgical recovery are not limiting factors for reserve estimates due to consistent coal thickness and established trends of coal quality in the leased area. The strip ratio increases gradually, but the existing pit length allows an average mineable strip ratio. Besides the results of drill hole analyses, the main limiting factors include surface infrastructure and lease boundaries.
(3)	The quality of coal reserves is estimated on an as-shipped basis.
(4)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration 92% mining recovery. The results of the LOM planning process demonstrate the economic recoverability of the coal reserve estimates. Refer to section 19 of Exhibit 96.1 for economic analysis.
(5)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons, with processing loss considered.

Peabody Energy Corporation	2021 Form 10-K	47

Shoal Creek Mine
The Shoal Creek Mine is a production-stage underground longwall metallurgical coal mine located thirty-five miles west of Birmingham, Alabama, USA. The mine is within the east-central portion of the Warrior Coal Field, which is part of the Southern Appalachian coal-producing region. The Drummond Corporation began producing coal at the mine in 1994. Peabody Energy acquired the mine from the Drummond Corporation in December 2018. The mine was idled in the fourth quarter of 2020 due to market conditions and resumed production in November 2021.

Tennessee
Alabama
Mississippi
Alabama
Georgia
Alabama
Shoal Creek
Walker
Jefferson
Walker
Shiloh National Battlefield
Chattanooga
Dalton
Florence
Huntsville
Guntersville Lake
Holly Springs National Forest
Echota Cherokee Sdtsa
William B. Bankhead National Forest
Tupelo
Rome
Gadsden
Oxford
Carrollton
Birmingham
Starkville
Tuscaloosa
Tuscaloosa
Tombigbee National Forest
Lagrange
Esri, HERE, Garmin, FAO, NOAA, USGS, EPA, NPS
0
200000
400000
600000
800000
1000000
1200000
1400000
1800000
1600000
1400000
1200000

Shoal Creek Mine

Walker, Jefferson, and Tuscaloosa Counties
Alabama, U.S.A.

2022

Coordinate System: NAD 1927 StatePlane Alabama West FIPS 0102

N
0 15 30 Mi
0 30 60 Km

Shoal Creek Mine extracts coal from the Mary Lee and Blue Creek coal seams at depths of 1,000 to 1,300 feet. The Company has secured mineral rights through a combination of private, federal and state mineral leases and surface rights agreements which encompass a total of 31,747 acres of mineral control and 3,490 acres of surface land control. The majority of the mineral leases are private leases with negotiated royalty rates set at minimum amounts per ton or as percentages of sales realization. Shoal Creek Mine’s largest lease agreement, representing 28,517 acres of mineral control, expires in 2031 with an option to negotiate an extension. The expiration dates vary for other leases, but typically include extension provisions. As of December 31, 2021, all required licenses and permits were in place for the operations of the Shoal Creek Mine. For additional information regarding mineral rights and permitting, refer to sections 3 and 17 in Exhibit 96.2.
Coal is produced primarily using longwall systems. The mine also uses continuous miner units for longwall development and limited production. Mined coal is processed through a wash plant, conveyed to barge loadout facilities on the Black Warrior River, and transported by barge 370 miles to McDuffie Coal Terminal in Mobile Bay, Alabama, in the Gulf of Mexico, for export via ocean-going vessels. Shoal Creek Mine metallurgical coal has a well-established customer base in Europe, South America, and East Asia for steel making. For additional information regarding mining and processing methods, refer to sections 13 and 14 in Exhibit 96.2.
The key supporting infrastructure for Shoal Creek Mine includes road access via interstate and state highways and roads, third-party barge services and a barge loadout on the Black Warrior River, the McDuffie Coal Terminal, electrical power provided by 69kV transmission lines, and water supplied from the Black Warrior River and recycled underground water. The mine’s workforce is drawn primarily from Jasper and Tuscaloosa, Alabama and other adjacent communities. For additional information regarding the mine’s infrastructure, refer to section 15 in Exhibit 96.2.

Peabody Energy Corporation	2021 Form 10-K	48

The property, plant, equipment and mine development assets of Shoal Creek Mine had a net book value of approximately $296 million at December 31, 2021. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production. While the mine was idled for parts of 2020 and 2021, the Company upgraded the mine’s coal handling and preparation plant and made other capital investments to improve its prospective cost structure. For additional information regarding capital and equipment, refer to sections 13 and 18 in Exhibit 96.2.
The tables below present Shoal Creek Mine’s estimated coal reserves and resources at December 31, 2021, along with comparative quantities for coal reserves at December 31, 2020. These reserve and resource estimates were supported by the analyses of 1,178 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves and resources are estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on a dry basis. For additional information regarding coal reserve and resource estimates, refer to sections 11 and 12 in Exhibit 96.2.

SHOAL CREEK MINE - SUMMARY OF RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2021					December 31, 2020
Coal Reserves (2)(4)(5)(6)	Tons	%Ash	%Sulfur	%VM	% Mine Yield (7)	Tons
Proven	16	10.2	0.7	30.4	46%	51
Probable	2	10.2	0.7	30.3	46%	1
Total	18					52

Year-over-year decrease	-65%

	December 31, 2021
Coal Resources (2)(3)(4)(5)	Tons	%Ash	%Sulfur	VM%
Measured	40	9.6	0.7	25.1
Indicated	35	9.9	0.7	24.1
Measured and indicated	75	9.8	0.7	24.6
Inferred	7	10.3	0.7	24.0
Total	82

The year-over-year decrease in coal reserves reflects 2021 production depletion and the reclassification of certain mine areas to resources until further drilling and studies are completed. Refer to section 19 of Exhibit 96.2 for additional information.

(1)
Economic recoverability is based upon an estimated average sales price per ton of $125.37 for the five-year period ending December 31, 2026 and assumed escalation of 2.8% per annum during the subsequent period through the end of the LOM plan. Refer to section 19 of Exhibit 96.2 for detailed price assumptions.

(2)	The quality of coal reserves and resources are estimated on a dry basis.
(3)	The quantity of resource estimates are on an in situ basis, which doesn’t take into consideration coal loss during mining and processing.
(4)	The coal resource boundary is established by considering various factors, including results from drill hole analyses, coal control, geological features, faults and other surface features.
(5)	The cut-off grade and metallurgical recovery are not limiting factors for the reserve and resource estimates due to relatively consistent coal quality and float recovery from the lab results within the assessed area. The historically mined coal thickness has been used as the main criteria for the resource boundary based on the mine’s actual performance in the last two decades.
(6)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration of unmined coal (pillars, etc.), 20% coal loss during mining and processing, and additional washing recovery. The results from the LOM planning process demonstrate the economic recoverability of the coal reserve estimate. Refer to section 19 of Exhibit 96.2 for economic analysis.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

Peabody Energy Corporation	2021 Form 10-K	49

Wilpinjong Mine
The Wilpinjong Mine is a production-stage surface thermal coal mine situated approximately 25 miles northeast of Mudgee in New South Wales, Australia. Peabody acquired the mine as part of its acquisition of Excel Coal Pty Ltd (Excel) in 2006. Excel began the development of Wilpinjong Mine in 2006 and it commenced production under Peabody ownership in 2007. A third-party contactor managed mining operations until 2013, when the Company converted the mine to owner-operated.

Wilpinjong
Dubbo
Parkes
Orange
Muswellbrook
Newcastle
Goulburn River
National Park
Wollemi
National Park
Yengo National
Park
Barrington Tops
National Park
Myall
Nation
A39
A32
B55
B84
A15
B56
B82
600000
650000
700000
750000
800000
850000
900000
950000
1000000
6500000
6450000
6400000
6350000
Esri, HERE, Garmin, FAO, NOAA, USGS

Wilpinjong Mine

New South Wales, Australia

2022

N
0
15
30
Mi
0
30
60
Km

Coordinate System: GDA 1994 MGA Zone 55

The Wilpinjong Mine extracts coal from the Moolarben and Ulan coal seams which have a combined thickness from 6 to 10 meters and a typical depth less than 60 meters in the Illawarra Coal Measures on the northwest margin of the Sydney Basin. The Company secured two exploration licenses of 1,518 hectares and three mining licenses of 3,723 hectares through the New South Wales Minister of Planning. The typical royalty rate is 8.2% of the value of coal recovered. The mining licenses require renewal upon expiration in 2027 for 2,863 hectares and in 2039-2040 for 860 acres. The renewal application for two exploration licenses is currently pending approval. As of December 31, 2021, all required licenses and permits were in place for the operations of Wilpinjong. For additional information regarding mineral rights and permitting, refer to sections 3 and 17 in Exhibit 96.3.
Conventional open cut mining methods are used at the Wilpinjong Coal Mine, with multiple pits at a low strip ratio allowing for relatively rapid pit advance. Overburden is removed by a combination of cast blasting, doze, and truck and shovel methods. Haul trucks transport coal to various hoppers and pads for blending and temporary storage, as necessary, and then to a coal handling and processing plant to be crushed and washed. Coal is conveyed to a rail loadout and transported by train to either domestic customers or to the Port of Newcastle and seaborne customers for thermal power generation. For additional information regarding mining and processing methods, refer to sections 13 and 14 in Exhibit 96.3.
The key supporting infrastructure for Wilpinjong Mine includes road access via public roads, port service at two terminals at the Port of Newcastle, above and below rail services, electrical power from a 66kV transmission line, and water supply from captured surface runoff and deep wells. The mine’s proximity to other large coal producers in the region provides access to a significant pool of experienced mining personnel. For additional information regarding the mine’s infrastructure, refer to section 15 in Exhibit 96.3.

Peabody Energy Corporation	2021 Form 10-K	50

The property, plant, equipment and mine development assets of Wilpinjong Mine had a net book value of approximately $386 million at December 31, 2021. The mine’s operating equipment meets contemporary mining standards and is adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production. During 2018, the Company began an expansion project at Wilpinjong Mine that will extend the mine life from 2026 to 2030 and allow higher annual production rates through access to an additional 55 million tonnes of coal reserves. The Company capitalized approximately $61 million related to the project through December 31, 2021 and expects the total cost to reach approximately $74 million. For additional information regarding capital and equipment, refer to sections 13 and 18 in Exhibit 96.3.
The tables below present Wilpinjong Mine’s estimated coal reserves and resources at December 31, 2021, along with comparative quantities of coal reserves at December 31, 2020. These reserve and resource estimates were supported by the analyses of 1,271 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dried basis. For additional information regarding coal reserve and resource estimates, refer to sections 11 and 12 in Exhibit 96.3.

WILPINJONG MINE - SUMMARY OF RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2021					December 31, 2020
Coal Reserves (5)(6)	Tons	%Ash	%Sulfur	Kcal/kg	% Mine Yield(7)	Tons
Proven	71	24.3	0.5	5,940	81%	91
Probable	5	29.7	0.4	5,478	95%	2
Total	76					93

Year-over-year decrease	-18%

	December 31, 2021
Coal Resources (2)(3)(4)	Tons	%Ash	%Sulfur	Kcal/kg
Measured	103	23.0	0.5	6,042
Indicated	25	25.4	0.5	5,851
Measured and indicated	128	23.5	0.5	6,004
Inferred	6	27.3	0.5	5,707
Total	134

The year-over-year decrease in the quantity of coal reserves was driven by production depletion.

(1)	Economic recoverability is based upon product-specific estimated average sales prices per tonne of $39.18 to $47.98 for the five-year period ending December 31, 2026 and assumed escalation of 2.5% to 3.0% per annum during the subsequent period through the end of the LOM plan. Refer to section 19 of Exhibit 96.3 for detailed price assumptions.
(2)	The quality of coal resources is on an in situ, air-dry basis.
(3)	The quantity of coal resource estimates is on an in situ basis, which does not take into consideration coal loss during mining and processing.
(4)	Besides the results from drill hole analyses, the raw ash is a key quality parameter that is relevant to both the cut-off grade and metallurgical recovery. The resource is limited by a maximum of 50% raw ash (air-dry basis). Due to the relatively consistent coal thickness and shallow depth, no other geological limiting factors are applied except for known geological anomalies such as paleochannels and igneous intrusion.
(5)	The quality of coal reserves is based on an air-dry basis. It is the laboratory results from the core samples with adjustments that reflect the reconciliation results from actual production.
(6)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration of mining and processing loss. The economic results from the LOM planning process demonstrate the economic viability of the coal reserve estimate. Refer to section 19 of Exhibit 96.3 for economic analysis.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

Peabody Energy Corporation	2021 Form 10-K	51

Coppabella-Moorvale Joint Venture
The Company’s Coppabella Moorvale Joint Venture (CMJV) mines are located approximately 75 miles southwest of Mackay, near the township of Coppabella, in central Queensland, Australia. The CMJV includes two production-stage surface coal mines, the Coppabella Mine and the Moorvale Mine, and one surface coal mine under development, Moorvale South. Peabody owns 73.3% of the joint venture and is responsible for operations management. CMJV originally was developed by Macarthur Coal Limited (Macarthur), with production commencing in 1998 at Coppabella Mine and 2002 at Moorvale Mine. Peabody acquired Macarthur in December 2011 and assumed its majority interest in CMJV.

White Mountains National Park
Mackay
Coppabella
Moorvale
Moorvale South
Broad Sound Islands National Park
Shoalwater Bay Training Area
Rockhampton
sland
A7
A1
A2
A4
70
Department of Resources, Dept.of Environment and Science, Esri, HERE, Garmin, FAO, NOAA, USGS
300000
350000
400000
450000
500000
550000
600000
650000
700000
750000
800000
850000
900000
7700000
7650000
7600000
7550000
7500000
7450000
7400000

CMJV

Queensland, Australia

2022

Coordinate System: GDA 1994 MGA Zone 55

N
0
25
50
Mi
0
50
100
Km

The CMJV mines primarily extract coal from the Leichardt seam in the Rangal Coal Measures of the Bowen Basin. The seam has a thickness from 5 to 10 meters and a typical depth of less than 250 meters. A portion of the Vermont seam is expected to be economically mineable at Moorvale South, once developed. The CMJV mines operate with a total of fourteen mining leases and one mineral development license issued by the Queensland state government, covering 13,459 hectares in total. Coal production is subject to royalties payable to the Queensland state government ranging from 7% to 15% of realized revenue, depending upon the lease. In addition, there are special private royalty agreements established in relation to exploration efforts. The primary mining leases for the Coppabella Mine expire in 2040 and other peripheral leases expire between 2023 and 2035. The Moorvale Mine has two mining leases which expire in 2023, and a third in 2028. The proposed Moorvale South mine has two mining leases which expire in 2030, and its relevant mineral development license expires in 2024. As of December 31, 2021, all required licenses and permits were in place for the operations of CMJV. For additional information regarding mineral rights and permitting, refer to sections 3 and 17 in Exhibit 96.4.
Conventional open cut mining methods are used at the CMJV mines. Coppabella Mine utilizes a dragline and two electric rope shovels to perform the majority of overburden removal, supplemented by diesel hydraulic excavators, which are also used to extract coal. Moorvale Mine utilizes only diesel hydraulic excavators for overburden removal. Both mines utilize cast and dozer push operations where applicable. Coal is trucked via internal haul roads for direct dumping to the hopper, or rehandled from pads to the dump hopper. Coal is crushed and washed at two processing plants, then transported by rail to the Dalrymple Bay Coal Terminal for seaborne customers. The CMJV produces a range of products including pulverized coal injection coal, coking coal and thermal coal. For additional information regarding mining and processing methods, refer to sections 13 and 14 in Exhibit 96.4.

Peabody Energy Corporation	2021 Form 10-K	52

The key supporting infrastructure for CMJV includes the port service at Dalrymple Bay Coal Terminal, above and below rail services, road access via public roads, electrical power from 66kV transmission lines, and water supply from captured surface runoff and commercial pipelines. Temporary housing near the mine sites provides employees with overnight accommodations, as necessary. The mines draw personnel primarily from nearby Moranbah, Nebo and Mackay, Queensland. For additional information regarding the mine’s infrastructure, refer to section 15 in Exhibit 96.4.
The property, plant, equipment and mine development assets of CMJV had a net book value of approximately $170 million at December 31, 2021. The CMJV’s operating equipment meets contemporary mining standards and is adequately maintained to execute the mine plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production. For additional information regarding capital and equipment, refer to sections 13 and 18 in Exhibit 96.4.
The tables below present estimates of the CMJV coal reserves and resources as of December 31, 2021, along with comparative quantities of coal reserves at December 31, 2020. These reserve and resource estimates were supported by the analyses of 4,763 total drill holes within the coal lease areas. The quantity of the coal resources is estimated on an in situ basis as 73.3% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as 73.3% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dry basis. For additional information regarding coal reserve and resource estimates, refer to sections 11 and 12 in Exhibit 96.4.

CMJV - SUMMARY OF RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2021					December 31, 2020
Coal Reserves (5)(6)	Tons	%Ash	%Sulfur	%VM	% Mine Yield (7)	Tons
Proven	14	9.8	0.3	13.1	76%	21
Probable	6	9.5	0.3	11.8	70%	13
Total	20					34

Year-over-year decrease	-41%

	December 31, 2021
Coal Resources (2)(3)(4)	Tons	%Ash	%Sulfur	VM%
Measured	34	17.4	0.3	15.5
Indicated	69	15.3	0.3	14.1
Measured and indicated	103	16.0	0.3	14.6
Inferred	84	15.6	0.3	12.9
Total	187

The decrease in reserves reflects 2021 production depletion and reclassification of certain mine areas to resources until further drilling and studies are completed.

Peabody Energy Corporation	2021 Form 10-K	53

(1)	Economic recoverability is based upon product-specific estimated average sales prices per tonne of $107.61 to $116.49 for the five-year period ending December 31, 2026 and assumed escalation of 2.5% per annum during the subsequent period through the end of the LOM plan. Refer to section 19 of Exhibit 96.4 for detailed price assumptions.
(2)	The quality of coal resources is estimated on an in situ, air-dry basis.
(3)	The quantity of coal resource is estimated on an in situ basis, which doesn’t take into consideration coal loss during mining and processing.
(4)	Besides the results from drill hole analyses, the resource estimates are based on the following criteria:
	—	Open cut resources are limited to an area defined by pit shell with RF150 (revenue factor 150%), with exception of Moorvale South MDL 3034 open cut resources are limited to 150m depth of cover
	—	Minimum mining thickness of 0.3m for open cut
	—	Minimum mining thickness of 2m for underground resources
	—	Underground resources excluded in areas of seam dip exceeding 15 degrees
	—	Underground resources depth cutoff at 500m depth of cover, with exception of Moorvale Mine depth cutoff at 300m depth of cover
	—	A seam quality cut-off greater than 50% raw ash (a.d.) is excluded from resources
	—	No weathered coal included
	—	Intrusive sills and dykes within seams are excluded from the resources
	—	Heat-affected coal is included in the resources
	—	Other limiting factors include surface infrastructure and lease boundary
(5)	The quality of coal reserves is estimated on an air-dry basis.
(6)	The quantity of coal reserves is estimated on a saleable product basis which takes into consideration of mining and processing loss. The economic results from the LOM planning process demonstrate the economic viability of the coal reserve estimate. Refer to section 19 of Exhibit 96.4 for economic analysis.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.
Internal Controls
The preparation of coal reserve and resource estimates is completed in accordance with the Company’s prescribed internal control procedures, which are designed specifically to ensure the reliability of such estimates presented herein. Annually, QPs and other employees review the estimates of mineral reserves and mineral resources, the supporting documentation, and compliance with applicable internal controls. Such controls employ management systems, standardized procedures, workflow processes, multi-functional supervision and management approval, internal and external reviews, reconciliations, and data security covering record keeping, chain of custody and data storage.
The internal controls for reserve and resource estimates also cover exploration activities, sample preparation and analysis, data verification, processing, metallurgical testing, recovery estimation, mine design and sequencing, and reserve and resource evaluations, with environmental, social and regulatory considerations. The quality assurance and control protocols over the assaying of drill hole samples are performed by reputable commercial laboratories following certification and accreditation programs established by the American Society for Testing and Materials (ASTM) or Australian National Association of Testing Authorities (NATA).
The reserve and resource estimates have inherent risks due to data accuracy, uncertainty from geological interpretation, mine plan assumptions, uncontrolled rights for mineral and surface properties, environmental challenges, uncertainty for future market supply and demand, and changes in laws and regulations. Management and QPs are aware of those risks that might directly impact the assessment of coal reserves and resources. The current coal reserves and resources are estimated based on the best information available and are subject to re-assessment when conditions change. Refer to Item 1A. “Risk Factors” for discussion of risks associated with the estimates of the Company’s reserves and resources.
Item 3.    Legal Proceedings.
See Note 23. “Commitments and Contingencies” to the accompanying consolidated financial statements for a description of Peabody’s pending legal proceedings, which information is incorporated herein by reference.

Peabody Energy Corporation	2021 Form 10-K	54

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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Peabody’s Common Stock is listed on the New York Stock Exchange, under the symbol “BTU.” As of February 11, 2022 there were 152 holders of the Company’s Common Stock, as determined by counting its record holders and the number of participants reflected in a security position listing provided to the Company by the Depository Trust Company (DTC). Because such DTC participants are brokers and other institutions holding shares of Peabody’s Common Stock on behalf of their customers, the Company does not know the actual number of unique shareholders represented by these record holders.
Dividends
The Company declared and paid quarterly dividends every quarter in 2019, and a supplemental dividend was declared and paid during the first quarter of 2019. The Company suspended dividends in 2020. As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the fourth quarter of 2020, the Company entered into a transaction support agreement with its surety bond providers which prohibits the payment of dividends through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025) unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in its credit facility and in the indentures governing its senior secured notes also limit the Company's ability to pay cash dividends.
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
Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program), which was eventually expanded to $1.5 billion during 2018. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through December 31, 2021, the Company has repurchased 41.5 million shares of its Common Stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
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

Peabody Energy Corporation	2021 Form 10-K	55

Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its Common Stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. During the year ended December 31, 2021, the Company sold approximately 24.8 million shares for net cash proceeds of $269.8 million.
Also during the year ended December 31, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes in which the Company issued an aggregate 10.0 million shares of its Common Stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
October 1 through October 31, 2021	546	$15.65	—	$160.5
November 1 through November 30, 2021	—	—	—	160.5
December 1 through December 31, 2021	—	—	—	160.5
Total	546	15.65	—
(1) Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not a part of the Repurchase Program.
Stock Performance Graph
The following performance graph compares the cumulative total return on Peabody’s common stock from April 4, 2017, the date its common stock began trading following the effective date of its plan of reorganization, through December 31, 2021, with the cumulative total return of the following indices: (i) the S&P MidCap 400 Stock Index and (ii) Custom Composite Index (a peer group comprised of Arch Resources, Inc., Hallador Energy Co., and Warrior Met Coal, Inc.). The Custom Composite Index reflects publicly listed U.S. companies within the coal industry of similar size or product type.
The graph assumes that the value of the investment was $100 at April 4, 2017 for BTU and the Custom Composite Index (Warrior Met Coal, Inc. began trading on the New York Stock Exchange on April 13, 2017) and at March 31, 2017, for the S&P Midcap 400 Index. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2021.
These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Peabody Energy Corporation	2021 Form 10-K	56

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
Among Peabody Energy Corporation, the S&P Midcap 400 Index,
and a Peer Group
$300
$250
$200
$150
$100
$50
$0
4/4/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
Peabody Energy Corporation
S&P Midcap 400
Peer Group

*$100 invested on 4/4/17 in stock or 3/31/17 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.      Reserved.
Not applicable.
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020 is included herein. For discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Peabody’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 23, 2021 and is incorporated by reference herein.
Non-GAAP Financial Measures
The following discussion of Peabody’s results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of its segments’ operating performance.

Peabody Energy Corporation	2021 Form 10-K	57

Also included in the following discussion of Peabody’s results of operations are references to Revenues per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each mining segment. These metrics are used by management to measure each of its mining segments’ operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the mining segment level. The Company considers all measures reported on a per ton basis to be operating/statistical measures; however, the Company includes reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Reporting Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 7.
In its discussion of liquidity and capital resources, Peabody includes references to Free Cash Flow which is also a non-GAAP measure. Free Cash Flow is used by management as a measure of its financial performance and its ability to generate excess cash flow from its business operations.
Peabody believes non-GAAP performance measures are used by investors to measure its operating performance and lenders to measure its ability to incur and service debt. These measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Refer to the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 7 for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Overview
In 2021, Peabody produced and sold 126.9 million and 130.1 million tons of coal, respectively, from continuing operations.
As of December 31, 2021, the Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other.
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
The Company’s Seaborne Metallurgical Mining operations consist of mines in Queensland, Australia, one in New South Wales, Australia and one in Alabama, USA. The mines in that segment utilize both surface and underground extraction processes to mine various qualities of metallurgical coal. The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coking coal and pulverized coal injection coal.
The principal business of the Company’s thermal mining segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin Mining operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal Mining operations historically reflect the aggregation of its Illinois, Indiana, New Mexico and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin Mining operations mine sub-bituminous coal deposits and its Other U.S. Thermal Mining operations mine both bituminous and sub-bituminous coal deposits.
The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity affiliates, corporate hedging activities, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain commercial matters.

Peabody Energy Corporation	2021 Form 10-K	58

Resource Management. As of December 31, 2021, Peabody controlled approximately 2.5 billion tons of proven and probable coal reserves, 2.4 billion tons of resources and approximately 400,000 acres of surface property through ownership and lease agreements. The Company has an ongoing asset optimization program whereby its property management group regularly reviews these reserves, resources and surface properties for opportunities to generate earnings and cash flow through the sale or exchange of non-strategic coal reserves, resources and surface lands. These surface lands include acres where Peabody has completed post-mining reclamation. In addition, the Company generates revenue through royalties from coal reserves and oil and gas rights leased to third parties and farm income from surface lands under third-party contracts.
Middlemount Mine. Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine in Queensland, Australia. The mine predominantly produces semi-hard coking coal and low-volatile pulverized coal injection (LV PCI) coal for sale into seaborne coal markets through Abbot Point Coal Terminal, with some capacity also secured at Dalrymple Bay Coal Terminal. Mining operations first commenced at the Middlemount Mine in late 2011. During the years ended December 31, 2021 and 2020, the mine sold 2.0 million and 1.6 million tons of coal, respectively (on a 50% basis).
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2021 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the year ended December 31, 2021 due to quality differentials and the majority of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a bi-annual, quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the year ended December 31, 2021 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	December 31, 2021
Premium HCC (1)	$408.50	$99.50	$226.24	$357.25
Premium PCI coal (1)	$290.00	$91.50	$164.34	$244.00
Newcastle index thermal coal (1)	$253.55	$80.78	$137.95	$165.86
API 5 thermal coal (1)	$170.90	$50.75	$82.59	$101.68
PRB 8,800 Btu/Lb coal (2)	$37.00	$11.85	$17.70	$29.00
Illinois Basin 11,500 Btu/Lb coal (2)	$92.00	$29.75	$51.95	$88.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand disruptions were widespread as the coronavirus (COVID-19) pandemic forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread of COVID-19. The global coal industry data for the year ended December 31, 2021 presented herein may not be indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration.

Peabody Energy Corporation	2021 Form 10-K	59

Within the seaborne metallurgical coal market, a combination of robust steel production, decade-high steel margins and tight coal availability have driven Australian spot prices to record levels. The year ended December 31, 2021 saw China’s unofficial ban on Australian coal remain in place and several countries such as India, Brazil and Vietnam achieve record annual import volumes of seaborne metallurgical coal. China’s unofficial ban on Australian coal has caused a redistribution of trade flows with Australian suppliers increasing market share in Europe, South America, India and North Asia while other suppliers targeted China, incentivized by a significant price advantage. However, recent measures introduced by China to reduce steel production and increase domestic coal output have temporarily dampened seaborne demand and driven delivered China prices in line with or below the rest of the market. Despite this, supply availability remains exceedingly tight with the spread of COVID-19 and weather impacts in Australia, Canada, Mongolia and Russia. The Company believes energy shortages in some markets present a risk to industrial activity but the underlying market fundamentals remain constructive.
Within the seaborne thermal coal market, Newcastle thermal coal prices remained elevated for the year ended December 31, 2021, compared to the prior year, driven by a combination of tight supplies and elevated demand. China’s domestic thermal coal supply was hampered by heightened safety inspections and mine suspensions through much of the year. Thermal electricity generation in China was strong for the year ended December 31, 2021, and the relaxation of China’s import controls combined with tight domestic supply pushed import demand higher for the year. In Europe, gas supply constraints have pushed standby coal plants to resume operation to help supply strong electricity demand. Despite the strong demand, the supply response has been muted from key exporters such as Australia, Colombia and South Africa, keeping thermal coal prices elevated.
In the United States, overall electricity demand increased 3% year-over-year, positively impacted by weather and the prior year economic impacts of the COVID-19 pandemic. Electricity generation from thermal coal has notably improved year-over-year as a result of higher natural gas prices and stronger overall electricity demand. This has positively impacted coal’s share of electricity generation for the year ended December 31, 2021, with a rise to approximately 22% compared to approximately 19% in the prior year, while causing natural gas’s share to decline to approximately 38% compared to approximately 40% in the prior year. Stronger coal use and a limited supply response in coal production has contributed to decreasing coal stockpile levels. Since December 2020, coal inventories have fallen by approximately 38 million tons, a 29% decline. Through the year ended December 31, 2021, utility consumption of PRB coal rose approximately 22% compared to the prior year period.
Other
Peabody’s North Goonyella Mine in Queensland, Australia experienced a fire in 2018 which resulted in the suspension of mining operations. In 2020, the Company commenced a review of strategic alternatives for North Goonyella which is currently ongoing. During the years ended December 31, 2019 and 2018, Peabody recorded provisions for equipment losses of $83.2 million and $66.4 million, respectively, related to the fire. The Company has also incurred containment and idling costs subsequent to the mine’s suspension which amounted to $13.0 million, $32.3 million and $111.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.
In March 2019, Peabody entered into an insurance claim settlement agreement with its insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. The Company collected the settlement in 2019.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Peabody’s revenues for the year ended December 31, 2021 increased compared to the same period in 2020 ($437.2 million) primarily due to the impacts of higher seaborne thermal and metallurgical pricing, partially offset by lower seaborne volumes and net unrealized mark-to-market losses on derivative contracts related to forecasted sales and other financial trading.
Results from continuing operations, net of income taxes for the year ended December 31, 2021 increased compared to the same period in the prior year ($2,207.2 million) primarily due to the asset impairment charges recorded in the prior year ($1,487.4 million), the favorable revenue variance described above and improved results from equity affiliates ($142.2 million).
Adjusted EBITDA for the year ended December 31, 2021 reflected a year-over-year increase of $657.9 million.
As of December 31, 2021, Peabody’s available liquidity was approximately $996 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 7 for a further discussion of factors affecting the Company’s available liquidity.

Peabody Energy Corporation	2021 Form 10-K	60

Tons Sold
The following table presents tons sold by operating segment:

			(Decrease) Increase
	Year Ended December 31,		to Volumes
	2021	2020	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	17.3	19.0	(1.7)	(8.9)%
Seaborne Metallurgical Mining	5.5	5.6	(0.1)	(1.8)%
Powder River Basin Mining	88.4	87.2	1.2	1.4%
Other U.S. Thermal Mining	16.9	18.3	(1.4)	(7.7)%
Total tons sold from mining segments	128.1	130.1	(2.0)	(1.5)%
Corporate and Other	2.0	2.5	(0.5)	(20.0)%
Total tons sold	130.1	132.6	(2.5)	(1.9)%
Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%

Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$54.09	$37.46	$16.63	44.4%
Seaborne Metallurgical	131.83	86.33	45.50	52.7%
Powder River Basin	10.99	11.37	(0.38)	(3.3)%
Other U.S. Thermal	40.75	38.73	2.02	5.2%
Costs per Ton - Mining Operations (1) (2)
Seaborne Thermal	$33.64	$28.87	$4.77	16.5%
Seaborne Metallurgical	99.55	109.44	(9.89)	(9.0)%
Powder River Basin	9.46	9.14	0.32	3.5%
Other U.S. Thermal	31.04	29.51	1.53	5.2%
Adjusted EBITDA Margin per Ton - Mining Operations (1) (2)
Seaborne Thermal	$20.45	$8.59	$11.86	138.1%
Seaborne Metallurgical	32.28	(23.11)	55.39	239.7%
Powder River Basin	1.53	2.23	(0.70)	(31.4)%
Other U.S. Thermal	9.71	9.22	0.49	5.3%
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

Peabody Energy Corporation	2021 Form 10-K	61

Revenues
The following table presents revenues by reporting segment:

			Increase (Decrease)
	Year Ended December 31,		to Revenues
	2021	2020	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$934.0	$711.8	$222.2	31.2%
Seaborne Metallurgical Mining	727.7	486.5	241.2	49.6%
Powder River Basin Mining	971.2	991.1	(19.9)	(2.0)%
Other U.S. Thermal Mining	689.1	707.3	(18.2)	(2.6)%
Corporate and Other	(3.7)	(15.6)	11.9	76.3%
Revenues	$3,318.3	$2,881.1	$437.2	15.2%
Seaborne Thermal Mining. The increase in segment revenues during the year ended December 31, 2021 compared to the prior year was due to favorable realized coal pricing ($280.8 million), partially offset by unfavorable volume and mix variances ($58.6 million).
Seaborne Metallurgical Mining. Segment revenues increased during the year ended December 31, 2021 compared to the prior year due to favorable realized coal pricing ($257.7 million), partially offset by unfavorable volume and mix variances ($16.5 million).
Powder River Basin Mining. Segment revenues decreased during the year ended December 31, 2021 compared to the prior year primarily due to unfavorable realized coal pricing ($27.6 million), offset by increased demand ($7.7 million).
Other U.S. Thermal Mining. The decrease in segment revenues during the year ended December 31, 2021 compared to the prior year was primarily due to lower volumes ($64.3 million), offset by favorable realized pricing ($46.1 million).
Corporate and Other. Segment revenues increased during the year ended December 31, 2021 compared to the prior year due to primarily due to higher results from trading activities ($88.9 million), partially offset by net unrealized mark-to-market losses on derivative contracts related to forecasted coal sales and other financial trading ($79.2 million).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

			Increase (Decrease) to
	Year Ended December 31,		Adjusted EBITDA
	2021	2020	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$353.1	$163.2	$189.9	116.4%
Seaborne Metallurgical Mining	178.2	(130.2)	308.4	236.9%
Powder River Basin Mining	134.9	194.8	(59.9)	(30.7)%
Other U.S. Thermal Mining	164.2	168.4	(4.2)	(2.5)%
Corporate and Other	86.3	(137.4)	223.7	162.8%
Adjusted EBITDA (1)	$916.7	$258.8	$657.9	254.2%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the year ended December 31, 2021 compared to the same period in the prior year as a result of higher realized net coal pricing ($258.7 million) and product mix ($27.7 million). The increases were partially offset by unfavorable volume variances ($51.8 million), unfavorable foreign currency impacts ($31.5 million) and higher commodity pricing ($10.5 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the year ended December 31, 2021 compared to the same period in the prior year due to higher realized net coal pricing ($238.7 million), cost improvements across the operations ($80.7 million) and favorable volume variances ($26.8 million), offset by unfavorable foreign currency impacts ($41.8 million).

Peabody Energy Corporation	2021 Form 10-K	62

Powder River Basin Mining. Segment Adjusted EBITDA decreased during the year ended December 31, 2021 compared to the same period in the prior year due to the unfavorable impacts of higher commodity pricing ($28.4 million), lower realized net coal pricing ($23.0 million), higher costs for materials, services and repairs ($14.1 million) and unfavorable volume and mix variances ($12.6 million). The decreases were partially offset by favorable mine sequencing impacts ($11.9 million) and lower leasing costs ($6.3 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA decreased during the year ended December 31, 2021 compared to the same period in the prior year due to higher costs for materials, services and repairs ($28.9 million) and higher commodity pricing ($23.7 million), offset by higher realized net coal pricing ($43.9 million) and favorable mine sequencing impacts ($7.5 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

			Increase (Decrease)
	Year Ended December 31,		to Income
	2021	2020	$	%
	(Dollars in millions)
Middlemount (1)	$48.2	$(29.2)	$77.4	265.1%
Resource management activities (2)	6.9	15.3	(8.4)	(54.9)%
Selling and administrative expenses	(84.9)	(99.5)	14.6	14.7%
Other items, net (3)	116.1	(24.0)	140.1	583.8%
Corporate and Other Adjusted EBITDA	$86.3	$(137.4)	$223.7	162.8%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $73.8 million and $29.9 million during the years ended December 31, 2021 and 2020, respectively.
(2)Includes gains (losses) on certain surplus coal reserve, resource and surface land sales and property management costs and revenues.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the North Goonyella Mine and expenses related to other commercial activities.
The increase in Corporate and Other Adjusted EBITDA during the year ended December 31, 2021 compared to the same period in the prior year was due to favorable trading results ($63.7 million); the gain recognized in the current year on the sale of the Company’s Millennium Mine ($26.1 million) as discussed in Note 19. “Other Events”; a favorable variance in Middlemount’s results due to the combined impacts of higher sales pricing, improved production, cost improvements and the insurance settlement attributable to a business interruption and property damage claim from 2019; lower postretirement health care costs ($38.5 million) primarily due to changes made to the Company’s postretirement health care benefit plans announced in 2021 and 2020; and lower containment and holding costs for the Company’s North Goonyella Mine ($19.3 million).

Peabody Energy Corporation	2021 Form 10-K	63

Income (Loss) From Continuing Operations, Net of Income Taxes
The following table presents income (loss) from continuing operations, net of income taxes:

			Increase (Decrease) to Income
	Year Ended December 31,
	2021	2020	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$916.7	$258.8	$657.9	254.2%
Depreciation, depletion and amortization	(308.7)	(346.0)	37.3	10.8%
Asset retirement obligation expenses	(44.7)	(45.7)	1.0	2.2%
Restructuring charges	(8.3)	(37.9)	29.6	78.1%
Transaction costs related to joint ventures	—	(23.1)	23.1	100.0%
Asset impairment	—	(1,487.4)	1,487.4	100.0%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	33.8	(30.9)	64.7	209.4%
Interest expense	(183.4)	(139.8)	(43.6)	(31.2)%
Net gain on early debt extinguishment	33.2	—	33.2	n.m.
Interest income	6.5	9.4	(2.9)	(30.9)%
Net mark-to-market adjustment on actuarially determined liabilities	43.4	5.1	38.3	751.0%
Unrealized losses on derivative contracts related to forecasted sales	(115.1)	(29.6)	(85.5)	(288.9)%
Unrealized (losses) gains on foreign currency option contracts	(7.5)	7.1	(14.6)	(205.6)%
Take-or-pay contract-based intangible recognition	4.3	8.2	(3.9)	(47.6)%
Income tax provision	(22.8)	(8.0)	(14.8)	(185.0)%
Income (loss) from continuing operations, net of income taxes	$347.4	$(1,859.8)	$2,207.2	118.7%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

			(Decrease) Increase
	Year Ended December 31,		to Income
	2021	2020	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(107.7)	$(88.0)	$(19.7)	(22.4)%
Seaborne Metallurgical Mining	(73.3)	(85.4)	12.1	14.2%
Powder River Basin Mining	(41.5)	(85.3)	43.8	51.3%
Other U.S. Thermal Mining	(67.4)	(72.1)	4.7	6.5%
Corporate and Other	(18.8)	(15.2)	(3.6)	(23.7)%
Total	$(308.7)	$(346.0)	$37.3	10.8%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its mining segments:

	Year Ended December 31,
	2021	2020
Seaborne Thermal Mining	$2.19	$1.90
Seaborne Metallurgical Mining	1.18	2.30
Powder River Basin Mining	0.25	0.50
Other U.S. Thermal Mining	1.15	1.04

Peabody Energy Corporation	2021 Form 10-K	64

Depreciation, depletion and amortization expense decreased during the year ended December 31, 2021 compared to the same period in the prior year primarily due to the impact of the asset impairment recorded at the North Antelope Rochelle Mine during the second quarter of 2020 ($46.2 million). The increase in the weighted-average depletion rate per ton for the Seaborne Thermal Mining segment during the year ended December 31, 2021 compared to the same period in the prior year reflects the impact of the transition to the United Wambo Joint Venture. The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the year ended December 31, 2021 compared to the same period in the prior year reflects the volume and mix variances which impacted the Company’s revenues as described above. The decrease in the weighted-average depletion rate per ton for the Powder River Basin Mining segment during the year ended December 31, 2021 compared to the same period in the prior year reflects the asset impairment recorded during the second quarter of 2020.
Restructuring Charges. Restructuring charges decreased during the year ended December 31, 2021 compared to the same period in the prior year as the result of workforce reductions made across the organization during the prior year.
Transaction Costs Related to Joint Ventures. The charges recorded during the prior year period related to the proposed PRB Colorado joint venture with Arch Resources, Inc. which was terminated during the third quarter of 2020.
Asset Impairment. The Company recognized $1,487.4 million in aggregate asset impairment charges during the year ended December 31, 2020, primarily related to the fair value of its North Antelope Rochelle Mine in its Powder River Basin Mining segment. Refer to Note 3. “Asset Impairment” to the accompanying consolidated financial statements for further information regarding the nature and composition of those charges, which information is incorporated herein by reference.
Changes in Deferred Tax Asset Valuation Allowance and Reserves and Amortization of Basis Difference Related to Equity Affiliates. During the year ended December 31, 2021, the Company reversed a valuation allowance of approximately $33 million that had been established in the prior year on Middlemount’s net deferred tax position. The Company reversed the valuation allowance due to the realization of deferred tax assets as a result of pricing improvements. Refer to Note 6. “Equity Method Investments” to the accompanying consolidated financial statements for further information regarding these changes, which information is incorporated herein by reference.
Interest Expense. The increase in interest expense during the year ended December 31, 2021 compared to the prior year was the result of a series of refinancing transactions completed by the Company during the first quarter of 2021, partially offset by the impacts of debt reductions made throughout 2021 as described in Note 11. “Long-term Debt” to the accompanying consolidated financial statements.
Net Gain on Early Debt Extinguishment. The gain recognized during the year ended December 31, 2021 was primarily related to debt retirements made through various open market purchases throughout the year as further discussed in Note 11. “Long-term Debt” to the accompanying consolidated financial statements.
Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. The gain recorded during the year ended December 31, 2021 was driven by increases to the discount rates for actuarially determined liabilities ($37.6 million); the favorable impacts of changes for the postretirement benefit plans related to updated claims experience ($22.0 million) and a mortality update ($16.6 million); and the favorable impact of an update to the Company’s census data for actuarially determined liabilities ($10.3 million). These increases were offset by mark-to-market losses on pension and postretirement benefit plan assets ($43.1 million).
The gain recorded during the year ended December 31, 2020 was driven by gains on pension and postretirement benefit plan assets ($73.7 million), the favorable impacts of a mortality update for actuarially determined liabilities ($39.5 million) and changes related to claims for the postretirement benefit plans ($21.2 million). These increases were offset by decreases to the discount rates for actuarially determined liabilities ($116.5 million).
Unrealized Losses on Derivative Contracts Related to Forecasted Sales. Unrealized losses primarily relate to mark-to-market activity on derivatives related to forecasted sales. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements.
Unrealized (Losses) Gains on Foreign Currency Option Contracts. Unrealized (losses) gains primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements.
Income Tax Provision. The increase in the income tax provision during the year ended December 31, 2021 compared to the prior year period was primarily due to year-over-year increases in taxable income, partially offset by a decrease in the provision related to the remeasurement of foreign income tax accounts. Refer to Note 9. “Income Taxes” to the accompanying consolidated financial statements for additional information.

Peabody Energy Corporation	2021 Form 10-K	65

Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

			Increase to
	Year Ended December 31,		to Income
	2021	2020	$	%
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$347.4	$(1,859.8)	$2,207.2	118.7%
Income (loss) from discontinued operations, net of income taxes	24.0	(14.0)	38.0	271.4%
Net income (loss)	371.4	(1,873.8)	2,245.2	119.8%
Less: Net income (loss) attributable to noncontrolling interests	11.3	(3.5)	14.8	422.9%
Net income (loss) attributable to common stockholders	$360.1	$(1,870.3)	$2,230.4	119.3%
Income (Loss) from Discontinued Operations, Net of Income Taxes. The increase in results from discontinued operations, net of income taxes during the year ended December 31, 2021 compared to the prior year period was primarily due to the gain of $24.6 million recognized on the sale of the Wilkie Creek Mine as discussed in Note 19. “Other Events” and increases to the discount rates for black lung liabilities.
Net Income (Loss) Attributable to Noncontrolling Interests. The increase in net results attributable to noncontrolling interests during the year ended December 31, 2021 compared to the prior year period was primarily due to higher results of Peabody’s majority-owned mines in which there is an outside non-controlling interest.
Diluted EPS
The following table presents diluted EPS:

			Increase to
	Year Ended December 31,		EPS
	2021	2020	$	%
Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$3.00	$(18.99)	$21.99	115.8%
Income (loss) from discontinued operations	0.22	(0.15)	0.37	246.7%
Net income (loss) attributable to common stockholders	$3.22	$(19.14)	$22.36	116.8%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 112.0 million and 97.7 million for the years ended December 31, 2021 and 2020, respectively.

Peabody Energy Corporation	2021 Form 10-K	66

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

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$347.4	$(1,859.8)
Depreciation, depletion and amortization	308.7	346.0
Asset retirement obligation expenses	44.7	45.7
Restructuring charges	8.3	37.9
Transaction costs related to joint ventures	—	23.1
Asset impairment	—	1,487.4
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(33.8)	30.9
Interest expense	183.4	139.8
Net gain on early debt extinguishment	(33.2)	—
Interest income	(6.5)	(9.4)
Net mark-to-market adjustment on actuarially determined liabilities	(43.4)	(5.1)
Unrealized losses on derivative contracts related to forecasted sales	115.1	29.6
Unrealized losses (gains) on foreign currency option contracts	7.5	(7.1)
Take-or-pay contract-based intangible recognition	(4.3)	(8.2)
Income tax provision	22.8	8.0
Adjusted EBITDA	$916.7	$258.8
Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Operating costs and expenses	$2,553.1	$2,524.9
Unrealized (losses) gains on foreign currency option contracts	(7.5)	7.1
Take-or-pay contract-based intangible recognition	4.3	8.2
Net periodic benefit credit, excluding service cost	(38.3)	(1.8)
Total Reporting Segment Costs	$2,511.6	$2,538.4
The following table presents Reporting Segment Costs by reporting segment:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Seaborne Thermal Mining	$580.9	$548.6
Seaborne Metallurgical Mining	549.5	616.7
Powder River Basin Mining	836.3	796.3
Other U.S. Thermal Mining	524.9	538.9
Corporate and Other	20.0	37.9
Total Reporting Segment Costs	$2,511.6	$2,538.4

Peabody Energy Corporation	2021 Form 10-K	67

The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Year Ended December 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	17.3	5.5	88.4	16.9

Revenues	$934.0	$727.7	$971.2	$689.1
Reporting Segment Costs	580.9	549.5	836.3	524.9
Adjusted EBITDA	$353.1	$178.2	$134.9	$164.2

Revenues per Ton	$54.09	$131.83	$10.99	$40.75
Costs per Ton	33.64	99.55	9.46	31.04
Adjusted EBITDA Margin per Ton	$20.45	$32.28	$1.53	$9.71

	Year Ended December 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	19.0	5.6	87.2	18.3

Revenues	$711.8	$486.5	$991.1	$707.3
Reporting Segment Costs	548.6	616.7	796.3	538.9
Adjusted EBITDA	$163.2	$(130.2)	$194.8	$168.4

Revenues per Ton	$37.46	$86.33	$11.37	$38.73
Costs per Ton	28.87	109.44	9.14	29.51
Adjusted EBITDA Margin per Ton	$8.59	$(23.11)	$2.23	$9.22

Free Cash Flow is defined as net cash provided by (used in) operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$420.0	$(9.7)
Net cash used in investing activities	(131.5)	(206.7)
Free Cash Flow	$288.5	$(216.4)
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves, resources and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral and margining requirements, and selling and administrative expenses. Recently, the Company has also used cash for early debt retirements, and historically it has also used cash for dividends and share repurchases.

Peabody Energy Corporation	2021 Form 10-K	68

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
Liquidity
As of December 31, 2021, the Company’s cash balances totaled $954.3 million, including approximately $542 million held by Australian subsidiaries, approximately $368 million held by U.S. subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. The subsidiaries that conduct the operations of the Wilpinjong Mine held cash of approximately $207 million at December 31, 2021. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia.
The Company’s available liquidity increased from $728.7 million as of December 31, 2020 to $995.9 million as of December 31, 2021. Available liquidity was comprised of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Cash and cash equivalents	$954.3	$709.2
Credit facility availability	15.3	0.2
Accounts receivable securitization program availability	26.3	19.3
Total liquidity	$995.9	$728.7
Indebtedness
The Company’s total funded indebtedness (Indebtedness) as of December 31, 2021 and 2020 is presented in the table below.

	December 31,
Debt Instrument (defined below, as applicable)	2021	2020
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$23.1	$459.0
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	62.6	—
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	193.9	—
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	206.0	—
6.375% Senior Secured Notes due March 2025 (2025 Notes)	334.9	500.0
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	322.8	388.2
Revolving credit facility	—	216.0
Finance lease obligations	29.3	27.3
Less: Debt issuance costs	(34.8)	(42.7)
	1,137.8	1,547.8
Less: Current portion of long-term debt	59.6	44.9
Long-term debt	$1,078.2	$1,502.9
The Company’s Indebtedness will require estimated principal and interest payments, assuming interest rates in effect at December 31, 2021, of approximately $110 million in 2022, $85 million in 2023, $545 million in 2024, $660 million in 2025, and $10 million thereafter.

Peabody Energy Corporation	2021 Form 10-K	69

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
Surety Agreement
In November 2020, the Company entered into a surety transaction support agreement (Surety Agreement) with the providers of its surety bond portfolio (Participating Sureties) to resolve previous collateral demands made by the Participating Sureties. In accordance with the Surety Agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit.
Upon completion of the Refinancing Transactions, as defined below, other provisions of the Surety Agreement became effective. In particular, the Company granted second liens on $200.0 million of certain mining equipment and will post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the Participating Sureties, plus other amounts in accordance with the Surety Agreement. Further, the Participating Sureties have agreed to a standstill through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025), during which time, the Participating Sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves or cancel any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties.
Under the Surety Agreement, additional collateral postings are required if the Company generates more than $100.0 million of free cash flow in any twelve-month period. As calculated in accordance with the agreement, the Company posted an additional $13 million of collateral in January 2022 in the form of letters of credit.
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
Exchange Offer
On the Settlement Date, the Company settled an exchange offer (Exchange Offer) pursuant to which $398.7 million aggregate principal amount of its 6.000% Senior Secured Notes due March 2022 (2022 Notes) were validly tendered, accepted by the Company and exchanged for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 10.000% Senior Secured Notes due 2024 issued by the Co-Issuers (2024 Co-Issuer Notes), (b) $195.1 million aggregate principal amount of new 8.500% Senior Secured Notes due 2024 issued by Peabody (Peabody Notes), and (c) a cash payment of approximately $9.4 million. Concurrently with the exchange, the requisite number of holders of the 2022 Notes consented to amend the notes’ underlying indenture to render them unsecured and not subject to substantially all of the restrictive covenants. The holders of $60.3 million of the 2022 Notes did not participate in the exchange offer. In connection with the exchange requirements, the Company purchased $22.4 million of the 2024 Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest, during the first quarter of 2021.

Peabody Energy Corporation	2021 Form 10-K	70

The 2024 Co-Issuer Notes and Co-Issuer Term Loans are subject to mandatory prepayment offers at the end of each six-month period whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes Indenture) generated by the Wilpinjong Mine during each such period may be applied to the principal of the 2024 Co-Issuer Notes and the Co-Issuer Term Loans on a pro rata basis, provided that the liquidity attributable to the Co-Issuers would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a total offer to prepay $105.6 million of principal was made on a pro rata basis in February 2022, including $51.2 million of the Co-Issuer Notes and $54.4 million of the Co-Issuer Term Loan. The offer for the Co-Issuer Notes expires March 14, 2022. The Company expects to prepay $17.2 million of principal under the now-expired Co-Issuer Term Loan offer, which is reflected within the current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2021. There was no prepayment offer made with respect to the six-month period ended June 30, 2021.
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
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement and the first lien net leverage ratio covenant was eliminated. The Company LC Agreement requires that the Company’s restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers, its subsidiaries and other unrestricted subsidiaries is excluded from the calculation. Liquidity calculated in this manner amounted to $771.9 million at December 31, 2021.
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
The Company’s debt agreements impose various restrictions and limits on certain categories of payments that the Company may make, such as those for dividends, investments, and stock repurchases. The Company is also subject to customary affirmative and negative covenants. The Company was compliant with all covenants under its debt agreements including the minimum liquidity covenant under the Company LC Agreement at December 31, 2021.
Subsequent Financing Transactions
Subsequent to the Refinancing Transactions, the Company completed a series of financing transactions intended to improve its capital structure.
During 2021, the Company announced an at-the-market equity offering program pursuant to which, as amended, the Company could offer and sell up to 32.5 million shares of its common stock. Through December 31, 2021, the Company sold approximately 24.8 million shares for net cash proceeds of $269.8 million.

Peabody Energy Corporation	2021 Form 10-K	71

Through December 31, 2021, the Company retired $91.4 million of 2024 Peabody Notes, $117.8 million of 2025 Notes and $61.7 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $232.4 million. During the year ended December 31, 2021, the Company recorded net gains on early debt extinguishment of $28.8 million related to these retirements.
Through December 31, 2021, the Company also completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes in which the Company issued an aggregate 10.0 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes.
As a result of the Company’s open market purchases of its debt during the three months ended December 31, 2021, on January 14, 2022, the Company announced a Mandatory Repurchase Offer of up to $38.6 million of 2024 Peabody Notes, at 94.940% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offers expire on March 4, 2022, unless extended by the Company.
Considering the Refinancing Transactions and the subsequent financing transactions described above, the Company expects to incur approximately $157 million of interest expense, including approximately $17 million of non-cash interest expense, during the year ended December 31, 2022. Approximately $80 million of the total cash interest expense expected to be incurred in 2022 is related to the Company’s Indebtedness, and the remainder relates primarily to its surety bonding and securitization programs.
Refer to Note 11. “Long-term Debt” of the accompanying consolidated financial statements for additional information related to the subsequent financing transactions described above.
Accounts Receivable Securitization Program
As described in Note 22. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in January 2022 to extend its maturity to January 2025 and reduce the available funding capacity from $250.0 million to $175.0 million, which better aligns with the current average borrowing base. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At December 31, 2021, the Company had no outstanding borrowings and $143.9 million of letters of credit issued under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the Securitization Program at December 31, 2021.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit in support of reclamation bonding. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a deposit rate of 0.25% per annum on the amount of cash collateral posted in support of letters of credit, with the rate subject to increases over time. The agreement has an initial expiration date of December 31, 2025.
Capital Expenditures
For 2022, the Company is targeting total capital expenditures of approximately $190 million, which includes approximately $80 million of major project and growth capital expenditures.
Other Requirements
The Company will incur significant future cash outflows for certain liabilities related to its prior mining activities and former employees. Such cash flows pertain to postretirement benefit plans, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and end-of-mine closure costs and exploration obligations and are estimated to amount to approximately $205 million in 2022, $155 million in 2023, $150 million in 2024, $145 million in 2025, $135 million in 2026, and $1,640 million thereafter.
The Company has various short- and long-term take-or-pay arrangements in Australia and the U.S. associated with rail and port commitments for the delivery of coal, including amounts relating to export facilities. The estimated future cash flows associated with such arrangements are approximately $85 million in 2022, $90 million in 2023, $95 million in 2024, $90 million in 2025, $85 million in 2026, and $710 million thereafter.

Peabody Energy Corporation	2021 Form 10-K	72

The Company’s operating lease commitments, excluding potential contingent rental amounts, will require cash payments of approximately $19 million in 2022, $17 million in 2023, and $13 million thereafter.
Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the years ended December 31, 2021 and 2020, as reported in the accompanying consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$420.0	$(9.7)
Net cash used in investing activities	(131.5)	(206.7)
Net cash (used in) provided by financing activities	(43.4)	193.4
Net change in cash, cash equivalents and restricted cash	245.1	(23.0)
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2
Cash, cash equivalents and restricted cash at end of period	$954.3	$709.2

Net cash provided by (used in) operating activities	$420.0	$(9.7)
Net cash used in investing activities	(131.5)	(206.7)
Free Cash Flow	$288.5	$(216.4)
Operating Activities. The net increase in net cash provided by (used in) operating activities for the year ended December 31, 2021 compared to the prior year was driven by a year-over-year increase in cash from the Company’s mining operations ($526.6 million) partially offset by increased cash utilized to satisfy the margin requirements associated with derivative financial instruments ($96.9 million).
Investing Activities. The decrease in net cash used in investing activities for the year ended December 31, 2021 compared to the prior year was compared to the same period in the prior year was driven by cash receipts from the Company’s equity method investee, Middlemount ($44.7 million), and lower advances to related parties ($22.7 million).
Financing Activities. The decrease in net cash provided by financing activities for the year ended December 31, 2021 compared to the prior year was driven by $375.0 million of revolving loan and securitization borrowings in the prior year, higher repayments of debt principal ($115.9 million) and payments for deferred financing costs ($15.5 million) in the current year, partially offset by $269.8 million proceeds from the issuance of common stock in the current year.
Financial Assurances
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying consolidated balance sheets. At December 31, 2021, such instruments included $1,463.7 million of surety bonds and $452.6 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its consolidated balance sheets.

Peabody Energy Corporation	2021 Form 10-K	73

As of December 31, 2021, the Company was party to financial instruments with off-balance sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,294.7	$42.1	$79.9	$30.9	$16.1	$1,463.7
Letters of credit outstanding under letter of credit facility	205.8	90.9	7.1	5.0	—	308.8
Letters of credit outstanding under accounts receivable securitization program	117.2	18.9	7.7	—	—	143.8
	1,617.7	151.9	94.7	35.9	16.1	1,916.3
Less: Letters of credit in support of surety bonds (4)	(315.9)	(29.9)	—	(1.2)	—	(347.0)
Less: Cash collateral in support of surety bonds (4)	(15.0)	—	—	—	—	(15.0)
Obligations supported, net	$1,286.8	$122.0	$94.7	$34.7	$16.1	$1,554.3
(1)    Obligations include pension and health care plans, workers’ compensation, and property and casualty insurance.
(2)    Obligations pertain to customer and vendor contracts.
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration.
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers. The Company has also posted $8.8 million in incremental collateral directly with the beneficiary that is not supported by a surety bond.
Financial assurances associated with new reclamation bonding requirements, surety bonds or other obligations may require additional collateral in the form of cash or letters of credit causing a decline in the Company’s liquidity.
As described in Note 22. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to the accompanying consolidated financial statements, the Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. Self-bonding in the U.S. has become increasingly restricted in recent years, leading to the Company’s increased usage of surety bonds and similar third-party instruments. This change in practice has had an unfavorable impact on its liquidity due to increased collateral requirements and surety and related fees.
At December 31, 2021, the Company had total asset retirement obligations of $719.8 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 22. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to the accompanying consolidated financial statements for a discussion of the Company’s accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk.
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

Peabody Energy Corporation	2021 Form 10-K	74

Impairment of Long-Lived Assets. The Company evaluates its long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends and a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. The Company generally does not view short-term declines in thermal and metallurgical coal prices as a triggering event for conducting impairment tests because of historic price volatility. However, the Company generally views a sustained trend of depressed coal pricing (for example, over periods exceeding one year) as an indicator of potential impairment. Because of the volatile and cyclical nature of coal prices and demand, it is reasonably possible that coal prices may decrease and/or fail to improve in the near term, which, absent sufficient mitigation such as an offsetting reduction in the Company’s operating costs, may result in the need for future adjustments to the carrying value of its long-lived mining assets and mining-related investments.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For its active mining operations, the Company generally groups such assets at the mine level, or the mining complex level for mines that share infrastructure, with the exception of impairment evaluations triggered by mine closures. In those cases involving mine closures, the related assets are evaluated at the individual asset level for remaining economic life based on transferability to ongoing operating sites or for expected salvage. For its development and exploration properties and portfolio of surface land and coal reserve and resource holdings, the Company considers several factors to determine whether to evaluate those assets individually or on a grouped basis for purposes of impairment testing. Such factors include geographic proximity to one another, the expectation of shared infrastructure upon development based on future mining plans and whether it would be most advantageous to bundle such assets in the event of a sale to a third party.
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows in the LOM plan expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. As quoted market prices are unavailable for the Company’s individual mining operations, fair value is determined through the use of an expected present value technique based on the income approach, except for non-strategic coal reserves and resources, surface lands and undeveloped coal properties excluded from its long-range mine planning. In those cases, a market approach is utilized based on the most comparable market multiples available. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived mining assets are derived from those developed in connection with its planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes. The most critical assumptions underlying its projections and fair value estimates include those surrounding future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, foreign currency exchange rates and a risk-adjusted, cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy), in addition to market multiples for non-strategic coal reserves and resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning (which generally constitute Level 2 inputs under the fair value hierarchy).
There were no impairment charges of long-lived assets recorded for the year ended December 31, 2021. Impairment charges of $1,487.4 million of long-lived assets were recorded for the year ended December 31, 2020. The assumptions used are based on the Company’s best knowledge at the time it prepare its analysis but can vary significantly due to the volatile and cyclical nature of coal prices and demand, regulatory issues, unforeseen mining conditions, commodity prices and cost of labor. Additionally, the decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing and the increased use of renewable energy sources, was a significant consideration in the Company’s analysis. These factors may cause the Company to be unable to recover all or a portion of the carrying value of its long-lived assets.
The Company has identified certain assets with an aggregate carrying value of approximately $0.5 billion at December 31, 2021 in its Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of December 31, 2021 and determined that no further impairment charges were necessary as of that date.
See Note 3. “Asset Impairment” to the accompanying consolidated financial statements for additional information regarding impairment charges.

Peabody Energy Corporation	2021 Form 10-K	75

Income Taxes. Peabody accounts for income taxes in accordance with accounting guidance which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. In its evaluation of the need for a valuation allowance, Peabody takes into account various factors, including the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. As of December 31, 2021, the Company had valuation allowances for income taxes totaling $2,120.8 million. If actual results differ from the assumptions made in the annual evaluation of its valuation allowance, Peabody may record a change in valuation allowance through income tax expense in the period such determination is made.
Peabody’s liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. Peabody recognizes the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position must be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021, the Company had net unrecognized tax benefits of $11.0 million included in recorded liabilities in the consolidated balance sheet. Peabody believes that its judgments and estimates are reasonable; however, to the extent it prevails in matters for which liabilities have been established, or are required to pay amounts in excess of its recorded liabilities, the Company’s effective tax rate in a given period could be materially affected.
See Note 9. “Income Taxes” to the accompanying consolidated financial statements for additional information regarding valuation allowances and unrecognized tax benefits.
Postretirement Benefit and Pension Liabilities. Peabody has long-term liabilities for its employees’ postretirement benefit costs and defined benefit pension plans. Its pension obligations are funded in accordance with the provisions of applicable laws and the Company’s policies. Liabilities for postretirement benefit costs are funded at its discretion. For the year ended December 31, 2021 Peabody recorded a total benefit related to postretirement benefit costs and pension of $38.2 million, while employer contributions were $26.8 million. An actuarial gain of $41.8 million was recorded for the year ended December 31, 2021.
Each of these liabilities is actuarially determined and Peabody uses various actuarial assumptions, including the discount rate, future cost trends, mortality tables, demographic assumptions and expected asset returns to estimate the costs and obligations for these items. Peabody’s discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service its liabilities. The Company makes assumptions related to future trends for medical care costs in the estimates of postretirement benefit costs. Its medical trend assumption is developed by annually examining the historical trend of cost per claim data. In deciding which mortality tables to use, the Company periodically reviews its population’s actual mortality experience and evaluates results against its current assumptions as well as consider recent mortality tables published by the Society of Actuaries Retirement Plans Experience Committee in order to select mortality tables for use in its year end valuations. In addition, the Company makes assumptions related to rates of return on plan assets. If its assumptions do not materialize as expected, actual cash expenditures and costs that Peabody incurs could differ materially from its current estimates. Moreover, regulatory changes could affect Peabody’s obligation to satisfy these or additional obligations.

Peabody Energy Corporation	2021 Form 10-K	76

For the Company’s postretirement benefit obligation, assumed discount rates and health care cost trend rates have a significant effect on the expense and liability amounts reported for its health care plans. Below the Company has provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

	For Year Ended December 31, 2021
	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(Dollars in millions)
Health care cost trend rate:
Effect on total net periodic postretirement benefit cost	$1.0	$(0.9)
Effect on total postretirement benefit obligation	$16.6	$(14.3)

	For Year Ended December 31, 2021
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic postretirement benefit cost	$1.4	$(1.5)
Effect on total postretirement benefit obligation	$(9.6)	$10.8

Expected return on assets:
Effect on total net periodic postretirement benefit cost	$(0.1)	$0.1
For the Company’s pension obligation, assumed discount rates and expected returns on assets have a significant effect on the expense and funded status amounts reported for its defined benefit pension plans. Below the Company has provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

	For Year Ended December 31, 2021
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic pension cost	$2.7	$(3.0)
Effect on defined benefit pension plans’ projected benefit obligation	$(34.4)	$37.4

Expected return on assets:
Effect on total net periodic pension cost	$(4.1)	$4.1
As a result of discretionary contributions made in recent years, its defined benefit pension plans have become nearly fully funded. As a result of the funding level, the asset allocation mix reflected Peabody’s target asset mix of 100% fixed income investments and the pensions plans’ assets provide a significant hedge to the funded status against interest rate movements. If the discount rate moves, Peabody’s actual results would be different than those shown above as substantially all of the change in the discount rate should be offset by changes to the expected return on plan assets.
See Note 14. “Postretirement Health Care and Life Insurance Benefits” and Note 15. “Pension and Savings Plans” to the accompanying consolidated financial statements for additional information regarding postretirement benefit and pension plans.

Peabody Energy Corporation	2021 Form 10-K	77

Asset Retirement Obligations. The Company’s asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. If the Company’s assumptions do not materialize as expected, actual cash expenditures and costs that it incurs could be materially different than currently estimated. Moreover, regulatory changes could increase its obligation to perform reclamation and mine closing activities. Amortization associated with the Company’s asset retirement obligation assets of $27.1 million for the year ended December 31, 2021 was included in “Depreciation, depletion and amortization” in the Company’s consolidated statements of operations. Asset retirement obligation expense, consisting of both accretion expense and expense related to reclamation activities at the Company’s active locations, for the year ended December 31, 2021 was $44.7 million and payments totaled $39.3 million. See Note 13. “Asset Retirement Obligations” to the accompanying consolidated financial statements for additional information regarding the Company’s asset retirement obligations.
Contingent liabilities. From time to time, Peabody is subject to legal and environmental matters related to its continuing and discontinued operations and certain historical, non-coal producing operations. In connection with such matters, the Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses.
A determination of the amount of reserves required for these matters is made after considerable analysis of each individual issue. Peabody accrues for legal and environmental matters within “Operating costs and expenses” when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Peabody provides disclosure surrounding loss contingencies when it believes that it is at least reasonably possible that a material loss may be incurred or an exposure to loss in excess of amounts already accrued may exist. Adjustments to contingent liabilities are made when additional information becomes available that affects the amount of estimated loss, which information may include changes in facts and circumstances, changes in interpretations of law in the relevant courts, the results of new or updated environmental remediation cost studies and the ongoing consideration of trends in environmental remediation costs.
Accrued contingent liabilities exclude claims against third parties and are not discounted. The current portion of these accruals is included in “Accounts payables and accrued expenses” and the long-term portion is included in “Other noncurrent liabilities” in the Company’s consolidated balance sheets. In general, legal fees related to environmental remediation and litigation are charged to expense. The Company includes the interest component of any litigation-related penalties within “Interest expense” in its consolidated statements of operations. See Note 23. “Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion of the Company’s contingent liabilities.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
The potential for changes in the market value of the Company’s coal and freight-related trading, crude oil, diesel fuel and foreign currency contract portfolios, as applicable, is referred to as “market risk.” Market risk related to its coal trading and freight-related contract portfolio, which includes bilaterally-settled and over-the-counter (OTC) exchange-settled trading, in addition to, from time to time, the brokered trading of coal, is evaluated using a value at risk (VaR) analysis. VaR analysis is not used to evaluate the Company’s non-trading diesel fuel or foreign currency hedging portfolios, as applicable, or coal trading activities it employs in support of coal production (as discussed below). The Company attempts to manage market price risks through diversification, controlling position sizes and executing hedging strategies. Due to a lack of quoted market prices and the long-term, illiquid nature of the positions, the Company has not quantified market price risk related to its non-trading, long-term coal supply agreement portfolio.

Peabody Energy Corporation	2021 Form 10-K	78

Coal Trading Activities and Related Commodity Price Risk
Coal Price Risk Monitored Using VaR. Peabody engages in direct and brokered trading of physical coal and freight-related commodities in OTC markets. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. Peabody actively measures, monitors, manages and hedges market price risk due to current and anticipated trading activities to remain within risk limits prescribed by management. For example, it has policies in place that limit the amount of market price risk, as measured by VaR, that the Company may assume at any point in time from its trading and brokerage activities.
Peabody generally accounts for its coal trading activities using the fair value method, which requires it to reflect contracts with third parties that meet the definition of a derivative at market value in its consolidated financial statements, with the exception of contracts for which it has elected to apply the normal purchases and normal sales exception. Peabody’s trading portfolio included futures, forwards and options as of December 31, 2021. The use of VaR allows the Company to quantify in dollars, on a daily basis, a measure of price risk inherent in its trading portfolio. VaR represents the expected loss in portfolio value due to adverse market price movements over a defined time horizon (liquidation period) within a specified confidence level. Peabody’s VaR model is based on a variance/co-variance approach, which captures its potential loss exposure related to future, forward, swap and option positions. Peabody’s VaR model assumes a 15-day holding period at the time of VaR measurement and produces an output corresponding with a 95% one-tailed confidence interval, which means that there is a one in 20 statistical chance that its portfolio could lose more than the VaR estimates during the assumed liquidation period. Peabody’s volatility calculation incorporates an exponentially weighted moving average algorithm based on price movements during the previous 60 market days, which makes its volatility more representative of recent market conditions while still reflecting an awareness of historical price movements. VaR does not estimate the maximum potential loss expected in the 5% of the time that changes in the portfolio value during the assumed liquidation period is expected to exceed measured VaR. The Company uses stress testing and scenario analysis to help provide visibility in such cases, as discussed further below.
VaR analysis allows the Company to aggregate market price risk across products in the portfolio, compare market price risk on a consistent basis and identify the drivers of risk and changes thereto over time. Peabody uses historical data to estimate price volatility as an input to VaR. Given its reliance on historical data, the Company believes VaR is reasonably effective in characterizing market price risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. Nonetheless, an inherent limitation of VaR is that past changes in market price risk factors may not produce accurate predictions of future market price risk. Due to that limitation, combined with the subjectivity in the choice of the liquidation period and reliance on historical data to calibrate its models, the Company performs stress and scenario analyses as needed to estimate the impacts of market price changes on the value of the portfolio. Additionally, back-testing is regularly performed to monitor the effectiveness of its VaR measure. The results of these analyses are used to supplement the VaR methodology and identify additional market price-related risks.
During the year ended December 31, 2021, the actual low, high and average VaR associated with the Company’s trading and brokerage function was $0.8 million, $18.4 million and $6.8 million, respectively.
Other Risk Exposures. Peabody also uses its coal trading and brokerage platform to support various coal production-related activities. These transactions may involve coal to be produced from its mines, coal sourcing arrangements with third-party mining companies, joint venture positions with producers or offtake agreements with producers. While the support activities (such as the forward sale of coal to be produced and/or purchased) may ultimately involve instruments sensitive to market price risk, the sourcing of coal in these arrangements does not involve market risk sensitive instruments and does not encompass the commodity price risks that the Company monitors through VaR analysis, as discussed above.
Future Realization. As of December 31, 2021, the total estimated future realization of the value of the Company’s trading portfolio is expected to occur over 2022 and 2023.
Peabody also monitors other types of risk associated with its coal trading activities, including credit, market liquidity and counterparty nonperformance.

Peabody Energy Corporation	2021 Form 10-K	79

Credit and Nonperformance Risk
The fair values of Peabody’s derivative instruments utilized for corporate hedging and coal trading activities reflect adjustments for credit risk, as necessary. The Company’s exposure is substantially with electric utilities, energy marketers, steel producers and nonfinancial trading houses. Its policy is to independently evaluate each counterparty’s creditworthiness prior to entering into transactions and to regularly monitor exposures. Peabody manages its counterparty risk from its hedging activities related to foreign currency and fuel exposures, as applicable, through established credit standards, diversification of counterparties, utilization of investment grade commercial banks, adherence to established tenor limits based on counterparty creditworthiness and continual monitoring of that creditworthiness. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), Peabody has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for Peabody’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, Peabody seeks to enter into netting agreements with counterparties that permit it to offset asset and liability positions with such counterparties and, to the extent required, Peabody will post or receive margin amounts associated with exchange-cleared and certain OTC positions. Peabody also continually monitors counterparty and contract nonperformance risk, if present, on a case-by-case basis.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements. As of December 31, 2021, the Company had currency options outstanding with an aggregate notional amount of $535.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the first nine months of 2022. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $140 to $150 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at December 31, 2021, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $90 million for the next twelve months.
Coal Price Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. Sales under such agreements comprised approximately 84%, 89% and 88% of its worldwide sales (by volume) for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had approximately 104 million tons of U.S. thermal coal priced and committed for 2022. This includes approximately 86 million tons of PRB coal and 18 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating 2022 thermal coal sales volumes from its Seaborne Thermal Mining segment of 17.0 million to 18.5 million tons comprised of thermal export volume of 9.5 million to 10.5 million tons and domestic volume of 7.5 million to 8.0 million tons. Peabody is estimating full year 2022 metallurgical coal sales from its Seaborne Metallurgical Mining segment of 6.5 million to 7.5 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing.
Diesel Fuel Price Risk
Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of December 31, 2021, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
The Company expects to consume 95 to 105 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $23 million based on its expected usage.

Peabody Energy Corporation	2021 Form 10-K	80

Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. From time to time, Peabody manages its debt to achieve a certain ratio of fixed-rate debt and variable-rate debt as a percent of net debt through the use of various hedging instruments. As of December 31, 2021, Peabody had approximately $849.9 million of fixed-rate borrowings and $323.3 million of variable-rate borrowings outstanding and had no interest rate swaps in place. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $3 million on its variable-rate borrowings. With respect to its fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $20 million in the estimated fair value of these borrowings.
Item 8.     Financial Statements and Supplementary Data.
See Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this report for the information required by this Item 8, which information is incorporated by reference herein.
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Peabody’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, Peabody’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021 were effective to provide reasonable assurance that the desired control objectives were achieved.
Changes in Internal Control Over Financial Reporting
Peabody periodically reviews its internal control over financial reporting as part of its efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, Peabody routinely reviews its system of internal control over financial reporting to identify potential changes to its processes and systems that may improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new systems; consolidating the activities of acquired business units; migrating certain processes to its shared services organizations and/or managed third parties; formalizing and refining policies, procedures and control documentation requirements; improving segregation of duties and adding monitoring controls. In addition, when Peabody acquires new businesses, it incorporate its controls and procedures into the acquired business as part of its integration activities.
There have been no changes in Peabody’s internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for maintaining and establishing adequate internal control over financial reporting. An evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of the end of the period covered by this report was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. This evaluation is performed to determine if the Company’s internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Peabody Energy Corporation	2021 Form 10-K	81

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2021.
Peabody’s Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited Peabody’s internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ James C. Grech	/s/ Mark A. Spurbeck
James C. Grech President and Chief Executive Officer	Mark A. Spurbeck Executive Vice President and Chief Financial Officer
February 18, 2022

Peabody Energy Corporation	2021 Form 10-K	82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Peabody Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peabody Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Peabody Energy Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young, LLP

St. Louis, Missouri

February 18, 2022

Peabody Energy Corporation	2021 Form 10-K	83

Item 9B.     Other Information.
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K is included under the caption Proposal 1 - “Election of Directors” in Peabody’s 2022 Proxy Statement and in Part I, Item 1. “Business” of this report under the caption “Information About Our Executive Officers.” The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Stock Ownership,” “Additional Information Concerning the Board of Directors - Corporate Governance - Code of Business Conduct and Ethics” and “Additional Information Concerning the Board of Directors - Committee Overview - Audit Committee” in Peabody’s 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Additional Information Concerning the Board of Directors - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Risk Assessment in Compensation Programs,” “Executive Compensation Tables” and “Pay Ratio Disclosure” in Peabody’s 2022 Proxy Statement and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K is included under the caption “Stock Ownership - Security Ownership of Directors and Management and Certain Beneficial Owners” in Peabody’s 2022 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
As required by Item 201(d) of Regulation S-K, the following table provides information regarding Peabody’s equity compensation plans as of December 31, 2021:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	872,839	(1)	$—	(2)	7,045,005
Equity compensation plans not approved by security holders	—		—		—
Total	872,839		$—		7,045,005
(1)Shares issuable pursuant to outstanding performance units and vested but not issued deferred stock units. Performance units are shown at target and could change based on actual metrics achieved.
(2)The weighted-average exercise price shown in the table does not take into account outstanding deferred stock units or performance awards.
Refer to Note 17. “Share-Based Compensation” to the accompanying consolidated financial statements for additional information regarding the material features of Peabody’s current equity compensation plans.

Peabody Energy Corporation	2021 Form 10-K	84

Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by Items 404 and 407(a) of Regulation S-K is included under the captions “Review of Related Person Transactions” and “Additional Information Concerning the Board of Directors - Board Independence” in Peabody’s 2022 Proxy Statement and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
The information required by Item 9(e) of Schedule 14A is included under the caption “Audit Fees” in Peabody’s 2022 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of the Report
(1) Financial Statements.
The following consolidated financial statements of Peabody Energy Corporation and the report thereon of the independent registered public accounting firm are included herein on the pages indicated:
(2) Financial Statement Schedules.
The following financial statement schedule of Peabody Energy Corporation is at the page indicated:

Page
Valuation and Qualifying Accounts	F-64
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

Peabody Energy Corporation	2021 Form 10-K	85

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

10.1	Federal Coal Lease WYW0321779: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.2	Federal Coal Lease WYW119554: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.3	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.4	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.5	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).

Peabody Energy Corporation	2021 Form 10-K	86

10.6	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-59073, filed September 8, 1998).
10.7	Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.8	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.9	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.10	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.11	Federal Coal Lease Readjustment WYW78633: Caballo (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
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

Peabody Energy Corporation	2021 Form 10-K	87

10.28*
Form of Addendum to Participation Agreement executed by Glenn L. Kellow and Charles F. Meintjes (2020) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.29*
Employment Transition Agreement, dated March 18, 2021, between Peabody Energy Corporation and Glenn L. Kellow (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 18, 2021).

10.30*
Contract of Employment, dated October 22, 2020, between Peabody Energy Australia Coal Pty Ltd and Darren R. Yeates (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2020).

10.31*
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

10.41
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.128 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.42
Settlement Agreement dated as of March 13, 2017 by and among the Registrant, certain subsidiaries of the Registrant, and the United Mine Workers of America 1974 Pension Plan and Trust (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017).

10.43
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

Peabody Energy Corporation	2021 Form 10-K	88

10.44
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

10.45
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

10.46
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

10.47
Credit Agreement dated as of April 3, 2017, among the Registrant, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.48
Amendment No. 1 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of September 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 18, 2017).

10.49
Amendment No. 2 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of November 17, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 20, 2017).

10.50
Amendment No. 3 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 19, 2017).

10.51
Amendment No. 4 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of April 11, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 11, 2018).

10.52
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

10.53
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

10.54
Amendment No. 7 to Credit Agreement by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto, and JPMorgan Chase Bank, N.A., as successor administrative agent, dated as of September 17, 2019 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.55
Amendment No. 8 to Credit Agreement by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of January 29, 2021 (as successor to Goldman Sachs Bank USA in its capacity as administrative agent) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.56
Credit Agreement, dated as of January 29, 2021, among the Co-Issuers, as borrowers, Peabody Energy Corporation, as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.57
Credit Agreement, dated as of January 29, 2021, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.58*	Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed April 3, 2017).

Peabody Energy Corporation	2021 Form 10-K	89

10.59
Registration Rights Agreement, dated as of April 3. 2017, among the Registrant and the stockholders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed, April 3, 2017).

10.60	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.61*
Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.62*
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.63*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.64*
Form of Performance Share Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan. (Incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.65	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.66*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.67*
Form of Restricted Stock Unit Agreement (ELT Level 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.75 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.68*
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

10.70*
Form of Restricted Stock Unit Agreement (Director Level and Above 2020 Off-Cycle Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.71*
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

10.73*
Form of 2021 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 5, 2021).

10.74*
Form of Amendment No. 1 to 2021 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 5, 2021).

10.75* †	Form of 2022 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees).
10.76* †	Form of 2022 Performance-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees).
10.77* †	Form of 2022 Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees).
10.78* †	Form of 2022 Global Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees).
10.79* †	Offer of Restricted Stock Units to Australian Resident Grantees under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees).
10.80* †	Form of 2022 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees).

Peabody Energy Corporation	2021 Form 10-K	90

10.81* †	Form of 2022 Performance-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees).
10.82
Agreement, dated as of February 4, 2020, by and among Peabody Energy Corporation, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 5, 2020).

10.83
Management Services Agreement, dated as of August 4, 2020, by and between Peabody Investments Corp. and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.84
Management Services Agreement, dated as August 4, 2020, by and between Peabody Energy Australia Pty Ltd and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.85
Transaction Support Agreement, dated as of November 6, 2020, between Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation and the Participating Sureties (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.86
Transaction Support Agreement, dated as of December 24, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 28, 2020).

10.87
Amended and Restated Transaction Support Agreement, dated as of December 31, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 4, 2021).

10.88
First Amendment to Amended and Restated Transaction Support Agreement, dated as of January 29, 2021, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.89†	Agreement for Irrevocable Standby Letters of Credit, dated as of February 17, 2022, between Peabody and Goldman Sachs Bank USA.
21†	List of Subsidiaries.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2†	Consents of Qualified Persons for Technical Report Summary for the North Antelope Rochelle Mine.
23.3†	Consents of Qualified Persons for Technical Report Summary for the Shoal Creek Mine.
23.4†	Consents of Qualified Persons for Technical Report Summary for the Wilpinjong Mine.
23.5†	Consents of Qualified Persons for Technical Report Summary for the Coppabella Moorvale Joint Venture.
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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.
32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer.
95†	Mine Safety Disclosure required by Item 104 of Regulation S-K.
96.1†	Technical Report Summary for the North Antelope Rochelle Mine, effective as of December 31, 2021.
96.2†	Technical Report Summary for the Shoal Creek Mine, effective as of December 31, 2021.
96.3†	Technical Report Summary for the Wilpinjong Mine, effective as of December 31, 2021.
96.4†	Technical Report Summary for the Coppabella Moorvale Joint Venture, effective as of December 31, 2021.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Peabody Energy Corporation	2021 Form 10-K	91

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

†	Filed herewith.
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
Item 16.Form 10-K Summary.
None.

Peabody Energy Corporation	2021 Form 10-K	92

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ JAMES C. GRECH
James C. Grech President and Chief Executive Officer
Date: February 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. GRECH	President and Chief Executive Officer, Director (principal executive officer)	February 18, 2022
James C. Grech

/s/ MARK A. SPURBECK	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 18, 2022
Mark A. Spurbeck

/s/ SAMANTHA ALGAZE	Director	February 17, 2022
Samantha Algaze

/s/ ANDREA BERTONE	Director	February 17, 2022
Andrea Bertone

/s/ BILL CHAMPION	Director	February 17, 2022
Bill Champion

/s/ NICHOLAS CHIREKOS	Director	February 17, 2022
Nicholas Chirekos

/s/ STEPHEN GORMAN	Director	February 17, 2022
Stephen Gorman

/s/ JOE LAYMON	Director	February 17, 2022
Joe Laymon

/s/ ROBERT MALONE	Chairman	February 17, 2022
Robert Malone

/s/ DAVID MILLER	Director	February 17, 2022
David Miller

/s/ MICHAEL SUTHERLIN	Director	February 17, 2022
Michael Sutherlin

Peabody Energy Corporation	2021 Form 10-K	93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Peabody Energy Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Peabody Energy Corporation	2021 Form 10-K	F-1

Asset Retirement Obligation Liability
Description of the Matter
At December 31, 2021, the Company’s asset retirement obligation (ARO) liabilities totaled $719.8 million. As discussed in Note 1 and Note 13 of the consolidated financial statements, the Company estimates its ARO liabilities in the U.S. and Australia for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. The Company records an ARO asset associated with the discounted liability for final reclamation and mine closure and are recognized in the period in which the liability is incurred. As changes in estimates occur, the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

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

/s/  Ernst & Young, LLP

We have served as the Company’s auditor since 1991.

St. Louis, Missouri

February 18, 2022

Peabody Energy Corporation	2021 Form 10-K	F-2

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions, except per share data)
Revenues	$3,318.3	$2,881.1	$4,623.4
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	2,553.1	2,524.9	3,536.6
Depreciation, depletion and amortization	308.7	346.0	601.0
Asset retirement obligation expenses	44.7	45.7	58.4
Selling and administrative expenses	84.9	99.5	145.0
Restructuring charges	8.3	37.9	24.3
Transaction costs related to joint ventures	—	23.1	21.6
Other operating (income) loss:
Net gain on disposals	(31.5)	(15.2)	(2.1)
Gain on formation of United Wambo Joint Venture	—	—	(48.1)
Asset impairment	—	1,487.4	270.2
Provision for North Goonyella equipment loss	—	—	83.2
North Goonyella insurance recovery	—	—	(125.0)
(Income) loss from equity affiliates	(82.1)	60.1	(3.4)
Operating profit (loss)	432.2	(1,728.3)	61.7
Interest expense	183.4	139.8	144.0
Net (gain) loss on early debt extinguishment	(33.2)	—	0.2
Interest income	(6.5)	(9.4)	(27.0)
Net periodic benefit (credit) costs, excluding service cost	(38.3)	(1.8)	19.4
Net mark-to-market adjustment on actuarially determined liabilities	(43.4)	(5.1)	67.4
Income (loss) from continuing operations before income taxes	370.2	(1,851.8)	(142.3)
Income tax provision	22.8	8.0	46.0
Income (loss) from continuing operations, net of income taxes	347.4	(1,859.8)	(188.3)
Income (loss) from discontinued operations, net of income taxes	24.0	(14.0)	3.2
Net income (loss)	371.4	(1,873.8)	(185.1)
Less: Net income (loss) attributable to noncontrolling interests	11.3	(3.5)	26.2
Net income (loss) attributable to common stockholders	$360.1	$(1,870.3)	$(211.3)

Income (loss) from continuing operations:
Basic income (loss) per share	$3.03	$(18.99)	$(2.07)
Diluted income (loss) per share	$3.00	$(18.99)	$(2.07)
Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$3.24	$(19.14)	$(2.04)
Diluted income (loss) per share	$3.22	$(19.14)	$(2.04)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2021 Form 10-K	F-3

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income (loss)	$371.4	$(1,873.8)	$(185.1)
Postretirement plans (net of $0.0 tax provisions in each period)	93.1	168.1	(8.7)
Foreign currency translation adjustment	(1.0)	6.1	0.2
Other comprehensive income (loss), net of income taxes	92.1	174.2	(8.5)
Comprehensive income (loss)	463.5	(1,699.6)	(193.6)
Less: Net income (loss) attributable to noncontrolling interests	11.3	(3.5)	26.2
Comprehensive income (loss) attributable to common stockholders	$452.2	$(1,696.1)	$(219.8)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2021 Form 10-K	F-4

PEABODY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$954.3	$709.2
Accounts receivable, net of allowance for credit losses of $0.0 at December 31, 2021 and 2020	350.5	244.8
Inventories	226.7	261.6
Other current assets	270.2	204.7
Total current assets	1,801.7	1,420.3
Property, plant, equipment and mine development, net	2,950.6	3,051.1
Operating lease right-of-use assets	35.5	49.9
Investments and other assets	162.0	140.9
Deferred income taxes	—	4.9
Total assets	$4,949.8	$4,667.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$59.6	$44.9
Accounts payable and accrued expenses	872.1	745.7
Total current liabilities	931.7	790.6
Long-term debt, less current portion	1,078.2	1,502.9
Deferred income taxes	27.3	35.0
Asset retirement obligations	654.8	650.5
Accrued postretirement benefit costs	212.1	413.2
Operating lease liabilities, less current portion	27.2	42.1
Other noncurrent liabilities	197.7	251.5
Total liabilities	3,129.0	3,685.8
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of December 31, 2021 or December 31, 2020	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of December 31, 2021 or December 31, 2020	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 176.3 shares issued and 133.3 shares outstanding as of December 31, 2021 and 140.5 shares issued and 97.8 shares outstanding as of December 31, 2020	1.8	1.4
Additional paid-in capital	3,745.6	3,364.6
Treasury stock, at cost — 43.0 and 42.7 common shares as of December 31, 2021 and December 31, 2020	(1,370.3)	(1,368.9)
Accumulated deficit	(913.2)	(1,273.3)
Accumulated other comprehensive income	297.9	205.8
Peabody Energy Corporation stockholders’ equity	1,761.8	929.6
Noncontrolling interests	59.0	51.7
Total stockholders’ equity	1,820.8	981.3
Total liabilities and stockholders’ equity	$4,949.8	$4,667.1
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2021 Form 10-K	F-5

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$371.4	$(1,873.8)	$(185.1)
(Income) loss from discontinued operations, net of income taxes	(24.0)	14.0	(3.2)
Income (loss) from continuing operations, net of income taxes	347.4	(1,859.8)	(188.3)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	308.7	346.0	601.0
Noncash interest expense, net	21.3	16.2	16.0
Deferred income taxes	(7.5)	27.8	39.4
Noncash share-based compensation	10.0	13.5	38.3
Asset impairment	—	1,487.4	270.2
Net gain on disposals	(31.5)	(15.2)	(2.1)
Net (gain) loss on early debt extinguishment	(33.2)	—	0.2
(Income) loss from equity affiliates	(82.1)	60.1	(3.4)
Provision for North Goonyella equipment loss	—	—	83.2
Gain on formation of United Wambo Joint Venture	—	—	(48.1)
Foreign currency option contracts	5.8	(13.0)	5.2
Changes in current assets and liabilities:
Accounts receivable	(105.6)	84.6	82.9
Inventories	35.0	69.9	(53.3)
Other current assets	(57.6)	21.0	(35.6)
Accounts payable and accrued expenses	128.1	(192.4)	(118.2)
Collateral arrangements	(6.3)	(15.0)	—
Asset retirement obligations	6.8	22.5	6.6
Workers’ compensation obligations	(2.0)	1.8	5.0
Postretirement benefit obligations	(108.2)	(12.1)	36.8
Pension obligations	11.6	(28.4)	(32.5)
Other, net	—	0.1	2.1
Net cash provided by continuing operations	440.7	15.0	705.4
Net cash used in discontinued operations	(20.7)	(24.7)	(28.0)
Net cash provided by (used in) operating activities	420.0	(9.7)	677.4
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2021 Form 10-K	F-6

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(183.1)	(191.4)	(285.4)
Changes in accrued expenses related to capital expenditures	7.4	(6.1)	0.1
Insurance proceeds attributable to North Goonyella equipment losses	—	—	23.2
Proceeds from disposal of assets, net of receivables	17.8	27.1	30.0
Amount attributable to acquisition of Shoal Creek Mine	—	—	(2.4)
Contributions to joint ventures	(485.6)	(343.0)	(419.1)
Distributions from joint ventures	470.8	330.3	408.8
Advances to related parties	(0.5)	(23.2)	(27.3)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	44.7	—	14.7
Investment in equity securities	—	—	(3.0)
Other, net	(3.0)	(0.4)	(0.9)
Net cash used in investing activities	(131.5)	(206.7)	(261.3)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	375.0	—
Repayments of long-term debt	(285.3)	(169.5)	(71.1)
Payment of debt issuance and other deferred financing costs	(22.5)	(7.0)	(6.4)
Proceeds from common stock issuances, net of costs	269.8	—	—
Common stock repurchases	—	—	(329.9)
Repurchase of employee common stock relinquished for tax withholding	(1.4)	(1.6)	(12.3)
Dividends paid	—	—	(258.1)
Distributions to noncontrolling interests	(4.0)	(3.5)	(23.5)
Net cash (used in) provided by financing activities	(43.4)	193.4	(701.3)
Net change in cash, cash equivalents and restricted cash	245.1	(23.0)	(285.2)
Cash, cash equivalents and restricted cash at beginning of period	709.2	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$954.3	$709.2	$732.2
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2021 Form 10-K	F-7

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2018	$1.4	$3,304.7	$(1,025.1)	$1,074.5	$40.1	$56.0	$3,451.6
Net (loss) income	—	—	—	(211.3)	—	26.2	(185.1)
Dividends declared ($2.410 per share)	—	8.1	—	(266.2)	—	—	(258.1)
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	(8.7)	—	(8.7)
Foreign currency translation adjustment	—	—	—	—	0.2	—	0.2
Share-based compensation for equity-classified awards	—	38.3	—	—	—	—	38.3
Common stock repurchases	—	—	(329.9)	—	—	—	(329.9)
Repurchase of employee common stock relinquished for tax withholding	—	—	(12.3)	—	—	—	(12.3)
Distributions to noncontrolling interests	—	—	—	—	—	(23.5)	(23.5)
December 31, 2019	$1.4	$3,351.1	$(1,367.3)	$597.0	$31.6	$58.7	$2,672.5
Net loss	—	—	—	(1,870.3)	—	(3.5)	(1,873.8)
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	168.1	—	168.1
Foreign currency translation adjustment	—	—	—	—	6.1	—	6.1
Share-based compensation for equity-classified awards	—	13.5	—	—	—	—	13.5
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.6)	—	—	—	(1.6)
Distributions to noncontrolling interests	—	—	—	—	—	(3.5)	(3.5)
December 31, 2020	$1.4	$3,364.6	$(1,368.9)	$(1,273.3)	$205.8	$51.7	$981.3
Net income	—	—	—	360.1	—	11.3	371.4
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	93.1	—	93.1
Foreign currency translation adjustment	—	—	—	—	(1.0)	—	(1.0)
Share-based compensation for equity-classified awards	—	10.0	—	—	—	—	10.0
Common stock issued in exchange for debt retirement	0.1	101.8	—	—	—	—	101.9
Common stock issuances, net of cost	0.3	269.2	—	—	—	—	269.5
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.4)	—	—	—	(1.4)
Distributions to noncontrolling interests	—	—	—	—	—	(4.0)	(4.0)
December 31, 2021	$1.8	$3,745.6	$(1,370.3)	$(913.2)	$297.9	$59.0	$1,820.8
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2021 Form 10-K	F-8

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
Description of Business
The Company is engaged in the mining of thermal coal for sale primarily to electric utilities and metallurgical coal for sale to industrial customers. The Company’s mining operations are located in the United States (U.S.) and Australia, including an equity-affiliate mining operation in Australia. The Company also markets and brokers coal from other coal producers and trades coal and freight-related contracts. The Company’s other commercial activities include managing its coal reserves and resources and real estate holdings and supporting the development of clean coal technologies.
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
Leases. In November 2021, ASU 2021-09 was issued, which allows lessees to make an accounting policy election by class of underlying asset, rather than on an entity-wide basis, to use a risk-free rate as the discount rate when measuring and classifying leases. The Company is required to apply the amendments for fiscal years beginning after December 15, 2021 and for interim periods with fiscal years beginning after December 15, 2022. The Company does not expect the guidance to have a material impact on its consolidated financial statements or disclosures.
Government Assistance. In November 2021, ASU 2021-10 was issued, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early application permitted. The Company does not plan to early adopt the guidance in ASU 2021-10 and the Company does not expect the guidance to have a material impact on its disclosures.

Peabody Energy Corporation	2021 Form 10-K	F-9

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
The Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of the thermal and metallurgical coal sold within Australia. Generally, revenues from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. A majority of these sales are executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and the Company’s typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a bi-annual, quarterly, spot or index basis. The portion of sales volume under contracts with a duration of less than one year has increased in recent years. In the case of periodically negotiated pricing, the Company may deliver coal under provisional pricing until a final agreed-upon price is determined. Variable consideration resulting from provisional pricing arrangements is recognized based on the Company’s best estimate of the amount expected to be received at the time control is transferred to the customer.
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

Peabody Energy Corporation	2021 Form 10-K	F-10

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

Peabody Energy Corporation	2021 Form 10-K	F-11

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
Coal reserves and resources are recorded at cost, or at fair value in the case of nonmonetary exchanges of reserves and resources or business acquisitions.
Depletion of coal reserves and resources and amortization of advance royalties are computed using the units-of-production method utilizing expected recoverable tons (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized over the estimated lives of the mines using the straight-line method. Depreciation of plant and equipment is computed using the straight-line method over the shorter of the asset’s estimated useful life or the life of the mine. The estimated useful lives by category of assets are as follows:

Years
Building and improvements	up to 29
Machinery and equipment	1 - 15
Leasehold improvements	Shorter of Useful Life or Remaining Life of Lease
The Company leases coal reserves under agreements that require royalties to be paid as the coal is mined. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $263.0 million, $214.7 million and $388.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Peabody Energy Corporation	2021 Form 10-K	F-12

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
For the remaining investments, the Company will adjust the carrying value of its investments to fair value based on observable market transactions. The Company also monitors such investments for indicators of impairment should no observable market transactions exist. Refer to Note 3. “Asset Impairment” for details regarding an impairment loss of $9.0 million recorded during the year ended December 31, 2019 related to an investment in an equity security. No such impairment losses were recorded during the years ended December 31, 2021 or 2020.
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

Peabody Energy Corporation	2021 Form 10-K	F-13

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
Postretirement Health Care and Life Insurance Benefits
The Company accounts for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the accumulated postretirement benefit obligations of its postretirement benefit plans. The Company accounts for changes in its postretirement benefit obligations as a settlement when an irrevocable action has been effected that relieves the Company of its actuarially-determined liability to individual plan participants and removes substantial risk surrounding the nature, amount and timing of the obligation’s funding and the assets used to effect the settlement. The Company records amounts attributable to actuarial valuation changes currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods. See Note 14. “Postretirement Health Care and Life Insurance Benefits” for information related to postretirement benefits.
Pension Plans
The Company sponsors non-contributory defined benefit pension plans accounted for by accruing the cost to provide the benefits over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the funded status of the defined benefit pension plans. The Company records amounts attributable to actuarial valuation changes currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods. See Note 15. “Pension and Savings Plans” for information related to pension plans.

Peabody Energy Corporation	2021 Form 10-K	F-14

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
Included as a component of “Restructuring charges” in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were aggregate restructuring charges of $8.3 million, $37.9 million and $24.3 million, respectively, primarily associated with voluntary and involuntary workforce reductions. As of December 31, 2021, a $0.9 million accrual for restructuring charges remained in “Accounts payable and accrued expenses,” which is expected to be paid in the first quarter of 2022.
Derivatives
The Company recognizes at fair value all contracts meeting the definition of a derivative as assets or liabilities in the consolidated balance sheets, with the exception of certain sales contracts for which the Company has elected to apply a normal purchases and normal sales exception.
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

Peabody Energy Corporation	2021 Form 10-K	F-15

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For its active mining operations, the Company generally groups such assets at the mine level, or the mining complex level for mines that share infrastructure, with the exception of impairment evaluations triggered by mine closures. In those cases involving mine closures, the related assets are evaluated at the individual asset level for remaining economic life based on transferability to ongoing operating sites or for expected salvage. For its development and exploration properties and portfolio of surface land and coal reserve and resource holdings, the Company considers several factors to determine whether to evaluate those assets individually or on a grouped basis for purposes of impairment testing. Such factors include geographic proximity to one another, the expectation of shared infrastructure upon development based on future mining plans and whether it would be most advantageous to bundle such assets in the event of sale to a third party.
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. As quoted market prices are unavailable for the Company’s individual mining operations, fair value is determined through the use of an expected present value technique based on the income approach, except for non-strategic coal reserves, resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning. In those cases, a market approach is utilized based on the most comparable market multiples available. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived mining assets are derived from those developed in connection with the Company’s planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes. The most critical assumptions underlying the Company’s projections and fair value estimates include those surrounding future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, foreign currency exchange rates and a risk-adjusted, cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy), in addition to market multiples for non-strategic coal reserves, resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning (which generally constitute Level 2 inputs under the fair value hierarchy).
Refer to Note 3. “Asset Impairment” for details regarding impairment charges related to long-lived assets of $1,487.4 million and $261.2 million recognized during the years ended December 31, 2020 and 2019, respectively. There were no impairment charges related to long-lived assets during the year ended December 31, 2021.
Fair Value
For assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Foreign Currency
Functional currency is determined by the primary economic environment in which an entity operates, which for the Company’s foreign operations is generally the U.S. dollar because sales prices in international coal markets and the Company’s sources of financing those operations are denominated in that currency. Accordingly, substantially all of the Company’s consolidated foreign subsidiaries utilize the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement related to tax balances are included as a component of “Income tax provision,” while all other remeasurement gains and losses are included in “Operating costs and expenses” in the consolidated statements of operations. The total impact of foreign currency remeasurement on the consolidated statements of operations was a net loss of $3.1 million, $4.0 million, and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively,

Peabody Energy Corporation	2021 Form 10-K	F-16

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company owns a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. Middlemount utilizes the Australian dollar as its functional currency. Accordingly, the assets and liabilities of that equity investee are translated to U.S. dollars at the year-end exchange rate and income and expense accounts are translated at the average rate in effect during the year. The Company’s pro-rata share of the translation gains and losses of the equity investee are recorded as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. Australian dollar denominated stockholder loans to the Middlemount Mine, which are long term in nature, are considered part of the Company’s net investment in that operation. Accordingly, foreign currency gains or losses on those loans are recorded as a component of foreign currency translation adjustment. The Company recorded foreign currency translation gains of $6.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and a loss of $1.0 million for the year ended December 31, 2021.
Share-Based Compensation
The Company accounts for share-based compensation at the grant date fair value of awards and recognizes the related expense over the service period of the awards. See Note 17. “Share-Based Compensation” for information related to share-based compensation.
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

Peabody Energy Corporation	2021 Form 10-K	F-17

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

	Year Ended December 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$173.5	$—	$970.7	$669.9	$—	$1,814.1
Export	759.0	—	—	10.0	—	769.0
Total thermal	932.5	—	970.7	679.9	—	2,583.1
Metallurgical coal
Export	—	719.8	—	—	—	719.8
Total metallurgical	—	719.8	—	—	—	719.8
Other (2)	1.5	7.9	0.5	9.2	(3.7)	15.4
Revenues	$934.0	$727.7	$971.2	$689.1	$(3.7)	$3,318.3

	Year Ended December 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$145.5	$—	$993.9	$675.2	$—	$1,814.6
Export	564.8	—	—	—	—	564.8
Total thermal	710.3	—	993.9	675.2	—	2,379.4
Metallurgical coal
Export	—	484.3	—	—	—	484.3
Total metallurgical	—	484.3	—	—	—	484.3
Other (2)	1.5	2.2	(2.8)	32.1	(15.6)	17.4
Revenues	$711.8	$486.5	$991.1	$707.3	$(15.6)	$2,881.1

Peabody Energy Corporation	2021 Form 10-K	F-18

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$147.9	$—	$1,208.9	$1,274.2	$—	$2,631.0
Export	822.4	—	—	11.3	—	833.7
Total thermal	970.3	—	1,208.9	1,285.5	—	3,464.7
Metallurgical coal
Export	—	1,030.0	—	—	—	1,030.0
Total metallurgical	—	1,030.0	—	—	—	1,030.0
Other (2)	1.4	3.1	19.8	23.9	80.5	128.7
Revenues	$971.7	$1,033.1	$1,228.7	$1,309.4	$80.5	$4,623.4
(1)    Corporate and Other revenue includes net losses of $113.7 million and $34.5 million and a net gain of $50.6 million related to unrealized mark-to-market adjustments on derivatives related to forecasted sales and other financial trading activity during the years ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 7. “Derivatives and Fair Value Measurements” for additional information. Also included in Corporate and Other revenue are revenues with customers of $139.5 million, $(28.9) million and $(17.6) million during the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Other includes revenues from arrangements such as customer contract-related payments associated with volume shortfalls, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals.
The Company recorded revenue related to delivered coal to customers of approximately $3,442 million, $2,835 million and $4,477 million during the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts exclude unrealized and realized gains and losses on derivative contracts related to forecasted sales and certain other revenues unrelated to delivered coal.
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to December 31, 2021 of approximately $5.3 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at December 31, 2021. Approximately 46% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Trade receivables, net	$307.0	$180.9
Miscellaneous receivables, net	43.5	63.9
Accounts receivable, net	$350.5	$244.8
None of the above receivables included allowances for credit losses at December 31, 2021 or 2020. No charges for credit losses were recognized during the years ended December 31, 2021 and 2020. Included in “Operating costs and expenses” in the consolidated statements of operations were reductions of previously recorded credit losses of $4.4 million for the year ended December 31, 2019.
(3)    Asset Impairment
The Company recognized no asset impairment charges during the year ended December 31, 2021.

Peabody Energy Corporation	2021 Form 10-K	F-19

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2020, the Company recognized impairment charges of $1,418.1 million related to its North Antelope Rochelle Mine of the Powder River Basin Mining segment. Of this amount, $1,393.7 million related to the property, plant, equipment and mine development assets; $19.9 million related to operating lease right-of-use assets; and $4.5 million related to contract-based intangible assets. The outlook for the North Antelope Rochelle Mine was negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing and the increased use of renewable energy sources. These factors led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs and a risk-adjusted cost of capital. During the year ended December 31, 2020, the Company also recognized impairment charges of $69.3 million related to certain unassigned coal reserves and resources in the Midwest due to their low probability of development.
During the year ended December 31, 2019, the Company recognized impairment charges of $192.0 million related to the El Segundo/Lee Ranch and Wildcat Hills Underground Mines of the Other U.S. Thermal Mining segment based upon the expectation of reduced sales volumes and uncertainty over remaining economic mine lives. The related impairment charges were based upon the remaining probability-weighted discounted cash flows of those mines. The Company also recognized impairment charges of $69.2 million related to certain unassigned coal reserves and resources in the Midwest and Colorado due to their low probability of development and $9.0 million related to the fair value of an investment in equity securities during the year ended December 31, 2019.
In addition to the impairment charges described above, the Company also recorded provisions related to its North Goonyella Mine during the year ended December 31, 2019, as further described in Note 19. “Other Events.”
The Company has identified certain assets with an aggregate carrying value of approximately $0.5 billion at December 31, 2021 in its Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of December 31, 2021 and determined that no further impairment charges were necessary as of that date.
(4)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In the third quarter of 2021, the Company executed the sale of the closed Wilkie Creek Mine, which reduced its closed mine reclamation liabilities and associated costs. Refer to Note 19. “Other Events” for additional information associated with the Company’s sale of the Wilkie Creek Mine.
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income (loss) from discontinued operations, net of income taxes	$24.0	$(14.0)	$3.2
There were no significant revenues from discontinued operations during the years ended December 31, 2021, 2020 and 2019.

Peabody Energy Corporation	2021 Form 10-K	F-20

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s consolidated balance sheets were as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$45.0	$62.3
Other noncurrent liabilities	59.0	91.4
Total liabilities classified as discontinued operations	$104.0	$153.7
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company was $87.2 million and $90.1 million at December 31, 2021 and 2020, respectively. In connection with the actuarial valuation, the Company recorded mark-to-market adjustments of $2.1 million to decrease the liability during the year ended December 31, 2021, $4.2 million to increase the liability during the year ended December 31, 2020 and $18.3 million to decrease the liability during the year ended December 31, 2019. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.

Peabody Energy Corporation	2021 Form 10-K	F-21

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)    Inventories
Inventories as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Materials and supplies	$102.1	$102.6
Raw coal	54.6	70.5
Saleable coal	70.0	88.5
Inventories	$226.7	$261.6
Materials and supplies inventories presented above have been shown net of reserves of $9.0 million and $10.4 million as of December 31, 2021 and 2020, respectively.
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
The table below summarizes the book value of those investments and related financing receivables, which are reported in “Investments and other assets” in the consolidated balance sheets, and the related “(Income) loss from equity affiliates”:

	Book Value at		(Income) Loss from Equity Affiliates
	December 31,		Year Ended December 31,
	2021	2020	2021	2020	2019
	(Dollars in millions)
Equity method investment and financing receivables related to Middlemount	$62.2	$24.6	$(82.1)	$60.1	$(9.0)
Other equity method investments	—	—	—	—	5.6
Total equity method investments and financing receivables related to Middlemount	$62.2	$24.6	$(82.1)	$60.1	$(3.4)
The Company received cash payments from Middlemount of $43.5 million and $14.7 million during the years ended December 31, 2021 and 2019, respectively. No payments were received from Middlemount during the year ended December 31, 2020.
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2023. At December 31, 2021, the revolving loan limit was $50 million Australian dollars, and Middlemount had not drawn upon the Revolving Loans. The value of the portion of the Revolving Loans due to the Company’s Australian subsidiary, which is included in the total investment balance, was $46.2 million as of December 31, 2020, with the decrease during the year ended December 31, 2021 primarily attributable to payments made by Middlemount.
As of both December 31, 2021 and 2020, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.

Peabody Energy Corporation	2021 Form 10-K	F-22

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2019, Middlemount received notification that the Australian Taxation Office would no longer pursue an uncertain tax position related to an earlier income tax audit. The related tax reserve was released, resulting in approximately $17 million of income. During the year ended December 31, 2020, the Company established a valuation allowance on Middlemount’s net deferred tax position of approximately $33 million primarily based upon recent cumulative losses. During the year ended December 31, 2021, the Company determined that the valuation allowance was no longer necessary based on recent cumulative earnings and expectation of future earnings. The determination resulted in approximately $33 million of income related to the release of the previously established valuation allowance.
During the year ended December 31, 2021, Middlemount entered into an insurance claim settlement agreement attributable to a business interruption and property damage claim from 2019, which resulted in $12.5 million of income for the Company (on a 50% basis).
During the years ended December 31, 2021, 2020 and 2019, respectively, Middlemount generated revenues of approximately $265 million, $123 million and $160 million (on a 50% basis).
Middlemount had current assets, noncurrent assets, current liabilities and noncurrent liabilities of $83.1 million, $269.9 million, $254.9 million and $79.5 million, respectively, as of December 31, 2021 and $31.0 million, $301.8 million, $273.8 million and $83.5 million, respectively, as of December 31, 2020 (on a 50% basis).
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
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of December 31, 2021.
Foreign Currency Option Contracts
As of December 31, 2021, the Company had currency options outstanding with an aggregate notional amount of $535.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending September 30, 2022. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.76 to $0.80 over the nine-month period ending September 30, 2022.
Derivative Contracts Related to Forecasted Sales
As of December 31, 2021, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 2.5 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 2.1 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 1.4 million tonnes will settle in 2022 and 0.7 million tonnes will settle in 2023 at expected average pricing of approximately $84 per tonne (Newcastle index). The remaining 0.4 million tonnes aggregate notional volume related to other coal financial contracts will settle in 2022. Additionally, the Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.

Peabody Energy Corporation	2021 Form 10-K	F-23

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2021, the Company recorded an unrealized mark-to-market loss of $115.1 million on these coal derivative contracts, which includes approximately $86 million of unrealized mark-to-market losses on financial derivatives and approximately $29 million on physical forward sales contracts. During the year ended December 31, 2020, the Company recorded an unrealized mark-to-market loss of $29.6 million, which included approximately $28 million of unrealized mark-to-market losses on financial derivatives and approximately $1 million on physical forward sales contracts. During the year ended December 31, 2019, the Company recorded an unrealized mark-to-market gain of $42.2 million, which included approximately $42 million of unrealized mark-to-market gains on financial derivatives.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of December 31, 2021.
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

	December 31, 2021		December 31, 2020 (1)
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$1.4	$—	$10.3	$—
Derivative contracts related to forecasted sales	59.5	(184.2)	16.7	(24.7)
Financial trading contracts	3.4	—	0.4	—
Total derivatives	64.3	(184.2)	27.4	(24.7)
Effect of counterparty netting	(59.5)	59.5	(16.2)	16.2
Variation margin (received) posted	(3.4)	95.2	(0.3)	6.8
Net derivatives and variation margin as classified in the balance sheets	$1.4	$(29.5)	$10.9	$(1.7)
(1)    Certain comparative amounts have been reclassified to conform with the 2021 presentation. The reclassifications do not impact the prior year presentation of the accompanying consolidated balance sheets.
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of December 31, 2021, the Company had posted $130.1 million aggregate margin cash, consisting of $91.8 million variation margin cash and $38.3 million initial margin. As of December 31, 2020, the Company had posted $9.5 million aggregate margin cash, consisting of $6.5 million variation margin cash and $3.0 million initial margin.
The net amount of asset derivatives, net of variation margin, is included in “Other current assets” and the net amount of liability derivatives, net of variation margin, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The amounts of initial margin are not included with the derivatives presented in the tabular disclosures above and are included in “Other current assets” in the accompanying consolidated balance sheets.

Peabody Energy Corporation	2021 Form 10-K	F-24

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings. The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives and their classification within the accompanying consolidated statements of operations.

		Year Ended December 31, 2021
		Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.7)	$1.8	$(7.5)
Derivative contracts related to forecasted sales	Revenues	(160.7)	(45.6)	(115.1)
Financial trading contracts	Revenues	6.1	4.6	1.5
Total		$(160.3)	$(39.2)	$(121.1)

		Year Ended December 31, 2020 (1)
		Total gain (loss) recognized in income	Gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$12.9	$5.8	$7.1
Derivative contracts related to forecasted sales	Revenues	4.7	34.3	(29.6)
Financial trading contracts	Revenues	(0.7)	4.2	(4.9)
Total		$16.9	$44.3	$(27.4)

		Year Ended December 31, 2019 (1)
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(3.7)	$(4.9)	$1.2
Derivative contracts related to forecasted sales	Revenues	86.6	44.4	42.2
Financial trading contracts	Revenues	(0.3)	(8.7)	8.4
Total		$82.6	$30.8	$51.8
(1)    ‘Results realized in income on derivatives’ have been revised to exclude revenues arising from coal deliveries earned by the Company’s trading and brokerage function of ($28.5) million and ($18.8) million for the years ended December 31, 2020 and 2019, respectively, to be comparable to the presentation of the 2021 amounts.
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

Peabody Energy Corporation	2021 Form 10-K	F-25

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth the hierarchy of the Company’s net (liability) asset positions for which fair value is measured on a recurring basis. As noted below, variation margin cash associated with the derivative balances is excluded from this table.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.4	$—	$1.4
Derivative contracts related to forecasted sales	—	(124.7)	—	(124.7)
Financial trading contracts	—	3.4	—	3.4
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(119.9)	$4.0	$(115.9)

	December 31, 2020 (1)
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$10.3	$—	$10.3
Derivative contracts related to forecasted sales	—	(7.9)	—	(7.9)
Financial trading contracts	—	0.4	—	0.4
Equity securities	—	—	4.0	4.0
Total net assets	$—	$2.8	$4.0	$6.8
(1)    December 31, 2020 ‘total net assets’ has been revised to exclude $6.5 million variation margin cash for comparability to 2021 presentation. Variation margin cash was $91.8 million as of December 31, 2021.
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2021 and 2020:
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

Peabody Energy Corporation	2021 Form 10-K	F-26

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

	December 31,
	2021	2020
	(Dollars in millions)
Total debt at par value	$1,173.2	$1,591.3
Less: Unamortized debt issuance costs and original issue discount	(35.4)	(43.5)
Net carrying amount	$1,137.8	$1,547.8

Estimated fair value	$1,136.5	$987.6
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
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Beginning of period	$4.0	$4.0	$10.0
Included in earnings	—	—	(9.0)
Purchases	—	—	3.0
End of period	$4.0	$4.0	$4.0
The Company had no transfers between Levels 1, 2 and 3 during any of the periods presented in the table above. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

Peabody Energy Corporation	2021 Form 10-K	F-27

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Land and coal interests	$2,494.1	$2,482.9
Buildings and improvements	550.8	481.0
Machinery and equipment	1,386.5	1,408.5
Less: Accumulated depreciation, depletion and amortization	(1,480.5)	(1,321.3)
Property, plant, equipment and mine development, net	$2,950.6	$3,051.1
Land and coal interests included coal reserves and resources with a net book value of $1.4 billion as of December 31, 2021 and $1.5 billion as of December 31, 2020. Such coal reserves and resources were comprised of mineral rights for leased coal interests and advance royalties that had a net book value of $0.8 billion as of both December 31, 2021 and 2020, and coal reserves and resources held by fee ownership of $0.6 billion and $0.7 billion at December 31, 2021 and 2020, respectively. The amount of coal reserves and resources unassigned to active mining operations, and thus not subject to current depletion, including certain exploratory properties, was $0.1 billion as of both December 31, 2021 and 2020.
(9)    Income Taxes
Income (loss) from continuing operations before income taxes for the periods presented below consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
U.S.	$(55.0)	$(1,771.5)	$(374.2)
Non-U.S.	425.2	(80.3)	231.9
Total	$370.2	$(1,851.8)	$(142.3)
Total income tax provision for the periods presented below consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Current:
U.S. federal	$(0.5)	$(23.9)	$(21.5)
Non-U.S.	30.8	2.4	28.4
State	—	1.7	(0.3)
Total current	30.3	(19.8)	6.6
Deferred:
U.S. federal	—	23.4	20.3
Non-U.S.	(7.5)	4.4	19.3
State	—	—	(0.2)
Total deferred	(7.5)	27.8	39.4
Total income tax provision	$22.8	$8.0	$46.0

Peabody Energy Corporation	2021 Form 10-K	F-28

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax provision for the periods presented below:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Expected income tax expense (benefit) at U.S. federal statutory rate	$77.7	$(388.9)	$(29.9)
Changes in valuation allowance, income tax	(101.3)	410.1	(32.0)
Changes in tax reserves	1.9	(7.7)	3.0
Excess depletion	(13.7)	(14.5)	(19.3)
Foreign earnings repatriation	—	—	76.1
Foreign earnings provision differential	17.3	16.4	45.6
Global intangible low-taxed income	67.0	—	6.1
Tax credits	(26.5)	—	—
Remeasurement of foreign income tax accounts	(1.8)	2.9	(0.1)
State income taxes, net of federal tax benefit	(1.1)	(6.8)	(13.2)
Other, net	3.3	(3.5)	9.7
Total income tax provision	$22.8	$8.0	$46.0
Certain reconciliation items included in the above table exclude the remeasurement of foreign income tax accounts as these foreign currency effects are separately presented. The Company recognizes the tax on global intangible low-taxed income (GILTI) as a period expense and recorded a provision of $67.0 million and $6.1 million for the years ended December 31, 2021 and 2019, respectively, which was fully offset by the release of valuation allowance associated with the net operating losses (NOLs) that absorbed the GILTI inclusion. The Company did not record a provision for the year ended December 31, 2020 due to tested foreign losses.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act was signed into law and contained numerous tax provisions including the acceleration of refunds of previously generated alternative minimum tax (AMT) credits. During the years ended December 31, 2021 and 2020, the Company received AMT credit refunds of $1.2 million and $46.9 million, respectively. The Company does not expect any further AMT refunds. The Taxpayer Certainty and Disaster Relief Act of 2020 and the American Rescue Plan Act were enacted on December 27, 2020 and March 1, 2021, respectively. These acts did not have a material impact on the Company’s tax provision for 2021 or 2020.

Peabody Energy Corporation	2021 Form 10-K	F-29

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets:
Tax loss carryforwards and credits	$1,267.6	$1,377.4
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	571.9	573.7
Accrued postretirement benefit obligations	48.9	93.8
Asset retirement obligations	91.4	95.5
Employee benefits	19.9	22.8
Take-or-pay obligations	9.5	11.0
Hedge activities	36.8	2.4
Interest limitation	7.9	—
Investments and other assets	81.8	88.0
Workers’ compensation obligations	7.2	7.8
Operating lease liabilities	11.3	17.5
Other	22.7	21.7
Total gross deferred tax assets	2,176.9	2,311.6
Valuation allowance, income tax	(2,120.8)	(2,287.3)
Total deferred tax assets	56.1	24.3
Deferred tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	66.4	36.2
Operating lease right-of-use assets	9.4	13.5
Investments and other assets	7.6	4.7
Total deferred tax liabilities	83.4	54.4
Net deferred tax liability	$(27.3)	$(30.1)
Deferred taxes are classified as follows:
Noncurrent deferred income tax asset	$—	$4.9
Noncurrent deferred income tax liability	(27.3)	(35.0)
Net deferred tax liability	$(27.3)	$(30.1)
As of December 31, 2021, the Company had gross Australia NOLs of $1.6 billion in Australian dollars and gross U.S. federal NOLs of $2.6 billion. The Company’s tax loss carryforwards and credits of $1.3 billion as of December 31, 2021 were comprised primarily of net Australia NOLs and capital tax loss carryforwards of $491.6 million, net federal NOLs of $534.2 million, state NOLs of $85.2 million, tax general business credits (GBCs) of $139.1 million and other foreign NOLs of $15.8 million. The foreign tax loss carryforwards have no expiration date. The federal NOLs begin to expire in 2036. The state NOLs begin to expire in 2022 and the GBCs begin to expire in 2027.
In assessing the near-term use of NOLs and tax credits and corresponding valuation allowance adjustments, the Company evaluated the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. For the year ended December 31, 2021, the Company continued to record valuation allowances of $2.1 billion against net deferred tax asset positions, comprised primarily of $1.2 billion in the U.S. and $0.9 billion in Australia. Recognition of those valuation allowances was driven by recent cumulative book losses, as determined by considering all sources of available income (including items classified as discontinued operations or recorded directly to “Accumulated other comprehensive income”), which limited the Company’s ability to look to future taxable income in assessing the realizability of the related assets.

Peabody Energy Corporation	2021 Form 10-K	F-30

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrecognized Tax Benefits
Net unrecognized tax benefits (excluding interest and penalties) were recorded as follows in the consolidated balance sheets as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(Dollars in millions)
Deferred income taxes	$9.7	$7.8
Other noncurrent liabilities	1.3	1.3
Net unrecognized tax benefits	$11.0	$9.1
Gross unrecognized tax benefits	$11.0	$9.1
The amount of the Company’s gross unrecognized tax benefits increased by $1.9 million since December 31, 2020 due primarily to additions for current positions partially offset by adjustments for effectively settled positions. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $11.0 million and $9.1 million at December 31, 2021 and 2020, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the periods presented below is as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Balance at beginning of period	$9.1	$16.5	$14.0
Additions for current year tax positions	3.0	1.9	2.2
(Reductions) additions for prior year tax positions	(1.1)	(9.3)	0.3
Balance at end of period	$11.0	$9.1	$16.5
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company recorded $0.2 million and $0.4 million of gross interest and penalties for the years ended December 31, 2021 and 2019, respectively, and reversed gross interest and penalties of $0.4 million for the year ended December 31, 2020. The Company had $5.7 million, $5.4 million and $5.8 million of accrued gross interest and penalties related to unrecognized tax benefits at December 31, 2021, 2020 and 2019, respectively.
The Company does not expect a significant change in its net unrecognized tax benefits during the next twelve months.
Tax Returns Subject to Examination
The Company’s federal income tax returns for the 2019 and 2020 tax years are subject to potential examinations by the Internal Revenue Service. The Company’s state income tax returns for the tax years 2014 and thereafter remain potentially subject to examination by various state taxing authorities due to NOL carryforwards. Australian income tax returns for tax years 2013 through 2020 continue to be subject to potential examinations by the Australian Taxation Office.
Foreign Earnings
As of December 31, 2021, the Company has unremitted earnings relating to certain wholly owned subsidiaries that are not permanently reinvested due to terms of certain debt agreements. There is no residual cash taxes on the unremitted earnings due to the existence of NOLs. The Company has an earnings deficit for remaining investments outside the U.S. and continues to be permanently reinvested with respect to its historical earnings. However, when appropriate, the Company has the ability to access foreign cash without incurring residual cash taxes due to the existence of NOLs.

Peabody Energy Corporation	2021 Form 10-K	F-31

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Payments and Refunds
The following table summarizes the Company’s income tax payments (refunds), net for the periods presented below:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
U.S. — federal	$(1.3)	$(44.6)	$(45.7)
U.S. — state and local	—	1.6	0.3
Non-U.S.	12.9	3.1	36.3
Total income tax payments (refunds), net	$11.6	$(39.9)	$(9.1)
(10)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Trade accounts payable	$201.7	$146.3
Accrued payroll and related benefits	170.5	163.9
Other accrued expenses	161.3	120.6
Accrued taxes other than income	78.8	80.4
Asset retirement obligations	65.0	77.7
Accrued royalties	51.4	25.8
Liabilities associated with discontinued operations	45.0	62.3
Liabilities from coal trading activities	29.5	1.7
Income taxes payable	20.2	2.3
Accrued insurance	17.8	15.7
Operating lease liabilities	16.4	24.5
Workers’ compensation obligations	8.5	9.0
Accrued interest	6.0	15.5
Accounts payable and accrued expenses	$872.1	$745.7

Peabody Energy Corporation	2021 Form 10-K	F-32

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11)    Long-term Debt
The Company’s total funded indebtedness (Indebtedness) as of December 31, 2021 and 2020 consisted of the following:

	December 31,
Debt Instrument (defined below, as applicable)	2021	2020
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$23.1	$459.0
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	62.6	—
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	193.9	—
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	206.0	—
6.375% Senior Secured Notes due March 2025 (2025 Notes)	334.9	500.0
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	322.8	388.2
Revolving credit facility	—	216.0
Finance lease obligations	29.3	27.3
Less: Debt issuance costs	(34.8)	(42.7)
	1,137.8	1,547.8
Less: Current portion of long-term debt	59.6	44.9
Long-term debt	$1,078.2	$1,502.9
Refinancing Transactions
On January 29, 2021 (the Settlement Date), the Company completed a series of transactions (collectively, the Refinancing Transactions) to, among other things, provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity and financial flexibility. The Refinancing Transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange and various amendments to the Company’s existing debt agreements, as summarized below. As further discussed in Note 22. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees,” upon completion of the Refinancing Transactions, the surety transaction support agreement (Surety Agreement) entered into with the Company’s surety bond providers in November 2020 became effective.
On the Settlement Date, the Company settled an exchange offer (Exchange Offer) pursuant to which $398.7 million aggregate principal amount of the Company’s 6.000% Senior Secured Notes due March 2022 (the 2022 Notes) were validly tendered, accepted by the Company and exchanged for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes) issued by certain wholly-owned subsidiaries of the Company (the Co-Issuers), (b) $195.1 million aggregate principal amount of new 8.500% Senior Secured Notes due December 2024 issued by the Company (2024 Peabody Notes) and (c) a cash payment of approximately $9.4 million. In connection with the settlement of the Exchange Offer, the Company also paid early tender premiums totaling $4.0 million in cash. The Company’s Wilpinjong Mine in Australia is owned and operated by a subsidiary of the Co-Issuers.
The Exchange Offer was accounted for as a debt modification based upon the relative similarity of the present value of the future cash flows of the instruments. As such, no gain or loss was recorded in connection with the Exchange Offer. Fees paid to third parties of $10.6 million were included in “Interest expense” in the accompanying consolidated statements of operations during the year ended December 31, 2021.
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

Peabody Energy Corporation	2021 Form 10-K	F-33

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
2024 Co-Issuer Notes
The terms of the 2024 Co-Issuer Notes are governed by an indenture, as amended and restated as of February 3, 2021, by and among the Co-Issuers, Wilmington Trust, National Association, as trustee, and, on a limited basis, the Company (2024 Co-Issuer Notes Indenture).
The 2024 Co-Issuer Notes mature on December 31, 2024 and bear interest at an annual rate of 10.000%. The Company paid aggregate debt issuance costs of $5.6 million, which are being amortized over the terms of the notes. Beginning March 31, 2021, interest is payable on March 31, June 30, September 30 and December 31 of each year. During the year ended December 31, 2021, the Company recorded interest expense of $19.6 million related to the 2024 Co-Issuer Notes.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans are subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes Indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of the 2024 Co-Issuer Notes and the Co-Issuer Term Loans on a pro rata basis, provided that the liquidity attributable to the Co-Issuers would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a total offer to prepay $105.6 million of principal was made on a pro rata basis in February 2022, including $51.2 million of the Co-Issuer Notes and $54.4 million of the Co-Issuer Term Loan. The offer for the Co-Issuer Notes expires March 14, 2022. The Company expects to prepay $17.2 million of principal under the now-expired Co-Issuer Term Loan offer, which is reflected within the current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2021. There was no prepayment offer made with respect to the six-month period ended June 30, 2021.
The 2024 Co-Issuer Notes Indenture contains customary covenants that, among other things, limit the Co-Issuers’ and their subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Co-Issuers.
The 2024 Co-Issuer Notes are not guaranteed by any of the Co-Issuers’ subsidiaries and thus are structurally subordinated to any existing or future Indebtedness or other liabilities, including trade payables, of any such subsidiaries. The 2024 Co-Issuer Notes initially are secured by liens on substantially all of the assets of the Co-Issuers, including by (i) 100% of the capital stock of PIC Acquisition Corp. owned by PIC AU Holdings LLC and (ii) all other property subject or purported to be subject, from time to time, to a lien under the Co-Issuers’ collateral trust agreement (collectively, the Wilpinjong Collateral).
The Co-Issuers may redeem some or all of the 2024 Co-Issuer Notes at the redemption prices and on the terms specified in the 2024 Co-Issuer Notes Indenture.
The 2024 Co-Issuer Notes Indenture contains certain events of default, including, in certain circumstances, (i) specified events occurring at the Wilpinjong Mine, (ii) the termination or certain modifications of the Surety Agreement, (iii) the Company’s failure to comply with any obligation under the transaction support agreement entered into prior to, and in contemplation of, the Refinancing Transactions and (iv) the termination of the management services agreements between the Company and the Co-Issuers. If the 2024 Co-Issuer Notes are accelerated or otherwise become due and payable as a result of an event of default, certain additional premium amounts may become due and payable in addition to unpaid principal and interest at the time of acceleration. In addition, the holders of the 2024 Co-Issuer Notes have the right, under certain circumstances specified in the 2024 Co-Issuer Notes Indenture, to exchange their 2024 Co-Issuer Notes for 2024 Peabody Notes.

Peabody Energy Corporation	2021 Form 10-K	F-34

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Co-Issuer Term Loans due 2024
The Co-Issuer Term Loans mature on December 31, 2024 and bear interest at a rate of 10.000% per annum. The Company paid aggregate debt issuance costs of $7.1 million, that are being amortized over its term. During the year ended December 31, 2021, the Company recorded interest expense of $20.5 million related to the Co-Issuer Term Loans.
The Co-Issuer Term Loan Agreement contains customary covenants that, among other things, limit the Co-Issuers’ and their subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Co-Issuers. The Co-Issuer Term Loan Agreement is guaranteed and secured to the same extent as the 2024 Co-Issuer Notes as described above. In addition, the Co-Issuer Term Loan Agreement contains events of default substantially similar to those described above for the 2024 Co-Issuer Notes Indenture.
The Co-Issuer Term Loans are subject to the Excess Cash Flow offer described above.
2024 Peabody Notes
The terms of the 2024 Peabody Notes are governed by an indenture, as amended and restated as of February 3, 2021, by and among Peabody, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (the 2024 Peabody Notes Indenture).
The 2024 Peabody Notes mature on December 31, 2024. The Company paid aggregate debt issuance costs of $5.7 million, which are being amortized over the terms of the notes. The 2024 Peabody Notes bear interest at an annual rate of 8.500%, consisting of 6.000% per annum in cash and an additional 2.500% per annum to be paid-in-kind through an increase of the principal amount of the outstanding 2024 Peabody Notes, which is payable on June 30 and December 31 of each year, commencing on June 30, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $12.9 million related to the 2024 Peabody Notes, which included in-kind interest of approximately $2.9 million.
As a requirement of the Exchange Offer, during the three months ended March 31, 2021, the Company purchased $22.4 million of the 2024 Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest. In connection with the purchases, the Company recognized a net gain of $3.5 million to “Net (gain) loss on early debt extinguishment” during the year ended December 31, 2021. The notes were subsequently canceled.
The 2024 Peabody Notes Indenture contains customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional Indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of its assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company.
The 2024 Peabody Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the Peabody Guarantors (as defined below) on the Peabody Collateral (as defined below). The obligations are secured on a pari passu basis by the same collateral that secures the 6.375% Senior Secured Notes due March 2025 (the 2025 Notes), the Credit Agreement and the Company LC Agreement described below.
Company LC Agreement
On the Settlement Date, the Company entered into the Company LC Agreement with the revolving lenders party to the Credit Agreement, pursuant to which the Company obtained a $324.0 million letter of credit facility under which its existing letters under the Credit Agreement were deemed to be issued. The Company paid aggregate debt issuance costs of $4.1 million. The commitments under the Company LC Agreement mature on December 31, 2024. Undrawn letters of credit under the Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee. During the year ended December 31, 2021, the Company recorded interest expense and fees of $21.9 million related to the Company LC Agreement.

Peabody Energy Corporation	2021 Form 10-K	F-35

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
The Company LC Agreement is guaranteed and secured to the same extent of the 2024 Peabody Notes as described above. In addition, the Company LC Agreement contains events of default substantially similar to those described above for the 2024 Peabody Notes.
The 2024 Peabody Notes Indenture and the Company LC Agreement allow the Company to make open market debt repurchases, subject to certain limitations, including, but not limited to: (i) the Company’s unrestricted subsidiaries’ liquidity must be greater than or equal to $200.0 million after giving effect to such repurchases and (ii) for every $4 of principal repurchased in any fiscal quarter, the Company must make an offer on a pro rata basis to purchase $1 of principal amount of debt from holders of the 2024 Peabody Notes and the priority lien obligations under the Company LC Agreement within 30 days of the end of such fiscal quarter at a price equal to the weighted average repurchase price paid over that quarter (Mandatory Repurchase Offer).
6.375% Senior Secured Notes due 2025
On February 15, 2017, the Company entered into the Existing Indenture with Wilmington Trust, National Association, as trustee, relating to its issuance of $500.0 million aggregate principal amount of the 2025 Notes. The 2025 Notes were issued on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act).
The 2025 Notes were issued at par value. The Company paid aggregate debt issuance costs of $25.1 million related to the offering, which are being amortized over the term of the 2025 Notes. Interest payments on the 2025 Notes are scheduled to occur each year on March 31 and September 30 until maturity. The Company recorded interest expense of $35.7 million, $36.7 million and $36.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to the 2025 Notes.
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
The 2025 Notes rank senior in right of payment to any subordinated Indebtedness and equally in right of payment with any senior Indebtedness to the extent of the collateral securing that Indebtedness. The 2025 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of the Company’s domestic restricted subsidiaries (the Peabody Guarantors) and secured by (a) first priority liens over (1) substantially all of the assets of the Company and the Peabody Guarantors, except for certain excluded assets, (2) 100% of the capital stock of each domestic restricted subsidiary of the Company, (3) 100% of the capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company and (4) all intercompany debt owed to the Company or any Peabody Guarantor, in each case, subject to certain exceptions (the Peabody Collateral), and (b) second priority liens over the Wilpinjong Collateral. The 2025 Notes are secured on a pari passu basis by the same collateral securing the Credit Agreement, and the other priority lien debt of the Company, including the 2024 Peabody Notes and the Company LC Agreement described above.
Credit Agreement/Senior Secured Term Loan due 2025
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

Peabody Energy Corporation	2021 Form 10-K	F-36

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2021 the Senior Secured Term Loan had a balance of $322.8 million. The Senior Secured Term Loan requires quarterly principal payments of $1.0 million and periodic interest payments through December 2024 with the remaining balance due in March 2025. The Company recorded interest expense of $12.8 million, $15.6 million and $22.2 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to the Senior Secured Term Loan, which bore interest at LIBOR plus 2.75% per annum as of December 31, 2021.
The Senior Secured Term Loan may require mandatory principal prepayments of Excess Cash Flow (as defined in the Credit Agreement) for any fiscal year based upon the Company’s Total Leverage Ratio (as defined in the Credit Agreement and calculated at December 31, net of any unrestricted cash).
In connection with the Revolver Transactions, the Company amended the Credit Agreement to make certain changes in consideration of the Company LC Agreement. After giving effect to the Revolver Transactions, there remain no revolving commitments or revolving loans under the Credit Agreement. Further, all financial covenants specific to the former revolving credit facility under the Credit Agreement were eliminated in connection with the Refinancing Transactions and were not applicable at December 31, 2021. The Company recorded interest expense and fees of $1.4 million, $15.9 million and $6.2 million, during the years ended December 31, 2021, 2020 and 2019, respectively, related to the revolving loan facility.
The Credit Agreement contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur liens, incur debt, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates and make certain restricted payments, such as cash dividends and share repurchases. Obligations under the Credit Agreement are guaranteed by the Peabody Guarantors and are secured by first priority liens on the Peabody Collateral and second priority liens on the Wilpinjong Collateral. The obligations are secured on a pari passu basis by the same collateral securing the 2025 Notes and the other priority lien debt of the Company, including the 2024 Peabody Notes and the Company LC Agreement described above.
The Company was compliant with all covenants under its debt agreements, including the minimum liquidity covenant under the Company LC Agreement, at December 31, 2021.
Subsequent Financing Transactions
Subsequent to the Refinancing Transactions, the Company completed a series of financing transactions intended to improve its capital structure.
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021, relating to the offer and sale of the shares. During the year ended December 31, 2021, the Company sold approximately 24.8 million shares for net cash proceeds of $269.8 million.
During the year ended December 31, 2021, the Company retired $91.4 million of 2024 Peabody Notes, $117.8 million of 2025 Notes and $61.7 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $232.4 million. The Company recorded a gain on early debt extinguishment of $28.8 million, net of debt issuance costs and original issue discount related to the retired debt of $9.7 million.
Also during the year ended December 31, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes in which the Company issued an aggregate 10.0 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes. Based upon the fair value of the Company’s common stock at the respective settlement dates, the Company recorded a net gain on early debt extinguishment of $0.9 million in connection with the transactions. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.

Peabody Energy Corporation	2021 Form 10-K	F-37

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the Company’s open market purchases of its debt during the three months ended December 31, 2021, on January 14, 2022, the Company announced a Mandatory Repurchase Offer of up to $38.6 million of 2024 Peabody Notes, at 94.940% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offers expire on March 4, 2022, unless extended by the Company.
Finance Lease Obligations
Refer to Note 12. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
(12)    Leases
The Company has operating and finance leases for mining and non-mining equipment, office space and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases. Refer to Note 1. “Summary of Significant Accounting Policies” for the Company’s policies regarding “Leases.”
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
The components of lease expense for the periods presented below were as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Operating lease cost:
Operating leases	$19.8	$28.8	$43.3
Short-term leases	15.5	39.1	49.7
Variable leases	2.7	4.6	19.1
Sublease income	(1.9)	(2.3)	(2.6)
Total operating lease cost	$36.1	$70.2	$109.5

Finance lease cost:
Amortization of right-of-use assets	$5.9	$3.5	$15.3
Interest on lease liabilities	2.7	0.8	1.5
Total finance lease cost	$8.6	$4.3	$16.8

Peabody Energy Corporation	2021 Form 10-K	F-38

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental balance sheet information related to leases at December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$35.5	$49.9

Accounts payable and accrued expenses	$16.4	$24.5
Operating lease liabilities, less current portion	27.2	42.1
Total operating lease liabilities	$43.6	$66.6

Finance leases:
Property, plant, equipment and mine development	$32.2	$20.4
Accumulated depreciation	(7.4)	(2.5)
Property, plant, equipment and mine development, net	$24.8	$17.9

Current portion of long-term debt	$15.3	$21.5
Long-term debt, less current portion	14.0	5.8
Total finance lease liabilities	$29.3	$27.3

Weighted average remaining lease term (years)
Operating leases	3.0
Finance leases	6.7

Weighted average discount rate
Operating leases	6.9%
Finance leases	8.5%
Supplemental cash flow information related to leases for the periods presented below was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24.3	$35.1	$51.0
Operating cash flows for finance leases	3.8	0.8	1.5
Financing cash flows for finance leases	8.2	8.9	29.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7.1	16.5	16.6
Finance leases	24.4	1.6	1.6

Peabody Energy Corporation	2021 Form 10-K	F-39

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company's leases have remaining lease terms ranging from 1 year to 20.0 years, and may include options to extend the terms, as applicable. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2022	$18.9	$11.4
2023	16.9	5.9
2024	6.0	4.9
2025	3.4	4.8
2026	3.5	2.4
2027 and thereafter	0.3	7.2
Total lease payments	49.0	36.6
Less imputed interest	(5.4)	(7.3)
Total lease liabilities	$43.6	$29.3
(13)    Asset Retirement Obligations
Reconciliations of the Company’s asset retirement obligations are as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Balance at beginning of period	$728.2	$752.3
Liabilities settled or disposed	(72.4)	(38.4)
Accretion expense	54.9	56.0
Revisions to estimates	9.1	(41.7)
Balance at end of period	$719.8	$728.2
Less: Current portion (included in “Accounts payable and accrued expenses”)	65.0	77.7
Noncurrent obligation (included in “Asset retirement obligations”)	$654.8	$650.5
Balance at end of period — active locations	$511.8	$471.8
Balance at end of period — closed or inactive locations	$208.0	$256.4
The credit-adjusted, risk-free interest rates utilized to estimate the Company’s asset retirement obligations ranged from 7.89% for life of mines 3 years or less to 10.12% for life of mines greater than 20 years for both U.S. and Australia reclamation obligations at December 31, 2021 and ranged from 9.16% for life of mines 3 years or less to 12.74% for life of mines greater than 20 years for both U.S. and Australia reclamation obligations at December 31, 2020.
As of December 31, 2021 and 2020, the Company had $1,294.7 million and $1,451.9 million, respectively, in surety bonds outstanding to secure reclamation obligations. Additionally, the Company had $323.0 million and $315.0 million, respectively, of letters of credit in support of reclamation obligations as of December 31, 2021 and 2020.
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

Peabody Energy Corporation	2021 Form 10-K	F-40

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net periodic postretirement benefit (benefit) cost included the following components:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$1.0	$3.8	$4.8
Interest cost on accumulated postretirement benefit obligation	10.5	20.2	25.1
Expected return on plan assets	(1.0)	(1.5)	(0.5)
Amortization of prior service credit	(46.4)	(17.3)	(8.7)
Net actuarial (gain) loss	(54.5)	16.5	78.3
Net periodic postretirement benefit (benefit) cost	$(90.4)	$21.7	$99.0
The actuarial gain for all benefit plans in 2021 was primarily due to the increase in the discount rate used to measure the benefit obligation, favorable impact of claims experience for the year, and updating the mortality base table and improvement scale to those published by the Society of Actuaries considering the plan’s experience for participants receiving medical benefits under the UMWA Coal Act design. The actuarial loss for all benefit plans in 2020 was primarily due to the decrease in the discount rate used to measure the benefit obligation offset by the favorable impact of claims experience for the year and updating the mortality base tables and improvement scales to those published by the Society of Actuaries for all participants except those receiving medical benefits under the UMWA Coal Act design. The actuarial loss for all benefit plans in 2019 was primarily due to the decrease in the discount rate used to measure the benefit obligation and unfavorable medical claims experience for the year.
The following includes pre-tax amounts recorded in “Accumulated other comprehensive income”:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Prior service credit arising during year	$(139.5)	$(185.4)	$—
Amortization:
Prior service credit	46.4	17.3	8.7
Total recorded in “Accumulated other comprehensive income”	$(93.1)	$(168.1)	$8.7
The Company amortizes prior service credit over an amortization period of the average remaining service period to full eligibility for participating employees at the time of the plan change or the expected lifetime of participants in the plan. Prior service credits established during 2021 and 2020 are described below. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during the year ending December 31, 2022 is $53.8 million.

Peabody Energy Corporation	2021 Form 10-K	F-41

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the plans’ funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2021	2020
	(Dollars in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$476.6	$659.9
Service cost	1.0	3.8
Interest cost	10.5	20.2
Participant contributions	0.1	2.4
Plan amendments	(139.5)	(185.4)
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(34.5)	(42.9)
Actuarial (gain) loss	(55.5)	18.6
Accumulated postretirement benefit obligation at end of period	258.7	476.6
Change in plan assets:
Fair value of plan assets at beginning of period	33.7	34.2
Actual return on plan assets	—	3.6
Employer contributions	26.8	36.4
Participant contributions	0.1	2.4
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(34.5)	(42.9)
Fair value of plan assets at end of period	26.1	33.7
Funded status at end of period	(232.6)	(442.9)
Less: Current portion (included in “Accounts payable and accrued expenses”)	20.5	29.7
Noncurrent obligation (included in “Accrued postretirement benefit costs”)	$(212.1)	$(413.2)
In October 2021, the Company announced changes to its postretirement health care benefit plan for certain represented retirees. Effective January 1, 2022, the Company will no longer provide medical coverage to certain existing retirees but will continue to offer a life insurance benefit to eligible retirees. The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $139.5 million. The reduction was attributable to the elimination of health care benefits for certain represented retirees. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income” and is being amortized to earnings based upon the estimated remaining life expectancies of certain plan participants (14.2 years was the amortization period when it was established on October 1, 2021).
In September 2020, the Company announced changes to its postretirement health care benefit plans for non-represented employees and retirees. Effective January 1, 2021, the Company no longer subsidizes medical costs for Medicare eligible individuals or provides life insurance to salaried and hourly non-union retirees. The Company provides non-Medicare eligible salaried and hourly non-union retirees and eligible dependents a health reimbursement arrangement. There were no changes to benefits for represented participants. The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $185.4 million. The reduction was attributable to the elimination of health care benefits upon covered individuals’ attainment of Medicare eligibility and the elimination of life insurance benefits for certain non-represented participants. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income.” The $174.5 million reduction for elimination of health care benefits upon attainment of Medicare eligibility for salaried and non-union hourly retirees and eligible dependents is being amortized to earnings over an average remaining service period to full eligibility for participating employees (3.9 years and 4.9 years were the remaining amortization periods at January 1, 2022 and 2021, respectively). The remaining $10.9 million for the elimination of life insurance benefits and elimination of health care benefits upon attainment of Medicare eligibility for select non-union retirees is being amortized to earnings over the average remaining life expectancy of the affected plan (9.5 years and 10.5 years were the remaining amortization periods at January 1, 2022 and 2021, respectively).
A prior service credit established in December 2018 is being amortized to earnings over an average remaining service period to full eligibility for participating employees (2.9 years and 3.9 years were the remaining amortization periods at January 1, 2022 and 2021, respectively).

Peabody Energy Corporation	2021 Form 10-K	F-42

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine the benefit obligations for the plans as of the end of each year were as follows:

	December 31,
	2021	2020
Discount rate	2.84%	2.55%
Measurement date	December 31, 2021	December 31, 2020
The weighted-average assumptions used to determine net periodic benefit (benefit) cost for the plans during each period were as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	2.55%	3.40%	4.35%
Expected long-term return on plan assets (pre-tax)	5.75%	7.00%	5.00%
Measurement date	December 31, 2020	December 31, 2019	December 31, 2018
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. The asset allocation of plan assets and long-term capital market expectations remain unchanged from December 31, 2020 therefore the Company’s expected pre-tax rate of return on plan assets will remain at 5.75% for 2022.
The accumulated postretirement benefit obligation exceeded plan assets for all plans as of December 31, 2021 and 2020. The accumulated postretirement benefit obligation for all plans was $258.7 million and $476.6 million as of December 31, 2021 and 2020, respectively.
The following presents information about the assumed health care cost trend rate:

	Year Ended December 31,
	2021	2020
Pre-Medicare:
Health care cost trend rate assumed for next year	6.00%	6.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2027	2026

Post-Medicare:
Health care cost trend rate assumed for next year	5.75%	5.75%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2027	2026
Plan Assets
The Company has established two Voluntary Employees Beneficiary Association (VEBA) trusts to pre-fund a portion of benefits for non-represented and represented retirees. Assets of the Peabody Investments Corp. Non-Represented Retiree VEBA Trust (the Non-Represented Trust) are invested in accordance with the investment policy established by the Peabody VEBA Retirement Committee after consultation with outside investment advisors and actuaries. As of December 31, 2021 and 2020, the asset allocation strategy for the Non-Represented Trust is 30% in equity and 70% in fixed income assets. The asset strategy may vary over time based on changes in the status of the Non-Represented Plan, the Company’s risk posture and other factors. In 2021 the Peabody Holding Company LLC Represented Retiree VEBA Trust (the Represented Trust) was terminated. At December 31, 2020 assets of the Represented Trust were invested in cash funds.

Peabody Energy Corporation	2021 Form 10-K	F-43

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
Cash funds. The Non-Represented and Represented Trusts invest in cash funds to manage liquidity resulting from payment of participant benefits and certain administrative fees. The investments consist of non-interest bearing cash funds and U.S. Government money market fund which are classified within the Level 1 valuation hierarchy.
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
The following tables present the fair value of assets in the Non-Represented and Represented Trusts by asset category and by fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$5.7	$—	$—	$5.7
International equity securities	2.0	—	—	2.0
Corporate bonds	—	10.1	—	10.1
U.S. government securities	3.1	3.8	—	6.9
Cash funds	1.4	—	—	1.4
Total assets at fair value	$12.2	$13.9	$—	$26.1

Peabody Energy Corporation	2021 Form 10-K	F-44

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$10.5	$—	$—	$10.5
International equity securities	2.0	—	—	2.0
Corporate bonds	—	9.6	—	9.6
U.S. government securities	1.0	4.2	—	5.2
Cash funds	6.4	—	—	6.4
Total assets at fair value	$19.9	$13.8	$—	$33.7
Contributions
Annual contributions to the Non-Represented and Represented Trusts are discretionary. During the year ended December 31, 2021, the Company made no contributions to either trust.
Estimated Future Benefit Payments
The following benefit payments (net of retiree contributions and Medicare Part D reimbursements), which reflect expected future service, as appropriate, are expected to be paid by the Company or satisfied from Non-Represented Trust assets:

Postretirement Benefits
(Dollars in millions)
2022	$28.9
2023	25.8
2024	24.3
2025	22.7
2026	20.8
Years 2027-2031	81.5
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
Effective May 31, 2008, the Peabody Plan was frozen in its entirety for both participation and benefit accrual purposes. In 2020, the Company announced a program to offer a voluntary lump-sum pension payout to eligible active salaried employees and former salaried employees in the Peabody Plan which would settle the Company’s obligation to them. The program provided participants with a limited time opportunity to elect to receive a lump-sum settlement of their pension benefit or begin to receive their benefit in the form of a monthly annuity in December 2020. As part of this voluntary lump-sum program, the Company settled $51.6 million of its pension obligations for active salaried employees and former salaried employees in the Peabody Plan with an equal amount paid from plan assets. As a result, the Company recorded a settlement gain of $2.7 million during the year ended December 31, 2020, which was reflected in “Net periodic benefit (credit) costs, excluding service cost” on the consolidated statement of operations.

Peabody Energy Corporation	2021 Form 10-K	F-45

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net periodic pension cost (benefit) included the following components:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$0.2	$0.3	$2.0
Interest cost on projected benefit obligation	20.4	28.0	33.5
Expected return on plan assets	(22.9)	(29.7)	(31.4)
Settlement	—	(2.7)	—
Net actuarial loss (gain)	12.7	(25.6)	(16.6)
Net periodic pension cost (benefit)	$10.4	$(29.7)	$(12.5)
The actuarial loss for all pension plans in 2021 was primarily due to actual returns on plan assets lower than expected returns for the year offset by the increase in the discount rate used to measure the benefit obligation. The actuarial gain for all pension plans in 2020 was primarily due to actual returns on plan assets exceeding the expected returns for the year and the favorable impact of updating the mortality base tables and improvement scales to those published by the Society of Actuaries, offset by the decline in the discount rate used to measure the benefit obligation. The actuarial gain for all pension plans in 2019 was primarily due to actual returns on plan assets exceeding the expected returns for the year, offset by the decline in the discount rate used to measure the benefit obligation.
The following summarizes the change in benefit obligation, change in plan assets and funded status of the Pension Plans:

	December 31,
	2021	2020
	(Dollars in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$816.4	$853.8
Service cost	0.2	0.3
Interest cost	20.4	28.0
Benefits paid	(55.9)	(57.5)
Actuarial (gain) loss	(29.4)	43.4
Settlement	—	(51.6)
Projected benefit obligation at end of period	751.7	816.4
Change in plan assets:
Fair value of plan assets at beginning of period	847.5	855.2
Actual return on plan assets	(19.2)	101.4
Benefits paid	(55.9)	(57.5)
Settlement	—	(51.6)
Fair value of plan assets at end of period	772.4	847.5
Funded status at end of period	$20.7	$31.1
Amounts recognized in the consolidated balance sheets:
Noncurrent asset (included in “Investments and other assets”)	$28.5	$39.6
Noncurrent obligation (included in “Other noncurrent liabilities”)	(7.8)	(8.5)
Net amount recognized	$20.7	$31.1

Peabody Energy Corporation	2021 Form 10-K	F-46

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2021	2020
Discount rate	2.95%	2.60%
Measurement date	December 31, 2021	December 31, 2020
The weighted-average assumptions used to determine net periodic pension cost benefit during each period were as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	2.60%	3.40%	4.35%
Expected long-term return on plan assets	2.80%	3.60%	4.20%
Measurement date	December 31, 2020	December 31, 2019	December 31, 2018
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2022, the Company raised its expected rate of return on plan assets from 2.80% to 3.20% reflecting the impact of the Company’s asset allocation and capital market expectations.
As of December 31, 2021 and 2020, the accumulated benefit obligation for all plans was $751.7 million and $816.4 million, respectively, which was equal to the projected benefit obligation for those periods. As of December 31, 2021 and 2020, the plan assets for the Peabody Plan of $611.6 million and $672.5 million, respectively, exceeded the projected benefit obligation and accumulated benefit obligation for those periods of $583.1 million and $632.9 million, respectively. The projected benefit obligation and accumulated benefit obligation for the Western Plan as of December 31, 2021 and 2020, was $168.6 million and $183.5 million, respectively, which exceeded the plan assets of $160.8 million and $175.0 million, respectively, for those periods.
Assets of the Pension Plans
Assets of the PIC Master Trust (the Master Trust) are invested in accordance with investment guidelines established by the Peabody Plan Retirement Committee and the Peabody Western Plan Retirement Committee (collectively, the Retirement Committees) after consultation with outside investment advisors and actuaries.
The asset allocation targets have been set with the expectation that the assets of the Master Trust will be managed with an appropriate level of risk to fund each Pension Plan’s expected liabilities. To determine the appropriate target asset allocations, the Retirement Committees consider the demographics of each Pension Plan’s participants, the funded status of each Pension Plan, the business and financial profile of the Company and other associated risk preferences. These allocation targets are reviewed by the Retirement Committees on a regular basis and revised as necessary. As a result of discretionary contributions made in recent years, the Pension Plans have become nearly fully funded and therefore, as of December 31, 2021 and 2020, the Master Trust investment portfolio reflected the Company’s target asset mix of 100% fixed income investments. Master Trust assets also include investments in various real estate holdings through limited partnerships representing approximately less than 1% of total Master Trust assets as of both December 31, 2021 and 2020. The Retirement Committees’ intention is to liquidate these real estate holdings when allowable per the terms of the limited partnership agreements. Generally, dissolution and liquidation of the limited partnerships is required before the Master Trust’s real estate holdings can be liquidated.
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

Peabody Energy Corporation	2021 Form 10-K	F-47

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

Peabody Energy Corporation	2021 Form 10-K	F-48

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables present the fair value of assets in the Master Trust by asset category and by fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$537.5	$—	$537.5
U.S. government securities	125.2	22.5	—	147.7
International government securities	—	15.5	—	15.5
Asset-backed securities	—	3.3	—	3.3
Cash funds	30.7	—	—	30.7
Real estate interests	—	—	0.3	0.3
Total assets at fair value	$155.9	$578.8	$0.3	735.0

Assets measured at net asset value practical expedient (1)
Private mutual funds				37.4
Total plan assets				$772.4

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$623.3	$—	$623.3
U.S. government securities	121.4	21.2	—	142.6
International government securities	—	18.7	—	18.7
Asset-backed securities	—	4.7	—	4.7
Cash funds	14.9	—	—	14.9
Real estate interests	—	—	1.2	1.2
Total assets at fair value	$136.3	$667.9	$1.2	805.4

Assets measured at net asset value practical expedient (1)
Private mutual funds				42.1
Total plan assets				$847.5
(1)     In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.
The table below sets forth a summary of changes in the fair value of the Master Trust’s Level 3 investments:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Balance, beginning of period	$1.2	$4.1	$6.2
Realized gains (losses)	0.9	1.6	(1.0)
Unrealized (losses) gains relating to investments still held at the reporting date	(0.6)	(2.1)	1.4
Purchases, sales and settlements, net	(1.2)	(2.4)	(2.5)
Balance, end of period	$0.3	$1.2	$4.1

Peabody Energy Corporation	2021 Form 10-K	F-49

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contributions
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of December 31, 2021, the Company’s qualified plans are expected to be at or above the Pension Protection Act thresholds. The Company was not required to make any payments to its qualified pension plans in 2021 based on minimum funding requirements and did not make any discretionary contributions in 2021.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in connection with the Company’s benefit obligation:

Pension Benefits
(Dollars in millions)
2022	$56.3
2023	55.3
2024	54.3
2025	53.1
2026	51.8
Years 2027-2031	236.8
Defined Contribution Plans
The Company sponsors employee retirement accounts under three 401(k) plans for eligible U.S. employees. The Company matches voluntary contributions to each plan up to specified levels. In May 2020 the Company amended one of its plans to eliminate the formula for calculating matching contributions and provide the Company sole discretion in making any matching contributions. During the period May 2020 to December 2020 the Company suspended matching contributions due to challenging business conditions of COVID-19. In January 2021 the Company reinstated matching contributions. The expense for these plans was $9.7 million, $9.6 million and $27.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Discretionary contribution features in the plans allow for additional contributions from the Company. There were no discretionary contributions granted for the years ended December 31, 2021, 2020 and 2019. There were no discretionary contributions paid during the years ended December 31, 2021 and 2020. A discretionary contribution of $8.9 million was paid during the year ended December 31, 2019.
Superannuation
The Company makes superannuation contributions for eligible Australia employees in accordance with the employer contribution rate set by the Government of Australia. The expense related to these contributions was $17.4 million, $20.5 million and $26.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. A performance contribution feature allows for additional discretionary contributions from the Company. There was no performance contribution granted for the years ended December 31, 2021, 2020 and 2019. There were no discretionary performance contributions paid during the years ended December 31, 2021 and 2020. A prior performance contribution of approximately $3 million was paid during the year ended December 31, 2019.

Peabody Energy Corporation	2021 Form 10-K	F-50

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
The following table summarizes Common Stock activity during the periods presented below:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Shares outstanding at the beginning of the period	97.8	96.9	110.4
Shares issued for vested restricted stock units	1.0	1.3	1.5
Shares issued in exchange for debt retirement	10.0	—	—
Shares issued under at-the-market equity offering program	24.8	—	—
Shares repurchased	(0.3)	(0.4)	(15.0)
Shares outstanding at the end of the period	133.3	97.8	96.9
Preferred Stock
The Board is authorized to issue up to 100.0 million shares of preferred stock, par value $0.01 per share. The Board can determine the terms and rights of each series, including whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of preferred stock as of December 31, 2021.
Series Common Stock
The Board is authorized to issue up to 50.0 million shares of series common stock, par value $0.01 per share. The Board can determine the terms and rights of each series, whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of series common stock as of December 31, 2021.
Treasury Stock
Share repurchases. On August 1, 2017, the Board authorized a $500.0 million share repurchase program of the outstanding shares of the Company’s common stock and/or preferred stock (Repurchase Program), which was eventually expanded to $1.5 billion during 2018. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through December 31, 2021, the Company repurchased 41.5 million shares of its Common Stock for $1,340.3 million (14.6 million shares for $329.9 million during the year ended December 31, 2019; 21.1 million shares for $834.7 million during the year ended December 31, 2018; and 5.8 million shares for $175.7 million during the period April 2 through December 31, 2017), which included commissions paid of $0.8 million. As of December 31, 2021, there was $160.5 million available for repurchase under the Repurchase Program.

Peabody Energy Corporation	2021 Form 10-K	F-51

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share repurchases were suspended by the Company during 2019, and as further described in Note 22. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees,” during the fourth quarter of 2020, the Company entered into a transaction support agreement with its surety bond providers which prohibits the repurchase of shares through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025), unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in the Company’s credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to repurchase shares. Prior to the suspension, repurchases were made at the Company’s discretion. The specific timing, price and size of purchases depended upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time repurchases were made.
Shares relinquished. The Company routinely allows employees to relinquish Common Stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in Common Stock under its equity incentive plans. The number of shares of Common Stock relinquished was 0.3 million for the year ended December 31, 2021 and 0.4 million for both the years ended December 31, 2020 and 2019. The value of the Common Stock tendered by employees was based upon the closing price on the dates of the respective transactions.
(17)    Share-Based Compensation
The Company has established the Peabody Energy Corporation 2017 Incentive Plan (the 2017 Incentive Plan) for employees, non-employee directors and consultants that allows for the issuance of share-based compensation in various forms including options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, dividend equivalents and cash incentive awards. Under the 2017 Incentive Plan, approximately 14 million shares of the Company’s Common Stock were reserved for issuance. As of December 31, 2021, there are approximately 7.0 million shares of the Company’s Common Stock available for grant.
Share-Based Compensation Expense and Cash Flows
The Company’s share-based compensation expense is recorded in “Operating costs and expenses” and “Selling and administrative expenses” in the consolidated statements of operations. Cash received by the Company upon the exercise of stock options is reflected as a financing activity in the consolidated statements of cash flows. Share-based compensation expense and cash flow amounts were as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Share-based compensation expense	$10.0	$13.5	$38.3
Tax benefit	—	—	—
Share-based compensation expense, net of tax benefit	$10.0	$13.5	$38.3

Cash received upon the exercise of stock options	—	—	—
Write-off tax benefits related to share-based compensation	—	—	—
As of December 31, 2021, the total unrecognized compensation cost related to nonvested awards was $4.9 million, net of taxes, which is expected to be recognized over 2.5 years with a weighted-average period of 0.6 years.
Deferred Stock Units
During the years ended December 31, 2021, 2020 and 2019, the Company granted deferred stock units to each of the non-employee members of the Board. The fair value of these units is equal to the market price of the Company’s Common Stock at the date of grant. These deferred stock units generally vest on a monthly basis over 12 months and are settled in Common Stock three years after the date of grant.

Peabody Energy Corporation	2021 Form 10-K	F-52

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
The Company grants restricted stock units to certain senior management and non-senior management employees. For units granted to both senior and non-senior management employees containing only service conditions, the fair value of the award is equal to the market price of the Company’s Common Stock at the date of grant. Units granted to senior and non-senior management employees vest at various times (none of which exceed three years) in accordance with the underlying award agreement. Compensation cost for both senior and non-senior management employees is recognized on a straight-line basis over the requisite service period. The payouts for active grants awarded during the years ended December 31, 2021, 2020 and 2019 will be settled in the Company’s Common Stock.
A summary of restricted stock unit activity is as follows:

	Year Ended December 31, 2021	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2020	1,629,956	$14.49
Granted	752,039	4.14
Vested	(826,473)	13.81
Forfeited	(451,694)	9.90
Nonvested at December 31, 2021	1,103,828	$8.99
The total fair value at grant date of restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $3.1 million, $16.6 million and $19.8 million, respectively.
The restricted stock units receive dividend equivalent units (DEUs) upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying restricted stock unit award. As of December 31, 2021, there were approximately 7,000 nonvested DEUs. The total fair value of restricted stock units and DEUs vested was $3.3 million, $5.6 million and $40.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.
In March 2021 the Company entered into a transition agreement with its former chief executive officer which resulted in a modification to restricted stock units granted. Under terms of the agreement, any restricted stock units held by the former chief executive officer that would have vested under their original terms during the twelve months following the specified termination vested upon such date. As a result of this modification, the Company avoided additional compensation expense of approximately $1.3 million for the year ended December 31, 2021.
Performance Units
Performance units are typically granted annually in January and vest over a three-year measurement period and are primarily limited to senior management personnel. The performance units are usually subject to the achievement of goals based on the following conditions: three-year return on invested capital and environmental reclamation (performance condition). In addition, the payout of the performance units can be increased or decreased by up to 25% of the award based on three-year stock price performance compared to a custom peer group (market condition). There were no performance units granted during the year ended December 31, 2021. Awards granted during the years ended December 31, 2020 and 2019 will be settled in the Company's Common Stock.
A summary of performance unit activity is as follows:

	Year Ended December 31, 2021	Weighted Average Remaining Contractual Life
Nonvested at December 31, 2020	858,588	1.5
Granted	—
Vested	(118,031)
Forfeited	(89,651)
Nonvested at December 31, 2021	650,906	0.7

Peabody Energy Corporation	2021 Form 10-K	F-53

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2021, there were 131,203 performance units and DEU’s vested that had an aggregate intrinsic value of $0.5 million and a conversion price per share of $3.89.
The performance units receive DEUs upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying performance unit award. As of December 31, 2021, there were approximately 17,000 nonvested DEUs.
In March 2021 the Company entered into a transition agreement with its former chief executive officer which resulted in a modification to performance units granted. Under terms of the agreement, a portion of the performance units held by the former chief executive officer as of the specified termination date remain eligible to vest based on actual performance through the original performance period. As a result of this modification, the Company avoided additional compensation expense of approximately $2.5 million for the year ended December 31, 2021.
The performance condition awards were valued utilizing the grant date fair values of the Company’s Common Stock adjusted for dividends foregone during the vesting period. The market condition awards were valued utilizing a Monte Carlo simulation model which incorporates the total stockholder return hurdles set for each grant. The assumptions used in the valuations for grants were as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	—%	1.45%
Expected volatility	—%	49.34%
Dividend yield	—%	—%
(18)    Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto:

	Foreign Currency Translation Adjustment	Prior Service Credit Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2018	$(4.5)	$44.6	$40.1
Reclassification from other comprehensive income to earnings	—	(8.7)	(8.7)
Current period change	0.2	—	0.2
December 31, 2019	(4.3)	35.9	31.6
Reclassification from other comprehensive income to earnings	—	(17.3)	(17.3)
Current period change	6.1	185.4	191.5
December 31, 2020	1.8	204.0	205.8
Reclassification from other comprehensive income to earnings	—	(46.4)	(46.4)
Current period change	(1.0)	139.5	138.5
December 31, 2021	$0.8	$297.1	$297.9
Postretirement health care and life insurance benefits reclassified from “Accumulated other comprehensive income” to earnings of $46.4 million, $17.3 million and $8.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, are included in “Net periodic benefit (credit) costs, excluding service cost” in the accompanying consolidated statements of operations.
Comprehensive income (loss) differed from net income (loss) by the amount of the change in prior service credit associated with postretirement plans (see Note 14. “Postretirement Health Care and Life Insurance Benefits” for information related to the Company’s postretirement plans) and foreign currency translation adjustment related to the Company’s investments in Middlemount, whose functional currency is the Australian dollar.

Peabody Energy Corporation	2021 Form 10-K	F-54

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(19)    Other Events
Restructuring Charges
From time to time, the Company initiates restructuring activities to appropriately align its cost structure or optimize coal production relative to prevailing market conditions. Costs associated with restructuring actions can include the impact of early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Costs associated with restructuring activities amounted to $8.3 million, $37.9 million, and $24.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, and are included as “Restructuring charges” in the Company's consolidated statements of operations. Such costs were primarily associated with voluntary and involuntary workforce reductions.
Divestitures and Other Transactions
During July 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines, which reduced its closed mine reclamation liabilities and associated costs. The Millennium Mine was sold for minimal cash consideration and the assumption of the majority of the mine’s reclamation liabilities. The Company will remain responsible for $9.4 million of reclamation liabilities and retains certain royalty rights on future sales. The Company recorded a gain of $26.1 million in connection with the sale, and will recognize royalty revenue when it is deemed collectible. The gain is included within “Net gain on disposals” in the accompanying consolidated statements of operations.
The Wilkie Creek Mine was sold for minimal cash consideration and full assumption of the mine’s reclamation liabilities. The Company retains certain royalty rights on future sales. The Company recorded a gain of $24.6 million in connection with the sale, and will recognize royalty revenue when it is deemed collectible. The gain is included within “Income (loss) from discontinued operations, net of income taxes” in the accompanying consolidated statements of operations.
United Wambo Joint Venture with Glencore
In December 2019 the Company formed an unincorporated joint venture with Glencore plc (Glencore), in which the Company holds a 50% interest, to combine the existing operations of the Company’s Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. The Company proportionally consolidates the entity based upon its economic interest.
Both parties contributed mining tenements upon formation of the joint venture (United Wambo Joint Venture), and combined operations commenced in December 2020. At that date, the parties contributed mining equipment and other assets, and certain additional construction and development activities are ongoing. During the years ended December 31, 2021 and 2020, the Company contributed approximately $59 million and $72 million, respectively, towards construction and development, which is reflected as “Additions to property, plant, equipment and mine development” in the accompanying consolidated statements of cash flows. Glencore is responsible for managing the mining operations of the joint venture.
The Company accounted for its interest in the United Wambo Joint Venture at fair value and recognized a gain of $48.1 million, which was classified in “Gain on formation of United Wambo Joint Venture” in the accompanying consolidated statements of operations during the year ended December 31, 2019.
North Goonyella
The Company’s North Goonyella Mine in Queensland, Australia experienced a fire in 2018 which resulted in the suspension of mining operations. During the years ended December 31, 2019 and 2018, the Company recorded provisions for equipment losses of $83.2 million and $66.4 million, respectively, related to the fire. During 2019, the Company collected a $125 million insurance recovery under a property damage and business interruption policy. The Company has incurred containment and idling costs subsequent to the mine’s suspension which amounted to $13.0 million, $32.3 million and $111.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is currently evaluating various alternatives regarding the future utility of the mine. In the event that no future mining occurs at the North Goonyella Mine or the Company is unable to find a commercial alternative, the Company may record additional charges for the remaining carrying value of the North Goonyella Mine of up to approximately $0.3 billion, which is included in the at-risk value described in Note 3. “Asset Impairment.” Incremental exposures above the aforementioned include take-or-pay obligations and other costs associated with idling or closing the mine.

Peabody Energy Corporation	2021 Form 10-K	F-55

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
For all but performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 17. “Share-Based Compensation.”
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for the year ended December 31, 2021, and approximately 2.2 million and 1.9 million for the years ended December 31, 2020 and 2019, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
EPS numerator:
Income (loss) from continuing operations, net of income taxes	$347.4	$(1,859.8)	$(188.3)
Less: Net income (loss) attributable to noncontrolling interests	11.3	(3.5)	26.2
Income (loss) from continuing operations attributable to common stockholders	336.1	(1,856.3)	(214.5)
Income (loss) from discontinued operations, net of income taxes	24.0	(14.0)	3.2
Net income (loss) attributable to common stockholders	$360.1	$(1,870.3)	$(211.3)

EPS denominator:
Weighted average shares outstanding — basic	111.1	97.7	103.7
Impact of dilutive securities	0.9	—	—
Weighted average shares outstanding — diluted	112.0	97.7	103.7

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$3.03	$(18.99)	$(2.07)
Income (loss) from discontinued operations	0.21	(0.15)	0.03
Net income (loss) attributable to common stockholders	$3.24	$(19.14)	$(2.04)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$3.00	$(18.99)	$(2.07)
Income (loss) from discontinued operations	0.22	(0.15)	0.03
Net income (loss) attributable to common stockholders	$3.22	$(19.14)	$(2.04)

Peabody Energy Corporation	2021 Form 10-K	F-56

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(21)     Management — Labor Relations
On December 31, 2021, the Company had approximately 4,900 employees worldwide, including approximately 3,900 hourly employees; the employee amounts exclude employees that were employed at operations classified as discontinued operations. Approximately 34% of those hourly employees were represented by organized labor unions and were employed by mines that generated 16% of the Company’s 2021 coal production from continuing operations. In the U.S., one mine is represented by an organized labor union. In Australia, the coal mining industry is unionized and the majority of hourly workers employed at the Company’s Australian mining operations are members of trade unions. The Construction, Forestry, Maritime, Mining and Energy Union (CFMMEU) generally represents the Company’s Australian subsidiaries’ hourly production and engineering employees, including those employed through contract mining relationships.
The following table presents the Company’s active and inactive mining operations as of December 31, 2021 in which the employees are represented by organized labor unions:

Mine	Approximate Number of Active Employees Represented	Union	Current Agreement Expiration Date or Date Amendable

U.S.
Kayenta	15	UMWA	November 2024
Shoal Creek	280	UMWA	December 2024
Australia
Wilpinjong	480	CFMMEU	June 2024
Coppabella (1)	280	CFMMEU	June 2021
Moorvale (2)	150	N/A	June 2023
Metropolitan
Underground employees	145	CFMMEU	May 2025
Handling and preparation plant employees (1)	20	CFMMEU	May 2021
Wambo Underground
Underground employees	75	CFMMEU	November 2025
Handling and preparation plant employees (1)	20	CFMMEU	December 2021
(1)    The Company and the CFMMEU are currently negotiating a new labor agreement.
(2)    Employees of the Moorvale Mine operate on individual contracts under a direct engagement model. Such contracts are modeled after the Company’s former labor agreement with CFMMEU which ended in 2017. According to a memorandum of understanding between the Company and employees, individual contracts may be renegotiated in June 2023.
Note: Employees of the North Goonyella Mine operated under a labor agreement which expired in December 2018. Due to the idling of the mine, as further described in Note 19. “Other Events,” hourly employees were terminated and there are no employees employed under the agreement. Peabody applied to the Fair Work Commission in December 2021 to terminate the labor agreement.
(22)    Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying consolidated balance sheets. At December 31, 2021, such instruments included $1,463.7 million of surety bonds and $452.6 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying consolidated balance sheets.
In November 2020, the Company entered into a Surety Agreement with the providers of its surety bond portfolio (Participating Sureties) to resolve previous collateral demands made by the Participating Sureties. In accordance with the Surety Agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit.

Peabody Energy Corporation	2021 Form 10-K	F-57

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon completion of the Refinancing Transactions described in Note 11. “Long-term Debt”, other provisions of the Surety Agreement became effective. In particular, the Company granted second liens on $200.0 million of certain mining equipment and will post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the Participating Sureties. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the Surety Agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow for the year ended December 31, 2021, additional collateral of $13.0 million was posted in January 2022 in the form of letters of credit.
Per the Surety Agreement, the Participating Sureties have agreed to a standstill through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025), during which time, the Participating Sureties will not demand any additional collateral, draw on letters of credit posted for the benefit of themselves or cancel any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties. In connection with the Refinancing Transactions, at the Settlement Date, all letters of credit issued under the Company’s former revolving credit facility were deemed issued under the Company LC Agreement in support of the same obligations.
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
At December 31, 2021, the Company’s asset retirement obligations of $719.8 million were supported by surety bonds of $1,294.7 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver. Letters of credit issued at December 31, 2021, which served as collateral for surety bonds in support of asset retirement obligations, amounted to $323.0 million.
Accounts Receivable Securitization
The Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The receivables securitization program (Securitization Program) is subject to customary events of default set forth in the Receivables Purchase Agreement. The Receivables Purchase Agreement was amended in January 2022 to extend the Securitization Program to January 2025 and reduce the available funding capacity from $250.0 million to $175.0 million. Such funding is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations.
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
At December 31, 2021, the Company had no outstanding borrowings and $143.9 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $26.3 million at December 31, 2021. The Company was not required to post cash collateral under the Securitization Program at either December 31, 2021 or 2020.

Peabody Energy Corporation	2021 Form 10-K	F-58

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company incurred interest and fees associated with the Securitization Program of $2.9 million, $2.6 million and $3.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, which have been recorded as “Interest expense” in the accompanying statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit in support of reclamation bonding. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a deposit rate of 0.25% per annum on the amount of cash collateral posted in support of letters of credit, with the rate subject to increases over time. The agreement has an initial expiration date of December 31, 2025.
Cash Collateral Arrangements and Restricted Cash
From time to time, the Company is required to remit cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding employee related matters and the mining, reclamation and shipping of its production. The Company had no such cash collateral or restricted cash requirements as of December 31, 2021, 2020, and 2019.
Other
The Company is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for the Company, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property, if any, may be covered by insurance (subject to deductibles). The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments, and the Company assumes that no amounts could be recovered from third parties. In this regard, the Company recorded a provision of $0.3 million during the year ended December 31, 2019, for the loss of leased equipment at the North Goonyella Mine as described in Note 19. “Other Events.”
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
(23)    Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of December 31, 2021, purchase commitments for capital expenditures were $32.9 million, all of which is obligated within the next four years, with $24.9 million obligated within the next 12 months.
In Australia, the Company has generally secured the ability to transport coal through rail contracts and ownership interests in five east coast coal export terminals that are primarily funded through take-or-pay arrangements with terms ranging up to 21 years. In the U.S., the Company has entered into certain long-term coal export terminal agreements to secure export capacity through the Gulf Coast. As of December 31, 2021, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.2 billion, of which approximately $83 million is obligated within the next year.
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

Peabody Energy Corporation	2021 Form 10-K	F-59

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
(24)    Segment and Geographic Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other.

Peabody Energy Corporation	2021 Form 10-K	F-60

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
The Company’s Seaborne Metallurgical Mining operations consist of mines in Queensland, Australia, one in New South Wales, Australia and one in Alabama, USA. The mines in that segment utilize both surface and underground extraction processes to mine various qualities of metallurgical coal. The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coking coal and pulverized coal injection coal.
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
The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity affiliates, corporate hedging activities, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain commercial matters.
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
Segment results for the year ended December 31, 2021 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$934.0	$727.7	$971.2	$689.1	$(3.7)	$3,318.3
Adjusted EBITDA	353.1	178.2	134.9	164.2	86.3	916.7
Additions to property, plant, equipment and mine development	88.6	25.1	41.4	24.2	3.8	183.1
Income from equity affiliates	—	—	—	—	(82.1)	(82.1)

Peabody Energy Corporation	2021 Form 10-K	F-61

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment results for the year ended December 31, 2020 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$711.8	$486.5	$991.1	$707.3	$(15.6)	$2,881.1
Adjusted EBITDA	163.2	(130.2)	194.8	168.4	(137.4)	258.8
Additions to property, plant, equipment and mine development	100.7	50.8	13.2	23.3	3.4	191.4
Loss from equity affiliates	—	—	—	—	60.1	60.1
Segment results for the year ended December 31, 2019 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$971.7	$1,033.1	$1,228.7	$1,309.4	$80.5	$4,623.4
Adjusted EBITDA	329.4	140.2	221.2	361.4	(169.2)	883.0
Additions to property, plant, equipment and mine development	42.1	143.4	42.8	54.0	3.1	285.4
Income from equity affiliates	—	—	—	—	(3.4)	(3.4)
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
Assets as of December 31, 2021 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,669.6	$1,318.5	$1,961.7	$4,949.8
Property, plant, equipment and mine development, net	1,298.8	1,209.5	442.3	2,950.6
Operating lease right-of-use assets	19.2	3.3	13.0	35.5
Assets as of December 31, 2020 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,763.0	$1,345.3	$1,558.8	$4,667.1
Property, plant, equipment and mine development, net	1,347.3	1,258.8	445.0	3,051.1
Operating lease right-of-use assets	30.8	3.5	15.6	49.9
Assets as of December 31, 2019 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$2,001.3	$3,044.8	$1,496.7	$6,542.8
Property, plant, equipment and mine development, net	1,610.9	2,776.9	291.3	4,679.1
Operating lease right-of-use assets	32.1	30.3	20.0	82.4

Peabody Energy Corporation	2021 Form 10-K	F-62

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$347.4	$(1,859.8)	$(188.3)
Depreciation, depletion and amortization	308.7	346.0	601.0
Asset retirement obligation expenses	44.7	45.7	58.4
Restructuring charges	8.3	37.9	24.3
Transaction costs related to joint ventures	—	23.1	21.6
Gain on formation of United Wambo Joint Venture	—	—	(48.1)
Asset impairment	—	1,487.4	270.2
Provision for North Goonyella equipment loss	—	—	83.2
North Goonyella insurance recovery - equipment (1)	—	—	(91.1)
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(33.8)	30.9	(18.8)
Interest expense	183.4	139.8	144.0
Net (gain) loss on early debt extinguishment	(33.2)	—	0.2
Interest income	(6.5)	(9.4)	(27.0)
Net mark-to-market adjustment on actuarially determined liabilities	(43.4)	(5.1)	67.4
Unrealized losses (gains) on derivative contracts related to forecasted sales	115.1	29.6	(42.2)
Unrealized losses (gains) on foreign currency option contracts	7.5	(7.1)	(1.2)
Take-or-pay contract-based intangible recognition	(4.3)	(8.2)	(16.6)
Income tax provision	22.8	8.0	46.0
Total Adjusted EBITDA	$916.7	$258.8	$883.0
(1)     As described in Note 19. “Other Events,” the Company recorded a $125.0 million insurance recovery during the year ended December 31, 2019 related to losses incurred at its North Goonyella Mine. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the years ended December 31, 2019 and 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the year ended December 31, 2019.
The following table presents revenues as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2021	2020	2019
U.S.	45.5%	56.2%	53.6%
Taiwan	14.4%	7.7%	6.0%
Japan	14.2%	13.3%	15.4%
Australia	7.7%	6.9%	5.8%
India	5.4%	2.6%	1.2%
Indonesia	3.0%	0.2%	0.5%
Vietnam	2.0%	2.4%	2.0%
South Korea	1.4%	0.8%	2.9%
China	—%	3.8%	3.8%
Other	6.4%	6.1%	8.8%
Total	100.0%	100.0%	100.0%
The Company attributes revenue to individual countries based on the location of the physical delivery of the coal.

Peabody Energy Corporation	2021 Form 10-K	F-63

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other		Balance at End of Period
	(Dollars in millions)
Year Ended December 31, 2021
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—		$0.3
Reserve for materials and supplies	10.4	0.6	(2.0)	—		9.0
Tax valuation allowances	2,287.3	(121.7)	—	(44.8)		2,120.8
Year Ended December 31, 2020
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—		$0.3
Reserve for materials and supplies	7.9	3.5	(1.0)	—		10.4
Tax valuation allowances	2,068.4	373.2	—	(154.3)	(2)	2,287.3
Year Ended December 31, 2019
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—		$0.3
Reserve for materials and supplies	0.2	8.9	(1.2)	—		7.9
Allowance for credit losses	4.4	(4.4)	—	—		—
Tax valuation allowances	2,094.3	(29.8)	—	3.9		2,068.4
(1)Reserves utilized, unless otherwise indicated.
(2)Includes the impact of a decrease in Australia NOLs due to a cancellation of intercompany debt, partially offset by the impact of the increase in the Australian dollar exchange rates.

Peabody Energy Corporation	2021 Form 10-K	F-64