Form 10-Q
period 2022-03-31
PEABODY ENERGY CORP
filed 2022-05-05
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 143.8 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at April 29, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except per share data)
Revenue	$691.4	$651.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	699.0	582.6
Depreciation, depletion and amortization	72.9	68.3
Asset retirement obligation expenses	15.0	15.9
Selling and administrative expenses	23.1	21.7
Restructuring charges	1.6	2.1
Other operating (income) loss:
Net (gain) loss on disposals	(4.9)	0.6
(Income) loss from equity affiliates	(44.7)	0.9
Operating loss	(70.6)	(40.8)
Interest expense	39.4	52.4
Net loss (gain) on early debt extinguishment	23.5	(3.5)
Interest income	(0.5)	(1.5)
Net periodic benefit credit, excluding service cost	(12.2)	(8.7)
Loss from continuing operations before income taxes	(120.8)	(79.5)
Income tax benefit	(1.0)	(1.8)
Loss from continuing operations, net of income taxes	(119.8)	(77.7)
Loss from discontinued operations, net of income taxes	(0.8)	(2.0)
Net loss	(120.6)	(79.7)
Less: Net (loss) income attributable to noncontrolling interests	(1.1)	0.4
Net loss attributable to common stockholders	$(119.5)	$(80.1)

Loss from continuing operations:
Basic loss per share	$(0.87)	$(0.79)
Diluted loss per share	$(0.87)	$(0.79)
Net loss attributable to common stockholders:
Basic loss per share	$(0.88)	$(0.81)
Diluted loss per share	$(0.88)	$(0.81)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net loss	$(120.6)	$(79.7)
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(11.0)
Foreign currency translation adjustment	1.9	(0.2)
Other comprehensive loss, net of income taxes	(11.5)	(11.2)
Comprehensive loss	(132.1)	(90.9)
Less: Net (loss) income attributable to noncontrolling interests	(1.1)	0.4
Comprehensive loss attributable to common stockholders	$(131.0)	$(91.3)

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2022	December 31, 2021
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$823.3	$954.3
Restricted cash	24.7	—
Accounts receivable, net of allowance for credit losses of $0.0 at March 31, 2022 and December 31, 2021	357.4	350.5
Inventories, net	269.1	226.7
Other current assets	331.8	270.2
Total current assets	1,806.3	1,801.7
Property, plant, equipment and mine development, net	2,903.3	2,950.6
Operating lease right-of-use assets	33.0	35.5
Investments and other assets	201.2	162.0
Total assets	$4,943.8	$4,949.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$19.1	$59.6
Accounts payable and accrued expenses	798.2	872.1
Total current liabilities	817.3	931.7
Long-term debt, less current portion	1,079.0	1,078.2
Deferred income taxes	20.9	27.3
Asset retirement obligations	659.5	654.8
Accrued postretirement benefit costs	209.6	212.1
Operating lease liabilities, less current portion	24.6	27.2
Other noncurrent liabilities	236.0	197.7
Total liabilities	3,046.9	3,129.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 187.0 shares issued and 143.8 shares outstanding as of March 31, 2022 and 176.3 shares issued and 133.3 shares outstanding as of December 31, 2021	1.9	1.8
Additional paid-in capital	3,969.5	3,745.6
Treasury stock, at cost — 43.2 and 43.0 common shares as of March 31, 2022 and December 31, 2021	(1,372.3)	(1,370.3)
Accumulated deficit	(1,032.7)	(913.2)
Accumulated other comprehensive income	286.4	297.9
Peabody Energy Corporation stockholders’ equity	1,852.8	1,761.8
Noncontrolling interests	44.1	59.0
Total stockholders’ equity	1,896.9	1,820.8
Total liabilities and stockholders’ equity	$4,943.8	$4,949.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(120.6)	$(79.7)
Loss from discontinued operations, net of income taxes	0.8	2.0
Loss from continuing operations, net of income taxes	(119.8)	(77.7)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	72.9	68.3
Noncash interest expense, net	3.8	4.9
Deferred income taxes	(6.4)	(0.4)
Noncash share-based compensation	2.0	1.8
Net (gain) loss on disposals	(4.9)	0.6
Net loss (gain) on early debt extinguishment	23.5	(3.5)
(Income) loss from equity affiliates	(44.7)	0.9
Foreign currency option contracts	(3.3)	2.9
Changes in current assets and liabilities:
Accounts receivable	(6.9)	77.0
Inventories	(42.4)	20.3
Other current assets	(80.0)	1.6
Accounts payable and accrued expenses	(28.4)	(15.4)
Collateral arrangements	(28.7)	(5.3)
Asset retirement obligations	4.7	8.1
Workers’ compensation obligations	(0.6)	0.6
Postretirement benefit obligations	(15.9)	(13.4)
Pension obligations	(0.6)	2.8
Other, net	3.2	—
Net cash (used in) provided by continuing operations	(272.5)	74.1
Net cash used in discontinued operations	(1.2)	(3.1)
Net cash (used in) provided by operating activities	(273.7)	71.0

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(29.7)	(50.3)
Changes in accrued expenses related to capital expenditures	(7.0)	(11.4)
Proceeds from disposal of assets, net of receivables	3.6	0.9
Contributions to joint ventures	(126.6)	(136.1)
Distributions from joint ventures	148.2	102.4
Cash receipts from Middlemount Coal Pty Ltd and other related parties	47.2	2.3
Other, net	(0.5)	(1.0)
Net cash provided by (used in) investing activities	35.2	(93.2)
Cash Flows From Financing Activities
Proceeds from long-term debt	545.0	—
Repayments of long-term debt	(599.9)	(40.2)
Payment of debt issuance and other deferred financing costs	(19.2)	(22.5)
Proceeds from common stock issuances, net of costs	222.0	—
Repurchase of employee common stock relinquished for tax withholding	(2.0)	(0.6)
Distributions to noncontrolling interests	(13.8)	(0.1)
Other, net	0.1	0.1
Net cash provided by (used in) financing activities	132.2	(63.3)
Net change in cash, cash equivalents and restricted cash	(106.3)	(85.5)
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2
Cash, cash equivalents and restricted cash at end of period	$848.0	$623.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Common Stock
Balance, beginning of period	$1.8	$1.4
Common stock issuances, net of costs	0.1	—
Balance, end of period	1.9	1.4
Additional paid-in capital
Balance, beginning of period	3,745.6	3,364.6
Share-based compensation for equity-classified awards	2.0	1.8
Common stock issuances, net of costs	221.9	—
Balance, end of period	3,969.5	3,366.4
Treasury stock
Balance, beginning of period	(1,370.3)	(1,368.9)
Repurchase of employee common stock relinquished for tax withholding	(2.0)	(0.6)
Balance, end of period	(1,372.3)	(1,369.5)
Accumulated deficit
Balance, beginning of period	(913.2)	(1,273.3)
Net loss attributable to common stockholders	(119.5)	(80.1)
Balance, end of period	(1,032.7)	(1,353.4)
Accumulated other comprehensive income
Balance, beginning of period	297.9	205.8
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(11.0)
Foreign currency translation adjustment	1.9	(0.2)
Balance, end of period	286.4	194.6
Noncontrolling interests
Balance, beginning of period	59.0	51.7
Net (loss) income attributable to noncontrolling interests	(1.1)	0.4
Distributions to noncontrolling interests	(13.8)	(0.1)
Balance, end of period	44.1	52.0
Total stockholders’ equity	$1,896.9	$891.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (PEC) and its consolidated subsidiaries and affiliates (along with PEC, the Company or Peabody). Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in a joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenue and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements. All intercompany transactions, profits and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2021 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2022.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Convertible Debt. In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06, effective January 1, 2022. In the Company’s accompanying condensed consolidated balance sheets, the adoption of the new standard impacted the accounting for the Company’s $320.0 million of convertible debt issued in March 2022, as further described in Note 11. “Long-term Debt.” In particular, because the related senior notes have cash conversion features, bifurcation of the principal balance between debt and equity is no longer applicable. Additionally, this guidance will require the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share, which may increase their dilutive impact compared to the prior accounting model.
Accounting Standards Not Yet Implemented
Reference Rate Reform. In March 2020, ASU 2020-04 was issued, which provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. The Company has certain debt which utilizes a U.S. Dollar one-month LIBOR rate, which is expected to be published until June 2023. The LIBOR rate is likely to be replaced by a similar secured or unsecured overnight financing rate. The Company cannot estimate the impact of such variable rates on its consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Government Assistance. In November 2021, ASU 2021-10 was issued, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early application permitted. The Company did not early adopt the guidance in ASU 2021-10 and does not expect the guidance to have a material impact on its disclosures.
(3)    Revenue Recognition
Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for the Company’s policies regarding “Revenue” and “Accounts receivable, net.”
Disaggregation of Revenue
Revenue by product type and market is set forth in the following tables. With respect to its seaborne mining segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Three Months Ended March 31, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$40.4	$—	$251.5	$199.9	$—	$491.8
Export	210.5	—	—	—	—	210.5
Total thermal	250.9	—	251.5	199.9	—	702.3
Metallurgical coal
Export	—	318.0	—	—	—	318.0
Total metallurgical	—	318.0	—	—	—	318.0
Other (2)	0.3	3.3	(0.3)	3.2	(335.4)	(328.9)
Revenue	$251.2	$321.3	$251.2	$203.1	$(335.4)	$691.4

	Three Months Ended March 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$44.1	$—	$228.4	$146.8	$—	$419.3
Export	131.9	—	—	—	—	131.9
Total thermal	176.0	—	228.4	146.8	—	551.2
Metallurgical coal
Export	—	86.6	—	—	—	86.6
Total metallurgical	—	86.6	—	—	—	86.6
Other (2)	0.4	0.9	—	2.5	9.7	13.5
Revenue	$176.4	$87.5	$228.4	$149.3	$9.7	$651.3
(1)    Corporate and Other revenue includes net losses related to unrealized mark-to-market adjustments on derivatives related to forecasted sales and other financial trading activity of $290.2 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively. Refer to Note 7. “Derivatives and Fair Value Measurements” for additional information. Also included in Corporate and Other revenue is revenue with customers of $19.0 million and $17.9 million during the three months ended March 31, 2022 and 2021, respectively.
(2)    Other includes revenue from arrangements such as customer contract-related payments associated with volume shortfalls, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recorded revenue related to delivered coal to customers of approximately $1,039 million and $656 million during the three months ended March 31, 2022 and 2021, respectively. Such amounts exclude unrealized and realized gains and losses on derivative contracts related to forecasted sales and certain other revenue unrelated to delivered coal.
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to March 31, 2022 of approximately $5.1 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at March 31, 2022. Approximately 48% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Trade receivables, net	$323.4	$307.0
Miscellaneous receivables, net	34.0	43.5
Accounts receivable, net	$357.4	$350.5
None of the above receivables included allowances for credit losses at March 31, 2022 or December 31, 2021. No charges for credit losses were recognized during the three months ended March 31, 2022 or 2021.
(4)    Discontinued Operations
Historically, discontinued operations included certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In the third quarter of 2021, the Company executed the sale of the closed Wilkie Creek Mine, which reduced its closed mine reclamation liabilities and associated costs.
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(0.8)	$(2.0)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$45.0	$45.0
Other noncurrent liabilities	58.7	59.0
Total liabilities classified as discontinued operations	$103.7	$104.0

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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $87.1 million and $87.2 million at March 31, 2022 and December 31, 2021, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
(5)     Inventories
“Inventories, net” as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Materials and supplies, net	$112.8	$102.1
Raw coal	46.9	54.6
Saleable coal	109.4	70.0
Inventories, net	$269.1	$226.7
Materials and supplies inventories, net presented above have been shown net of reserves of $9.0 million as of both March 31, 2022 and December 31, 2021.
(6) Equity Method Investments
The Company had total equity method investments and financing receivables of $62.9 million and $62.2 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “(Income) loss from equity affiliates” in the unaudited condensed consolidated statements of operations were gains related to Middlemount of $45.1 million during the three months ended March 31, 2022, and losses of $0.9 million during the three months ended March 31, 2021.
The Company received cash payments from Middlemount of $47.0 million and $2.3 million during the three months ended March 31, 2022 and 2021, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit, which was $50 million Australian dollars at March 31, 2022. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2023. The Revolving Loans were not drawn upon by Middlemount as of either March 31, 2022 or December 31, 2021.
As of both March 31, 2022 and December 31, 2021, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.
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
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of March 31, 2022.
Foreign Currency Option Contracts
As of March 31, 2022, the Company had currency options outstanding with an aggregate notional amount of $705.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending December 31, 2022. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.76 to $0.80 over the nine-month period ending December 31, 2022.
Derivative Contracts Related to Forecasted Sales
As of March 31, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 1.6 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 1.3 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 0.6 million tonnes will settle in 2022 and 0.7 million tonnes will settle in 2023 at expected average pricing of approximately $84 per tonne (Newcastle index). The remaining 0.3 million tonnes aggregate notional volume related to other coal financial contracts will settle in 2022. Additionally, the Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
During the three months ended March 31, 2022, the Company recorded an unrealized mark-to-market loss of $301.0 million on these coal derivative contracts, which includes approximately $237 million of unrealized mark-to-market losses on financial derivatives, and approximately $64 million on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of March 31, 2022.

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

	March 31, 2022		December 31, 2021
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$6.3	$—	$1.4	$—
Derivative contracts related to forecasted sales	133.2	(558.1)	59.5	(184.2)
Financial trading contracts	13.5	—	3.4	—
Total derivatives	153.0	(558.1)	64.3	(184.2)
Effect of counterparty netting	(133.2)	133.2	(59.5)	59.5
Variation margin (received) posted	(13.5)	360.6	(3.4)	95.2
Net derivatives and variation margin as classified in the balance sheets	$6.3	$(64.3)	$1.4	$(29.5)
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of March 31, 2022, the Company had posted $481.7 million aggregate margin cash, consisting of $347.1 million variation margin cash and $134.6 million initial margin. As of December 31, 2021, the Company had posted $130.1 million aggregate margin cash, consisting of $91.8 million variation margin cash and $38.3 million initial margin.
To reduce exposure to additional margin requirements, subsequent to March 31, 2022, the Company converted 0.8 million metric tons of financial hedges into fixed price physical sales over the next 12 months, eliminating further margin requirements on these tons. With these transactions, 1.4 million metric tons remain outstanding with 0.9 million metric tons projected to settle over the remainder of 2022.
The net amount of asset derivatives, net of variation margin, is included in “Other current assets” and the net amount of liability derivatives, net of variation margin, is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets. The amounts of initial margin are not included with the derivatives presented in the tabular disclosures above and are included in “Other current assets” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended March 31, 2022
		Total gain (loss) recognized in income	Loss realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$2.3	$(1.0)	$3.3
Derivative contracts related to forecasted sales	Revenue	(369.0)	(68.0)	(301.0)
Financial trading contracts	Revenue	10.1	(0.7)	10.8
Total		$(356.6)	$(69.7)	$(286.9)

		Three Months Ended March 31, 2021 (1)
		Total loss recognized in income	Gain (loss) realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.9)	$4.7	$(7.6)
Derivative contracts related to forecasted sales	Revenue	(9.7)	(7.9)	(1.8)
Financial trading contracts	Revenue	(0.7)	2.4	(3.1)
Total		$(13.3)	$(0.8)	$(12.5)
(1)    ‘Results realized in income on derivatives’ has been revised to exclude revenue arising from coal deliveries earned by the Company’s trading and brokerage function of $17.9 million for the three months ended March 31, 2021, to be comparable to the presentation of the 2022 amounts.
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

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.3	$—	$6.3
Derivative contracts related to forecasted sales	—	(424.9)	—	(424.9)
Financial trading contracts	—	13.5	—	13.5
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(405.1)	$4.0	$(401.1)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.4	$—	$1.4
Derivative contracts related to forecasted sales	—	(124.7)	—	(124.7)
Financial trading contracts	—	3.4	—	3.4
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(119.9)	$4.0	$(115.9)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2022 and December 31, 2021:
•Cash and cash equivalents, restricted cash, accounts receivable, including those within the Company’s accounts receivable securitization program, margining cash, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.
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

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Total debt at par value	$1,129.9	$1,173.2
Less: Unamortized debt issuance costs and original issue discount	(31.8)	(35.4)
Net carrying amount	$1,098.1	$1,137.8

Estimated fair value	$1,277.3	$1,136.5
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
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2022 and 2021. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(8) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2022 and December 31, 2021 is set forth in the table below:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Land and coal interests	$2,494.1	$2,494.1
Buildings and improvements	590.2	550.8
Machinery and equipment	1,370.9	1,386.2
Less: Accumulated depreciation, depletion and amortization	(1,551.9)	(1,480.5)
Property, plant, equipment and mine development, net	$2,903.3	$2,950.6
Asset Impairment and Other At-Risk Assets
The Company has identified certain assets with an aggregate carrying value of approximately $0.5 billion at March 31, 2022 in its Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of March 31, 2022 and determined that no impairment charges were necessary as of that date.
(9) Leases
The Company has operating and finance leases for mining and non-mining equipment, office space and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases. Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for the Company’s policies regarding “Leases.”

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
The components of lease expense during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$4.7	$6.0
Short-term lease cost	6.3	3.4
Variable lease cost	1.6	0.5
Sublease income	(0.4)	(0.5)
Total operating lease cost	$12.2	$9.4

Finance lease cost:
Amortization of right-of-use assets	$1.5	$0.6
Interest on lease liabilities	0.6	0.5
Total finance lease cost	$2.1	$1.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$33.0	$35.5

Accounts payable and accrued expenses	$16.1	$16.4
Operating lease liabilities, less current portion	24.6	27.2
Total operating lease liabilities	$40.7	$43.6

Finance leases:
Property, plant, equipment and mine development	$32.4	$32.2
Accumulated depreciation	(9.0)	(7.4)
Property, plant, equipment and mine development, net	$23.4	$24.8

Current portion of long-term debt	$15.0	$15.3
Long-term debt, less current portion	12.6	14.0
Total finance lease liabilities	$27.6	$29.3

Weighted average remaining lease term (years)
Operating leases	2.9
Finance leases	6.7

Weighted average discount rate
Operating leases	7.0%
Finance leases	8.2%
Supplemental cash flow information related to leases during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5.9	$8.3
Operating cash flows for finance leases	0.6	0.7
Financing cash flows for finance leases	2.2	1.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1.6	3.1
Finance leases	—	3.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's leases have remaining lease terms ranging from less than 1 year to 19.8 years, and may include options to extend the terms, as applicable. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2022	$13.7	$8.7
2023	17.6	6.0
2024	6.3	5.1
2025	3.6	4.9
2026	3.6	2.5
2027 and thereafter	0.8	7.2
Total lease payments	45.6	34.4
Less imputed interest	(4.9)	(6.8)
Total lease liabilities	$40.7	$27.6
(10)  Income Taxes
The Company's effective tax rate before remeasurement for the three months ended March 31, 2022 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $1.0 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively, included a tax provision of $1.6 million and a tax benefit of $0.2 million, respectively, related to the remeasurement of foreign income tax accounts.
(11)     Long-term Debt
The Company’s total funded indebtedness (Indebtedness) as of March 31, 2022 and December 31, 2021 consisted of the following:

Debt Instrument (defined below, as applicable)	March 31, 2022	December 31, 2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	193.6	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	188.8	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	77.5	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	321.8	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	27.6	29.3
Less: Debt issuance costs	(31.2)	(34.8)
	1,098.1	1,137.8
Less: Current portion of long-term debt	19.1	59.6
Long-term debt	$1,079.0	$1,078.2
2021 Financing Activity
During the first quarter of 2021, the Company completed a series of transactions to, among other things, provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity and financial flexibility. These transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange, various amendments to the Company’s existing debt agreements, and completion of a related surety transaction support agreement with the Company’s surety bond providers.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Subsequent to these transactions in the first quarter of 2021, the Company completed additional financing transactions during 2021 intended to improve its capital structure. Such transactions included the implementation of an at-the-market equity offering program pursuant to which the Company sold approximately 24.8 million shares of common stock for net cash proceeds of $269.8 million, the retirement of $270.9 million principal amount of existing debt through various open market purchases at an aggregate cost of $232.4 million, and the issuance of an aggregate 10.0 million shares of common stock in exchange for an additional $106.1 million principal amount of existing debt through multiple bilateral transactions with debt holders.
In the event of allowable open market purchases of its debt, the terms of the 2024 Peabody Notes and the letter of credit facility entered into by the Company in connection with the 2021 financing activity (Company LC Agreement) require the Company to make a mandatory repurchase offer to those debt and lien holders. In general, the repurchase offers equate to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. The open market debt repurchases completed during the three months ended December 31, 2021 necessitated a mandatory repurchase offer of up to $38.6 million of 2024 Peabody Notes, at 94.940% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offer resulted in the valid tender and purchase of $0.1 million aggregate accreted value of 2024 Peabody Notes and $30.0 million aggregate principal and commitment amounts under the Company LC Agreement during the three months ended March 31, 2022. The Company’s purchase of the principal and commitment amounts under the Company LC Agreement was effected by the posting of $28.5 million of collateral with the administrative agent and did not reduce the availability under the facility. During the three months ended March 31, 2022, the Company made no other open market purchases of its debt.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans are also subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a required offer to prepay $105.6 million of total principal resulted in the prepayment of $17.2 million of Co-Issuer Term Loans principal, $0.3 million of 2024 Co-Issuer Notes principal, and a related loss on early debt extinguishment of $0.5 million during the three months ended March 31, 2022.
The 2021 financing activity and related agreements are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on February 18, 2022.
3.250% Convertible Senior Notes due 2028
On March 1, 2022, through a private offering, the Company issued $320.0 million in aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the 2028 Convertible Notes). The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes to redeem the remaining $62.6 million of its outstanding 2024 Peabody Notes and, together with available cash, approximately $257.4 million of its outstanding 2025 Notes, and to pay related premiums, fees and expenses relating to the offering of the 2028 Convertible Notes and the redemptions. The redemption of existing notes was deemed a debt extinguishment for accounting purposes. The Company capitalized $11.2 million of debt issuance costs related to the offering and recognized a loss on early debt extinguishment of $23.0 million during the three months ended March 31, 2022.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes will bear interest from March 1, 2022 at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022. During the three months ended March 31, 2022, the Company incurred interest expense of $1.0 million related to the 2028 Convertible Notes.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2028 Convertible Notes will be convertible at the option of the holders only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2022, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the Measurement Period) in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls any 2028 Convertible Notes for redemption; and (5) at any time from, and including, September 1, 2027 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture. The initial conversion rate for the 2028 Convertible Notes will be 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of approximately $19.85 per share of the Company’s common stock. The initial conversion price represents a premium of approximately 32.5% to the $14.98 per share closing price of the Company’s common stock on February 24, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture. If certain corporate events described in the indenture occur prior to the maturity date, or the Company delivers a notice of redemption (as described below), the conversion rate will be increased for a holder who elects to convert its 2028 Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances.
The Company may not redeem the 2028 Convertible Notes prior to March 1, 2025. The Company may redeem for cash all or any portion of the 2028 Convertible Notes, at its option, on or after March 1, 2025 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2028 Convertible Notes unless at least $75 million aggregate principal amount of 2028 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. No sinking fund is provided for the 2028 Convertible Notes.
If the Company undergoes a fundamental change (as defined in the indenture), noteholders may require the Company to repurchase their 2028 Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
Margin Financing Arrangement
On March 7, 2022, the Company entered into a credit agreement, by and among the Company, as borrower, Goldman Sachs Lending Partners LLC, as administrative agent, and the lenders party thereto (the Credit Agreement). The Credit Agreement provides for a $150 million unsecured revolving credit facility (the Revolving Facility), which will mature on April 1, 2025 and bears interest at a rate of 10.0% per annum on drawn amounts.
The Revolving Facility is intended to support the Company’s near-term liquidity requirements, particularly with respect to the cash margin requirements associated with the Company’s coal derivative contracts, which fluctuate depending upon underlying market coal prices.
Concurrently with the Credit Agreement, the Company entered into an agreement with Goldman Sachs & Company LLC to act as sales agent for at-the-market equity offerings of up to $225.0 million of the Company’s common stock.
During the three months ended March 31, 2022, the Company borrowed and repaid $225.0 million under the Revolving Facility using net proceeds of $222.0 million from at-the-market issuances of 10.1 million shares of common stock and available cash. The equity offering agreement limit was reached as a result of these issuances and may not be further utilized without amendment and approval by the sales agent. The Company had no outstanding borrowings and no availability under the Revolving Facility at March 31, 2022.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Credit Agreement contains customary covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets.
Borrowings under the Revolving Facility are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of the Company’s material domestic subsidiaries (excluding any unrestricted subsidiaries).
Retirement of 2022 Notes
On March 31, 2022, the Company retired the remaining principal balance of 2022 Notes upon maturity for $23.1 million.
Interest Charges
The Company incurred total interest expense of $39.4 million and $52.4 million during the three months ended March 31, 2022 and 2021, respectively. These amounts included $13.5 million and $10.9 million, respectively, related to financial assurance instruments such as surety bonds and letters of credit, with the remainder primarily related to the Company’s funded debt.
Of total interest expense incurred during the three months ended March 31, 2022 and 2021, $3.8 million and $4.9 million, respectively, was comprised of non-cash charges primarily related to the amortization of debt issuance costs.
Cash payments for interest amounted to $37.2 million and $56.3 million during the three months ended March 31, 2022 and 2021, respectively.
The Senior Secured Term Loan is the Company’s only outstanding variable rate debt, which bore interest at LIBOR plus 2.75% per annum at March 31, 2022.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at March 31, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024.
Finance Lease Obligations
Refer to Note 9. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
(12) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension credit included the following components:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Interest cost on projected benefit obligation	$5.3	$5.1
Expected return on plan assets	(5.9)	(5.7)
Net periodic pension credit	$(0.6)	$(0.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2022, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2022 based on minimum funding requirements and does not expect to make any discretionary contributions in 2022 at this time.
In March 2022, Peabody Investments Corp., a wholly owned subsidiary of the Company, entered into a commitment agreement relating to the Peabody Investments Corp. Retirement Plan (the Plan) with The Prudential Insurance Company of America (Prudential) and Fiduciary Counselors Inc., as independent fiduciary to the Plan. Under the commitment agreement, the Plan purchased a group annuity contract (Group Annuity Contract) from Prudential for approximately $500 million and Prudential will reimburse the Plan for future benefit payments to be made to the Plan’s participants. Under the terms of this transaction, the Plan will continue to administer and pay the retirement benefits of Plan participants but will be reimbursed by Prudential for the payment of all benefits covered by the Group Annuity Contract. The purchase of the Group Annuity Contract was funded directly by the Plan’s assets. There will be no impact on the monthly retirement benefits paid to Plan participants. In addition, there will be no material impact on discretionary contributions for the Plan in 2022 or on the Company’s earnings in 2022 as a result of this transaction.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Service cost for benefits earned	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	1.7	2.9
Expected return on plan assets	(0.2)	(0.2)
Amortization of prior service credit	(13.4)	(11.0)
Net periodic postretirement benefit credit	$(11.7)	$(8.1)
In October 2021, the Company announced changes to its postretirement health care benefit plan for certain represented retirees which reduced its accumulated postretirement benefit obligation, as further described in Note 14. “Postretirement Health Care and Life Insurance Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income” and is being amortized to earnings.
The Company has established a Voluntary Employees Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA trust in 2022 and plans to utilize a portion of VEBA assets to make certain benefit payments.
(13) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the three months ended March 31, 2022:

	Foreign Currency Translation Adjustment	Prior Service Credit Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2021	$0.8	$297.1	$297.9
Reclassification from other comprehensive income to earnings	—	(13.4)	(13.4)
Current period change	1.9	—	1.9
March 31, 2022	$2.7	$283.7	$286.4
Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $13.4 million and $11.0 million during the three months ended March 31, 2022 and 2021, respectively, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Earnings per Share (EPS)
Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding. As such, the Company includes the 2028 Convertible Notes and share-based compensation awards in its potentially dilutive securities. Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
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
A conversion of the 2028 Convertible Notes may result in payment in the Company’s common stock. For diluted EPS purposes, the potentially dilutive common stock is assumed to have been converted at the beginning of the period (or at the time of issuance, if later). Since the 2028 Convertible Notes were issued on March 1, 2022, there were approximately 5.5 million shares of potentially dilutive common stock for the three months ended March 31, 2022. These potentially dilutive shares were excluded from the computation of diluted EPS for the three months ended March 31, 2022, because to do so would have been anti-dilutive as the Company reported a net loss from continuing operations during the period. In periods where the potentially dilutive common stock is included in the computation of diluted EPS, the numerator will be adjusted to add back tax adjusted interest expense related to the convertible debt.
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 1.2 million and 1.3 million for the three months ended March 31, 2022 and 2021, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(119.8)	$(77.7)
Less: Net (loss) income attributable to noncontrolling interests	(1.1)	0.4
Loss from continuing operations attributable to common stockholders	(118.7)	(78.1)
Loss from discontinued operations, net of income taxes	(0.8)	(2.0)
Net loss attributable to common stockholders	$(119.5)	$(80.1)

EPS denominator:
Weighted average shares outstanding — basic and diluted	136.2	98.4

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.87)	$(0.79)
Loss from discontinued operations	(0.01)	(0.02)
Net loss attributable to common stockholders	$(0.88)	$(0.81)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) Financial Instruments and Other Guarantees
The Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2022, such instruments included $1,484.9 million of surety bonds and $469.1 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.
In November 2020, the Company entered into a surety agreement with the providers of its surety bond portfolio to resolve previous collateral demands. In accordance with the surety agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit. The Company subsequently granted second liens on $200.0 million of certain mining equipment and is further required to post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the surety providers. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the surety agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow for the year ended December 31, 2021, additional collateral of $13.0 million was posted in January 2022 in the form of letters of credit. No such additional collateral was required for the period ended March 31, 2022.
Reclamation Bonding
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits.
At March 31, 2022, the Company’s asset retirement obligations of $724.5 million were supported by surety bonds of $1,312.1 million, as well as letters of credit issued under the Company’s receivables securitization program and the Company LC Agreement. Letters of credit issued at March 31, 2022 which served as collateral for surety bonds in support of asset retirement obligations amounted to $340.0 million.
Accounts Receivable Securitization
The Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The receivables securitization program (Securitization Program) is subject to customary events of default set forth in the Receivables Purchase Agreement. The Receivables Purchase Agreement was amended in January 2022 to extend the Securitization Program to January 2025, reduce the available funding capacity from $250.0 million to $175.0 million, and amend the relevant borrowing rate from a LIBOR-based rate to one based on Bloomberg’s Short-Term Bank Yield Index (BSBY). Such funding is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations.
Borrowings under the Securitization Program bear interest at BSBY plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At March 31, 2022, the Company had no outstanding borrowings and $161.8 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $1.6 million at March 31, 2022. The Company was required to post cash collateral under the Securitization Program of $24.7 million at March 31, 2022 and none at December 31, 2021.
The Company incurred interest and fees associated with the Securitization Program of $0.9 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit in support of reclamation bonding. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a deposit rate of 0.35% per annum on the amount of cash collateral posted in support of letters of credit, with the rate subject to increases over time. The agreement has an initial expiration date of December 31, 2025. The Company did not utilize the collateralized letter of credit facility until subsequent to March 31, 2022.
(16) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2022, purchase commitments for capital expenditures were $43.9 million, all of which is obligated within the next three years, with $35.6 million obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 23. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Litigation Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System brought a lawsuit, styled In Re Peabody Energy Corporation Securities Litigation No. 1:20-cv-08024 (PKC), against the Company and certain of its officers in the U.S. District Court for the Southern District of New York (the Court) on behalf of a putative class of shareholders (Plaintiffs) who held Company stock between April 3, 2017 and October 28, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Securities Class Action). Plaintiffs allege that the defendants made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and the events leading up to a fire at the mine, and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. On January 12, 2021, the Court appointed the Oregon Public Employees Retirement Fund as lead plaintiff. On January 25, 2021, the Court entered a scheduling order for this matter. Plaintiffs filed their amended complaint on March 19, 2021. The defendants filed a pre-motion letter on April 30, 2021 while the Plaintiffs’ response letter was filed on May 6, 2021. The defendants filed their motion to dismiss on June 7, 2021. The Plaintiffs’ opposition brief to the motion to dismiss was filed on July 22, 2021. The defendants filed their reply to Plaintiff’s opposition on August 23, 2021, completing briefing at this phase of the litigation. On March 7, 2022, the Court granted in part and denied in part the defendants’ motion to dismiss. As a result of this decision, only Plaintiffs’ allegations relating to the Company’s September 25, 2018 statements remain in the case. The Company believes the lawsuit lacks merit and intends to vigorously defend against the allegations.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On February 10, 2021, a second plaintiff (Di Fusco), putatively on behalf of the Company, filed a similar shareholder derivative lawsuit, styled Di Fusco v. Glenn Kellow, et al., Case No. 1:21-cv-00183-UNA (D. Del. filed Feb. 10, 2021), in the U.S. District Court for the District of Delaware against the directors and current and former officers of the Company, as defendants. The Company was named as a nominal defendant. This suit makes claims similar to those made in the Phelps matter, but asserts a claim for alleged misstatements in a proxy statement under Section 14(a) of the Securities and Exchange Act of 1934. In late March 2021, the parties filed a stipulation agreeing to consolidate and stay both derivative actions for judicial efficiency and cost until the Court rules on the motion to dismiss in the Securities Class Action. In light of the March 7, 2022 decision on the motion to dismiss in the Securities Class Action, the parties are discussing how to proceed with the derivative actions, which currently remained stayed. The Company also believes that the derivative actions lack merit and intends to vigorously defend against the allegations.
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
(17) Segment Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. The Company’s chief operating decision maker, defined as our Chief Executive Officer, uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance and allocate resources.
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
Reportable segment results were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Revenue:
Seaborne Thermal Mining	$251.2	$176.4
Seaborne Metallurgical Mining	321.3	87.5
Powder River Basin Mining	251.2	228.4
Other U.S. Thermal Mining	203.1	149.3
Corporate and Other	(335.4)	9.7
Total	$691.4	$651.3

Adjusted EBITDA:
Seaborne Thermal Mining	$90.5	$28.5
Seaborne Metallurgical Mining	181.0	(22.4)
Powder River Basin Mining	7.6	30.1
Other U.S. Thermal Mining	50.0	36.2
Corporate and Other	(1.6)	(11.3)
Total	$327.5	$61.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated loss from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(119.8)	$(77.7)
Depreciation, depletion and amortization	72.9	68.3
Asset retirement obligation expenses	15.0	15.9
Restructuring charges	1.6	2.1
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.6)	(1.5)
Interest expense	39.4	52.4
Net loss (gain) on early debt extinguishment	23.5	(3.5)
Interest income	(0.5)	(1.5)
Unrealized losses on derivative contracts related to forecasted sales	301.0	1.9
Unrealized (gains) losses on foreign currency option contracts	(3.3)	7.6
Take-or-pay contract-based intangible recognition	(0.7)	(1.1)
Income tax benefit	(1.0)	(1.8)
Adjusted EBITDA	$327.5	$61.1

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
Non-GAAP Financial Measures
The following discussion of the Company’s results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of its segments’ operating performance and allocate resources.
Also included in the following discussion of the Company’s results of operations are references to Revenue per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each mining segment. These metrics are used by management to measure each of its mining segments’ operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the mining segment level. The Company considers all measures reported on a per ton basis to be operating/statistical measures; however, the Company includes reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Reporting Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 2.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2021, the Company produced and sold 126.9 million and 130.1 million tons of coal, respectively, from continuing operations. At March 31, 2022, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Refer to Note 17. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of its Corporate and Other segment.
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2022 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2022 due to quality differentials and the majority of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a bi-annual, quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2022 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	March 31, 2022	April 29, 2022
Premium HCC (1)	$670.50	$357.75	$487.80	$515.00	$518.00
Premium PCI coal (1)	655.00	244.50	393.47	475.50	460.00
Newcastle index thermal coal (1)	395.59	201.54	263.75	271.06	356.03
API 5 thermal coal (1)	284.20	109.66	172.41	190.00	196.62
PRB 8,800 Btu/Lb coal (2)	27.50	17.50	21.67	17.50	15.78
Illinois Basin 11,500 Btu/Lb coal (2)	155.00	88.00	104.06	126.00	131.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the recent Russian-Ukrainian conflict and the coronavirus (COVID-19) pandemic. Furthermore, inflationary pressures have contributed to rising costs. As future developments related to the Russian-Ukrainian conflict, the COVID-19 pandemic and rising inflation are unknown, the global coal industry data for the three months ended March 31, 2022 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, the three months ended March 31, 2022 were characterized by significant volatility, primarily driven by sanctions and trade redistribution efforts following the onset of the Russian-Ukrainian conflict. Buyers in Atlantic markets are seeking to mitigate exposure to Russian coal imports, causing an upswell in demand for supply from other regions such as Australia, the U.S. and Canada. Market prices rose approximately $300 per metric tonne from January to mid-March, far exceeding prior records, before falling a similar quantum through the end of March and start of April amid scant market liquidity. Prices have once more begun increasing in April, following the European Union and Japan firming their stance and announcing total bans on Russian coal imports. This will have a particular impact on the PCI market, where Russia accounts for approximately 35% of global traded volumes. China’s unofficial ban on Australian coal remains in place and continues to disrupt traditional trade flows. Global supply remains tight and this dynamic is only intensifying with the sanctions imposed on Russian imports. The Company believes energy shortages in some markets present a risk to industrial activity but the underlying market fundamentals remain constructive.
Within the seaborne thermal coal market, the Russian-Ukrainian conflict and the subsequent ban of Russian coal by European countries has driven global thermal coal prices to record levels and high volatility during the three months ended March 31, 2022. Prior to the Russian-Ukrainian conflict, thermal coal supply was already tight due to an export ban in Indonesia in January as well as heavy rains and COVID-19 restrictions in Australia. During the three months ended March 31, 2022, Newcastle thermal coal pricing hit record levels due to concerns over a severe supply shock following the onset of the Russian-Ukrainian conflict, but pricing subsided slightly to end the quarter in the $200 per metric tonne range. In China, domestic coal production has been strong during the three months ended March 31, 2022, which has lowered import demand to start the year. In India, coal production has been elevated as well, allowing coal buyers to wait for lower thermal seaborne prices and limit imports; however stockpile levels have fallen recently. Overall, global thermal coal markets remain turbulent as supply remains tight and European coal importers look to replace Russian coal.
In the United States, overall electricity demand increased more than 3% year-over-year, positively impacted by weather. Through the three months ended March 31, 2022, electricity generation from thermal coal has declined year-over-year due to strong year-over-year comparatives in February 2021, as well as record renewable generation. Coal’s share of electricity generation has declined slightly to approximately 22% for the three months ended March 31, 2022, while wind generation’s share has increased to 11%. Coal inventories have continued to decline since December 2021, with a decline of approximately 5% or 5 million tons. During the three months ended March 31, 2022, utility consumption of PRB coal rose approximately 1% compared to the prior year period.
Financing and Liquidity Transactions
During the first quarter of 2022, Peabody issued convertible senior unsecured notes and used the proceeds of the offering to retire nearer term higher cost senior secured debt. This both lowered the Company’s borrowing rates and extended debt maturities to 2028.
High demand and tight supply for coal globally has resulted in a substantial rise in seaborne thermal coal prices, which has been amplified by the Russian-Ukrainian conflict, resulting in unprecedented upward volatility in Newcastle coal pricing since late February. As a result, Peabody posted additional cash margin of $351.6 million during the three months ended March 31, 2022 to satisfy the margin requirements for its derivative contracts.
During the quarter, the Company put in place a revolving financing facility to support near-term liquidity requirements, particularly with respect to these cash margin requirements which fluctuate depending upon the underlying market coal prices. The Company received proceeds under the revolving financing facility which were repaid in full with proceeds from the sale of shares under the at-the-market offering program.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of these financing and liquidity transactions.
Other
In March 2022, the Company entered into a joint venture with unrelated partners to form R3 Renewables LLC (R3). R3 was formed with the intent of developing various sites, including certain non-mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company’s interest in R3 is accounted for as an equity method investment. The Company contributed $2.0 million to R3 and recorded an equity loss of $1.0 million from its operations during the three months ended March 31, 2022.

In March 2022, Peabody Investments Corp., a wholly owned subsidiary of the Company, entered into a commitment agreement relating to one of its qualified pension plans (the Plan) with an insurer. Under the commitment agreement, the Plan purchased a group annuity contract for approximately $500 million and the insurer will reimburse the Plan for future benefit payments to be made to the Plan’s participants. Under the terms of this transaction, the Plan will continue to administer and pay the retirement benefits of Plan participants but will be reimbursed by the insurer for the payment of all benefits covered by the group annuity contract. Refer to Note 12. “Pension and Postretirement Benefit Costs” to the accompanying unaudited condensed consolidated financial statements for a further discussion of this transaction.
Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Summary
The Company’s revenue for the three months ended March 31, 2022 increased compared to the same period in 2021 ($40.1 million) primarily due to the impacts of higher pricing, offset by net unrealized mark-to-market losses on derivative contracts related to forecasted sales and other financial trading activity ($290.2 million).
Results from continuing operations, net of income taxes for the three months ended March 31, 2022 decreased compared to the same period in the prior year ($42.1 million), primarily due to higher operating costs and expenses ($116.4 million) which reflected inflationary pressures and increased costs for materials, services, repairs and labor related to the Company’s efforts to ramp up the operations to meet current and anticipated volumes. The results were further impacted by net losses on early debt extinguishments in the current year ($27.0 million). These unfavorable variances were offset by improved results from equity affiliates ($45.6 million), a favorable revenue variance due to higher pricing exceeding the net unrealized mark-to-market losses as described above ($40.1 million); and decreased interest expense ($13.0 million).
Adjusted EBITDA for the three months ended March 31, 2022 reflected a year-over-year increase of $266.4 million.
As of March 31, 2022, the Company’s available liquidity was approximately $842 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting the Company’s available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended March 31,		(Decrease ) Increase to Volumes
	2022	2021	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	3.8	4.1	(0.3)	(7)%
Seaborne Metallurgical Mining	1.2	1.0	0.2	20%
Powder River Basin Mining	20.6	20.7	(0.1)	—%
Other U.S. Thermal Mining	4.2	3.9	0.3	8%
Total tons sold from mining segments	29.8	29.7	0.1	—%
Corporate and Other	0.1	0.5	(0.4)	(80)%
Total tons sold	29.9	30.2	(0.3)	(1)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Revenue per Ton - Mining Operations (1)
Seaborne Thermal	$66.86	$43.36	$23.50	54%
Seaborne Metallurgical	258.43	87.47	170.96	195%
Powder River Basin	12.18	11.01	1.17	11%
Other U.S. Thermal	48.46	38.76	9.70	25%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$42.77	$36.36	$6.41	18%
Seaborne Metallurgical	112.87	109.89	2.98	3%
Powder River Basin	11.81	9.56	2.25	24%
Other U.S. Thermal	36.54	29.37	7.17	24%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$24.09	$7.00	$17.09	244%
Seaborne Metallurgical	145.56	(22.42)	167.98	749%
Powder River Basin	0.37	1.45	(1.08)	(74)%
Other U.S. Thermal	11.92	9.39	2.53	27%
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
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended March 31,		Increase (Decrease) to Revenue
	2022	2021	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$251.2	$176.4	$74.8	42%
Seaborne Metallurgical Mining	321.3	87.5	233.8	267%
Powder River Basin Mining	251.2	228.4	22.8	10%
Other U.S. Thermal Mining	203.1	149.3	53.8	36%
Corporate and Other	(335.4)	9.7	(345.1)	(3,558)%
Revenue	$691.4	$651.3	$40.1	6%
Seaborne Thermal Mining. Segment revenue increased during the three months ended March 31, 2022 compared to the same period in the prior year primarily due to favorable realized coal pricing ($110.9 million), offset by unfavorable volumes ($36.1 million) which were impacted by a longwall move at the Wambo Underground Mine, wet weather and COVID-19-related staffing shortages.
Seaborne Metallurgical Mining. Segment revenue increased during the three months ended March 31, 2022 compared to the same period in the prior year due to favorable realized coal pricing ($190.2 million) and favorable volume and mix variances ($43.6 million).
Powder River Basin Mining. Segment revenue increased during the three months ended March 31, 2022 compared to the same period in the prior year primarily due to favorable realized coal pricing ($27.2 million), partially offset by unfavorable volumes ($4.4 million).

Other U.S. Thermal Mining. Segment revenue increased during the three months ended March 31, 2022 compared to the same period in the prior year due to favorable realized pricing ($40.0 million) and favorable volumes ($13.8 million).
Corporate and Other. Segment revenue decreased during the three months ended March 31, 2022 compared to the same period in the prior year primarily due to net unrealized mark-to-market losses on derivative contracts related to forecasted coal sales and other financial trading activity ($285.3 million) and lower results from trading activities ($61.8 million).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended March 31,		Increase (Decrease) to Segment Adjusted EBITDA
	2022	2021	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$90.5	$28.5	$62.0	218%
Seaborne Metallurgical Mining	181.0	(22.4)	203.4	908%
Powder River Basin Mining	7.6	30.1	(22.5)	(75)%
Other U.S. Thermal Mining	50.0	36.2	13.8	38%
Corporate and Other	(1.6)	(11.3)	9.7	86%
Adjusted EBITDA (1)	$327.5	$61.1	$266.4	436%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2022 compared to the same period in the prior year as a result of higher realized net coal pricing ($102.3 million), partially offset by unfavorable operational costs ($40.5 million) resulting from the longwall move at the Wambo Underground Mine, the impacts of wet weather, COVID-19-related staffing shortages and inflationary pressures.
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2022 compared to the same period in the prior year due to higher realized net coal pricing ($176.3 million) and cost improvements at certain mines ($23.4 million).
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2022 compared to the same period in the prior year due to higher costs for materials, services, repairs and labor ($29.5 million) related to efforts to ramp up the operations to meet current and anticipated volumes and the unfavorable impacts of higher commodity pricing ($14.7 million), both of which were also impacted by inflationary pressures. These decreases were partially offset by higher realized net coal pricing ($27.3 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2022 compared to the same period in the prior year due to higher realized net coal pricing ($41.6 million) and favorable volumes ($6.7 million). These increases were offset by higher costs for materials, services, repairs and labor ($24.4 million) related to efforts to ramp up the operations to meet current and anticipated volumes and the unfavorable impacts of higher commodity pricing ($10.0 million), both of which were also impacted by inflationary pressures.

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended March 31,		Increase (Decrease) to Adjusted EBITDA
	2022	2021	$	%
	(Dollars in millions)
Middlemount (1)	$45.1	$(2.3)	$47.4	2,061%
Resource management activities (2)	3.5	0.4	3.1	775%
Selling and administrative expenses	(23.1)	(21.7)	(1.4)	(6)%
Other items, net (3)	(27.1)	12.3	(39.4)	(320)%
Corporate and Other Adjusted EBITDA	$(1.6)	$(11.3)	$9.7	86%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $45.0 million and $11.7 million during the three months ended March 31, 2022 and 2021, respectively.
(2)Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the North Goonyella Mine and expenses related to the Company’s other commercial activities.
Corporate and Other Adjusted EBITDA benefited during the three months ended March 31, 2022 compared to the same period in the prior year from a favorable variance in Middlemount’s results ($47.4 million) due to the impact of higher sales pricing. This benefit was largely offset by unfavorable trading results ($41.9 million).
Loss From Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended March 31,		Increase (Decrease) to Income
	2022	2021	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$327.5	$61.1	$266.4	436%
Depreciation, depletion and amortization	(72.9)	(68.3)	(4.6)	(7)%
Asset retirement obligation expenses	(15.0)	(15.9)	0.9	6%
Restructuring charges	(1.6)	(2.1)	0.5	24%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	0.6	1.5	(0.9)	(60)%
Interest expense	(39.4)	(52.4)	13.0	25%
Net (loss) gain on early debt extinguishment	(23.5)	3.5	(27.0)	(771)%
Interest income	0.5	1.5	(1.0)	(67)%
Unrealized losses on derivative contracts related to forecasted sales	(301.0)	(1.9)	(299.1)	(15,742)%
Unrealized gains (losses) on foreign currency option contracts	3.3	(7.6)	10.9	143%
Take-or-pay contract-based intangible recognition	0.7	1.1	(0.4)	(36)%
Income tax benefit	1.0	1.8	(0.8)	(44)%
Loss from continuing operations, net of income taxes	$(119.8)	$(77.7)	$(42.1)	(54)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2022	2021	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(24.0)	$(21.1)	$(2.9)	(14)%
Seaborne Metallurgical Mining	(19.9)	(16.5)	(3.4)	(21)%
Powder River Basin Mining	(10.5)	(9.6)	(0.9)	(9)%
Other U.S. Thermal Mining	(15.7)	(17.2)	1.5	9%
Corporate and Other	(2.8)	(3.9)	1.1	28%
Total	$(72.9)	$(68.3)	$(4.6)	(7)%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its mining segments:

	Three Months Ended March 31,
	2022	2021
Seaborne Thermal Mining	$2.48	$1.87
Seaborne Metallurgical Mining	2.12	1.00
Powder River Basin Mining	0.33	0.23
Other U.S. Thermal Mining	1.17	1.12
Depreciation, depletion and amortization expense increased during the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increased depletion. The increase in the weighted-average depletion rate per ton for the Seaborne Thermal Mining segment during the three months ended March 31, 2022 compared to the same period in the prior year reflects the impact of the transition to the United Wambo Joint Venture. The increase in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the three months ended March 31, 2022 compared to the same period in the prior year reflects the volume and mix variances which impacted the Company’s revenue as described above.
Interest Expense. The decrease in interest expense during the three months ended March 31, 2022 was primarily driven by prior year fees related to a series of refinancing transactions completed by the Company ($10.6 million) as further described in Note 11. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2021.
Net (Loss) Gain on Early Debt Extinguishment. The loss recognized during the three months ended March 31, 2022 was primarily related to the redemption of existing notes during the period as further discussed in Note 11. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
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

Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2022	2021	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(119.8)	$(77.7)	$(42.1)	(54)%
Loss from discontinued operations, net of income taxes	(0.8)	(2.0)	1.2	60%
Net loss	(120.6)	(79.7)	(40.9)	(51)%
Less: Net (loss) income attributable to noncontrolling interests	(1.1)	0.4	(1.5)	(375)%
Net loss attributable to common stockholders	$(119.5)	$(80.1)	$(39.4)	(49)%
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended March 31,		(Decrease) Increase to EPS
	2022	2021	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.87)	$(0.79)	$(0.08)	(10)%
Loss from discontinued operations	(0.01)	(0.02)	0.01	50%
Net loss attributable to common stockholders	$(0.88)	$(0.81)	$(0.07)	(9)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 136.2 million and 98.4 million for the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(119.8)	$(77.7)
Depreciation, depletion and amortization	72.9	68.3
Asset retirement obligation expenses	15.0	15.9
Restructuring charges	1.6	2.1
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.6)	(1.5)
Interest expense	39.4	52.4
Net loss (gain) on early debt extinguishment	23.5	(3.5)
Interest income	(0.5)	(1.5)
Unrealized losses on derivative contracts related to forecasted sales	301.0	1.9
Unrealized (gains) losses on foreign currency option contracts	(3.3)	7.6
Take-or-pay contract-based intangible recognition	(0.7)	(1.1)
Income tax benefit	(1.0)	(1.8)
Total Adjusted EBITDA	$327.5	$61.1

Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Operating costs and expenses	$699.0	$582.6
Unrealized gains (losses) on foreign currency option contracts	3.3	(7.6)
Take-or-pay contract-based intangible recognition	0.7	1.1
Net periodic benefit credit, excluding service cost	(12.2)	(8.7)
Total Reporting Segment Costs	$690.8	$567.4
The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Seaborne Thermal Mining	$160.7	$147.9
Seaborne Metallurgical Mining	140.3	109.9
Powder River Basin Mining	243.6	198.3
Other U.S. Thermal Mining	153.1	113.1
Corporate and Other	(6.9)	(1.8)
Total Reporting Segment Costs	$690.8	$567.4
The following tables present tons sold, revenue, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended March 31, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	3.8	1.2	20.6	4.2

Revenue	$251.2	$321.3	$251.2	$203.1
Reporting Segment Costs	160.7	140.3	243.6	153.1
Adjusted EBITDA	$90.5	$181.0	$7.6	$50.0

Revenue per Ton	$66.86	$258.43	$12.18	$48.46
Costs per Ton	42.77	112.87	11.81	36.54
Adjusted EBITDA Margin per Ton	$24.09	$145.56	$0.37	$11.92

	Three Months Ended March 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.1	1.0	20.7	3.9

Revenue	$176.4	$87.5	$228.4	$149.3
Reporting Segment Costs	147.9	109.9	198.3	113.1
Adjusted EBITDA	$28.5	$(22.4)	$30.1	$36.2

Revenue per Ton	$43.36	$87.47	$11.01	$38.76
Costs per Ton	36.36	109.89	9.56	29.37
Adjusted EBITDA Margin per Ton	$7.00	$(22.42)	$1.45	$9.39
Free Cash Flow is defined as net cash (used in) provided by operating activities less net cash provided by (used in) investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(273.7)	$71.0
Net cash provided by (used in) investing activities	35.2	(93.2)
Free Cash Flow	$(238.5)	$(22.2)
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory matters subsequent to December 31, 2021. Information regarding the Company’s regulatory matters is outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2021.
Regulatory Matters - U.S.
National Ambient Air Quality Standards (NAAQS). The Clean Air Act (CAA) requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone standards promulgated in 2015, including current secondary standards, and subsequently promulgated final standards to this effect. Fifteen states and other petitioners have filed a petition for review of the rule in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The litigation is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
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
On March 11, 2022, the EPA announced their Clean Air Act ‘good neighbor’ proposed rule. The rule would double the number of covered states, set first-time limits on certain industrial source plant boilers and require daily limits on emissions from large coal-fired power plants. The EPA estimates that by 2026 the compliance cost will be $1.1 billion.
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

Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. In 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine particle pollution in other states. In 2016, the EPA published the final CSAPR Update Rule which imposed additional reductions in nitrogen oxides (NOx) beginning in 2017 in 22 states subject to CSAPR. This rule was subsequently remanded back to the EPA. Wisconsin v. EPA, 938 F.3d 303.
In April 2021, the EPA published a final rule in the Federal Register to address the D.C. Circuit remand. This rule imposed further reductions of NOx emissions in 12 states that were subject to the original 2016 rule, which was based on the 2008 ozone standard.
In the same rule, the EPA determined that 9 states did not significantly contribute to downwind nonattainment and/or maintenance issues and therefore did not require additional emission reductions. The EPA subsequently issued Federal Implementation Plans (FIPs) to lower state ozone season NOx budgets in 2021 to 2024 in the affected states. A petition for review challenging the 2021 rule has been filed in the D.C. Circuit and briefing in this litigation has been completed, but this does not stay the effectiveness of the rule.
In addition, on February 28, 2022, the EPA released a proposed rule for additional FIPs to address interstate air pollution from fossil-fuel power plants in 25 states and certain industrial sources in 23 states. This rule is based on the more stringent 2015 ozone NAAQS and would, if finalized, affect some of the states covered by previous rules, but also include several new states, including states in the western United States.
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
In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate HAP emissions from coal- and oil-fired power plants. This rule also finalized residual risk and technology review standards for the coal- and oil-fired electricity utility generating units source category. Both actions were challenged in the D.C. Circuit but this litigation was placed in abeyance. On February 9, 2022 the EPA proposed a rule to revoke the 2020 finding and to reaffirm the agency’s 2016 finding that it remains “appropriate and necessary” to regulate HAP emissions from coal- and oil-fired powerplants under Clean Air Act section 112. In the same proposal, the EPA is also soliciting comments on the performance and cost of new or improved technologies to control HAPs from these powerplants as part of the agency’s review of related residual risk and technology review standards.
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
States are empowered to develop and apply water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Standards vary from state to state. Additionally, through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. The EPA issued a final rule in 2020 that could limit state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. That rule was temporarily vacated by a district court, but a Supreme Court order on April 7, 2022, effectively reinstated the rule. The EPA, however, plans to issue another proposal in 2022 that would supersede the 2020 rule.
Regulatory Matters - Australia
The outcome of Australia’s federal election on May 21, 2022 has the potential to impact federal environmental, taxation, labor market and other legislation governing Australian mining operations.

On March 15, 2022, the Full Court of the Federal Court of Australia overturned the decision in Sharma v Minister for the Environment [2021] FCA 560 (Sharma), a case which found in 2021 that the Federal Minister for the Environment had a duty to avoid causing personal injury or death to children in Australia as a result of carbon emissions when deciding an application to approve a coal mine expansion. In light of this decision, the Minister no longer must consider the effects of carbon emissions when assessing referrals under the Environment Protection and Biodiversity Conservation Act 1999. However, an application by Sharma for special leave to appeal to the High Court of Australia remains probable, and the duty could be reinstated.
As part of the Queensland Government’s 2019-20 Budget, it committed to freeze royalty rates on coal and minerals for three years provided companies voluntarily contribute to the Resources Community Infrastructure Fund. The royalty freeze is due to end in June 2022 and the Queensland Government has not established a replacement rate.
The New South Wales Mining and Geoscience Department will be undertaking consultation with respect to the manner for calculating mining royalties in New South Wales between April and June 2022 as part of a proposed redraft of the Mining Royalties (COAL) – Ministerial Determination under Section 283(5) of the Mining Act 1992.
Risks Related to Global Climate Change
Peabody recognizes that climate change is occurring and that human activity, including the use of fossil fuels, contributes to greenhouse gas (GHG) emissions. The Company’s largest contribution to GHG emissions occurs indirectly, through the coal used by its customers in the generation of electricity and the production of steel (Scope 3). To a lesser extent, the Company directly and indirectly contributes to GHG emissions from various aspects of its mining operations, including from the use of electrical power and combustible fuels, as well as from the fugitive methane emissions associated with coal mines and stockpiles (Scopes 1 and 2).
Peabody’s board of directors and management believe that coal is essential to affordable, reliable energy and will continue to play a significant role in the global energy mix for the foreseeable future. Peabody views technology as vital to advancing global climate change solutions, and the company supports advanced coal technologies to drive continuous improvement toward the ultimate goal of net-zero emissions from coal.
The board of directors has ultimate oversight for climate-related risk and opportunity assessments, and has delegated certain aspects of these assessments to subject matter committees of the board. In addition, the board and its committees are provided regular updates on major risks and changes, including climate-related matters. The senior management team champions the strategic objectives set forth by the board of directors and Peabody’s global workforce turns those objectives into meaningful actions.
Management believes that the Company’s external communications, including environmental regulatory filings and public notices, SEC filings, its annual Environmental, Social and Governance (ESG) Report, its website and various other stakeholder-focused publications provide a comprehensive picture of the Company’s material risks and progress. All such communications are subject to oversight and review protocols established by Peabody’s board of directors and executive leadership team.
The Company faces risks from both the global transition to a net-zero emissions economy and the potential physical impacts of climate change. Such risks may involve financial, policy, legal, technological, reputational and other impacts as the Company meets various mitigation and adaptation requirements.

The transition to a net-zero emissions economy is driven by many factors, including, but not limited to, legislative and regulatory rulemaking processes, campaigns undertaken by non-governmental organizations to minimize or eliminate the use of coal as a source of electricity generation, and the ESG-related policies of financial institutions and other private companies. The Company has experienced, or may in the future experience, negative effects on its results of operations due to the following specific risks as a result of such factors:
•Reduced utilization or closure of existing coal-fired electricity generating plants;
•Electricity generators switching from coal to alternative fuels, when feasible;
•Increased costs associated with regulatory compliance;
•Unfavorable impact of regulatory compliance on supply and demand fundamentals, such as limitations on financing or construction of new coal-fueled power stations;
•Uncertainty and inconsistency in rulemaking processes related to periodic governmental administrative and policy changes;
•Unfavorable costs of capital and access to financial markets and products due to the policies of financial institutions;
•Disruption to operations or markets due to anti-coal activism and litigation; and
•Reputational damage associated with involvement in GHG emissions.
With respect to the potential or actual physical impacts of climate change, the Company has identified the following specific risks:
•Disruption to water supplies vital to mining operations;
•Disruption to transportation and other supply chain activities;
•Damage to the Company’s, customers’ or suppliers’ plant and equipment, or third-party infrastructure, resulting from weather events or changes in environmental trends and conditions; and
•Electrical grid failures and power outages.
While the Company faces numerous risks associated with the transition to a net-zero emissions economy and the physical impacts of climate change, certain opportunities may also emerge, such as:
•Heightened emphasis among multiple stakeholders to develop high-efficiency, low-emissions (HELE) technologies and carbon capture, use and storage (CCUS) technologies;
•Increased steel demand related to construction and other infrastructure projects related to climate change concerns; and
•The relative expense and reliability of renewable energy sources compared to coal may encourage support for balanced-source energy policies and regulations.
Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to GHG emissions, including emissions of carbon dioxide from coal combustion by power plants. There have been significant developments in federal and state legislation and regulation and international accords regarding climate change. Such developments are described within Part I, Item 1. “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The enactment of future laws or the passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on Peabody of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement. The Company believes HELE and CCUS technologies should be part of the solution to achieve substantial reductions in GHG emissions and should be broadly supported and encouraged, including through eligibility for public funding from national and international sources. In addition, CCUS merits targeted deployment incentives, like those provided to other low-emission sources of energy.
From time to time, the Company’s board of directors and management attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require significant assumptions as to the specific provisions of such potential laws, regulations and policies which sometimes show that if implemented in the manner assumed by the analyses, the potential laws, regulations and policies could result in material adverse impacts on the Company’s operations, financial condition or cash flows. Such analyses cannot be relied upon to reasonably predict the quantitative impact that future laws, regulations or other policies may have on the Company’s results of operations, financial condition or cash flows.
On March 21, 2022, the SEC proposed rules that would require public companies to disclose extensive climate-related information in certain SEC filings. Specifically, the proposed rules would add new Subpart 1500 to Regulation S-K and new Article 14 to Regulation S-X to require disclosure of climate-related risks that are reasonably likely to have a material impact on a public company’s business, results of operations, or financial condition; GHG emissions associated with a public company that includes, in many cases, an attestation report by a GHG emissions attestation provider; and climate-related financial metrics to be included in a company’s audited financial statements. The Company is currently assessing the potential impact of the proposed rules. The proposal is open for public comment through at least May 21, 2022.
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

Liquidity
As of March 31, 2022, the Company’s cash balances totaled $823.3 million, including approximately $331 million held by U.S. subsidiaries, $473 million held by Australian subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. The Australian subsidiaries that conduct the operations of the Wilpinjong Mine held cash of approximately $213 million at March 31, 2022. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the first quarter of 2022, the Company repatriated approximately $200 million. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity declined from $995.9 million as of December 31, 2021 to $841.5 million as of March 31, 2022. Available liquidity was comprised of the following:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Cash and cash equivalents	$823.3	$954.3
Credit facility availability	16.6	15.3
Accounts receivable securitization program availability	1.6	26.3
Total liquidity	$841.5	$995.9
Subsequent to March 31, 2022, the Company executed an amendment to its credit facility to reduce its capacity by approximately $17 million and to make allowable certain previously restricted payments for joint venture investments. The amendment creates an investment basket which allows payments of $30.0 million per year specifically limited to investment in renewable energy-related projects. Unused portions of the basket carryover from year-to-year, and the total amount of investment will further reduce the credit facility capacity by a like amount, or a minimum of $10.0 million per year, through the maturity of the credit facility. The Company has no contractual commitment for such joint venture investment.
Margin Requirements
From time to time, the Company enters into hedging arrangements, including economic hedging arrangements, to manage various risks, including coal price volatility. Most hedging arrangements require the Company to post margin with its clearing broker based on the value of the related instruments and other credit factors. If the fair value of its exchange-cleared hedge portfolio moves significantly, the Company could be required to post additional margin, which could negatively impact its liquidity.
At March 4, 2022, the Company held coal derivative contracts in aggregate of 2.3 million metric tons. The majority of these contracts were entered into in the first half of 2021 and related to 1.9 million metric tons of production at the Wambo Underground Mine in the Company’s Seaborne Thermal Mining segment, which were expected to be mined and settled at a rate of 1.2 million metric tons in 2022 and 0.7 million metric tons in 2023. These hedge contracts were put in place to support the profitability of the mine, securing anticipated average prices of $84 per metric ton through mid-2023. The remaining hedges relate to brokered coal transactions and other blending and optimization activities, which will settle throughout 2022.
High demand and tight supply for coal globally has resulted in a substantial rise in seaborne thermal coal prices, which has been amplified by the Russian-Ukrainian conflict resulting in unprecedented upward volatility in Newcastle coal pricing since late February. The Newcastle financial price for March closed at $419.50 per metric ton on March 4, 2022, which was 148% above the closing index price of $169.17 per metric ton on December 31, 2021. As a result, the Company’s total initial and variation margin requirements reached approximately $750 million during March 2022, and were $481.7 million at March 31, 2022. Margin is returned to the Company upon reductions in the underlying market coal price or, absent such reductions, cash is recovered as the Company delivers coal into the market at spot prices.
Of the Company's total expected 2022 export sales from its Seaborne Thermal Mining segment, approximately 6% is hedged and approximately 53% is unpriced. The unpriced volume will benefit if the current pricing environment persists.

On March 7, 2022, the Company entered into a credit agreement, by and among the Company, as borrower, Goldman Sachs Lending Partners LLC, as administrative agent, and the lenders party thereto (the Credit Agreement). The Credit Agreement provides for a $150 million unsecured revolving credit facility (the Revolving Facility), which will mature on April 1, 2025 and bears interest at a rate of 10.0% per annum on drawn amounts. The Revolving Facility is intended to support the Company’s near-term liquidity requirements, particularly with respect to the cash margin requirements associated with the Company’s coal derivative contracts.
Concurrently with the Credit Agreement, the Company entered into an agreement with Goldman Sachs & Company LLC to act as sales agent for at-the-market equity offerings of up to $225.0 million of the Company’s common stock.
During the three months ended March 31, 2022, the Company borrowed and repaid $225.0 million under the Revolving Facility using net proceeds of $222.0 million from at-the-market issuances of 10.1 million shares of common stock and available cash. The equity offering agreement limit was reached as a result of these issuances and may not be further utilized without amendment and approval by the sales agent. The Company had no outstanding borrowings and no availability under the Revolving Facility at March 31, 2022.
To reduce exposure to additional margin requirements, subsequent to March 31, 2022, the Company converted 0.8 million metric tons of financial hedges into fixed price physical sales over the next 12 months. With these transactions, 1.4 million metric tons remain outstanding with 0.9 million metric tons projected to settle over the remainder of 2022. On April 29, 2022, the Company had $535.9 million of margin posted. For additional information regarding the Company’s coal derivative contracts and related margin requirements, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report.
Indebtedness
The Company’s total funded indebtedness (Indebtedness) as of March 31, 2022 and December 31, 2021 is presented in the table below.

Debt Instrument (defined below, as applicable)	March 31, 2022	December 31, 2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	193.6	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	188.8	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	77.5	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	321.8	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	27.6	29.3
Less: Debt issuance costs	(31.2)	(34.8)
	1,098.1	1,137.8
Less: Current portion of long-term debt	19.1	59.6
Long-term debt	$1,079.0	$1,078.2
The Company’s Indebtedness will require estimated principal and interest payments, assuming interest rates in effect at March 31, 2022, of approximately $60 million during the nine months ending December 31, 2022, and approximately $70 million in 2023, $455 million in 2024, $405 million in 2025, and $355 million thereafter.
Cash payments for interest related to the Company’s Indebtedness and financial assurance instruments amounted to $37.2 million and $56.3 million during the three months ended March 31, 2022 and 2021, respectively.
2021 Financing Activity
During the first quarter of 2021, the Company completed a series of transactions to, among other things, provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity and financial flexibility. These transactions included a senior notes exchange and related consent solicitation, a revolving credit facility exchange, various amendments to the Company’s existing debt agreements, and completion of a related surety transaction support agreement with the Company’s surety bond providers.

Subsequent to these transactions in the first quarter of 2021, the Company completed additional financing transactions during 2021 intended to improve its capital structure. Such transactions included the implementation of an at-the-market equity offering program pursuant to which the Company sold approximately 24.8 million shares of common stock for net cash proceeds of $269.8 million, the retirement of $270.9 million principal amount of existing debt through various open market purchases at an aggregate cost of $232.4 million, and the issuance of an aggregate 10.0 million shares of common stock in exchange for an additional $106.1 million principal amount of existing debt through multiple bilateral transactions with debt holders.
In the event of allowable open market purchases of its debt, the terms of the 2024 Peabody Notes and the letter of credit facility entered into by the Company in connection with the 2021 financing activity (Company LC Agreement) require the Company to make a mandatory repurchase offer to those debt and lien holders. In general, the repurchase offers equate to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. The open market debt repurchases completed during the three months ended December 31, 2021 necessitated a mandatory repurchase offer of up to $38.6 million of 2024 Peabody Notes, at 94.940% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offer resulted in the valid tender and purchase of $0.1 million aggregate accreted value of 2024 Peabody Notes and $30.0 million aggregate principal and commitment amounts under the Company LC Agreement during the three months ended March 31, 2022. The Company’s purchase of the principal and commitment amounts under the Company LC Agreement was effected by the posting of $28.5 million of collateral with the administrative agent and did not reduce the availability under the facility. During the three months ended March 31, 2022, the Company made no other open market purchases of its debt.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans are also subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a required offer to prepay $105.6 million of total principal resulted in the prepayment of $17.2 million of Co-Issuer Term Loans principal, $0.3 million of 2024 Co-Issuer Notes principal, and a related loss on early debt extinguishment of $0.5 million during the three months ended March 31, 2022.
The 2021 financing activity and related agreements are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on February 18, 2022.
Retirement of 2022 Notes
On March 31, 2022, the Company retired the remaining principal balance of 2022 Notes upon maturity for $23.1 million.
3.250% Convertible Senior Notes due 2028
On March 1, 2022, through a private offering, the Company issued $320.0 million in aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the 2028 Convertible Notes). The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes to redeem the remaining $62.6 million of its outstanding 2024 Peabody Notes and, together with available cash, approximately $257.4 million of its outstanding 2025 Notes, and to pay related premiums, fees and expenses relating to the offering of the 2028 Convertible Notes and the redemptions. The redemption of existing notes was deemed a debt extinguishment for accounting purposes. The Company capitalized $11.2 million of debt issuance costs related to the offering and recognized a loss on early debt extinguishment of $23.0 million during the three months ended March 31, 2022.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes will bear interest from March 1, 2022 at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022. During the three months ended March 31, 2022, the Company incurred interest expense of $1.0 million related to the 2028 Convertible Notes.

The 2028 Convertible Notes will be convertible at the option of the holders only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2022, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the Measurement Period) in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls any 2028 Convertible Notes for redemption; and (5) at any time from, and including, September 1, 2027 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture. The initial conversion rate for the 2028 Convertible Notes will be 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of approximately $19.85 per share of the Company’s common stock. The initial conversion price represents a premium of approximately 32.5% to the $14.98 per share closing price of the Company’s common stock on February 24, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture. If certain corporate events described in the indenture occur prior to the maturity date, or the Company delivers a notice of redemption (as described below), the conversion rate will be increased for a holder who elects to convert its 2028 Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances.
The Company may not redeem the 2028 Convertible Notes prior to March 1, 2025. The Company may redeem for cash all or any portion of the 2028 Convertible Notes, at its option, on or after March 1, 2025 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2028 Convertible Notes unless at least $75 million aggregate principal amount of 2028 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. No sinking fund is provided for the 2028 Convertible Notes.
If the Company undergoes a fundamental change (as defined in the indenture), noteholders may require the Company to repurchase their 2028 Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at March 31, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. The Company’s restricted subsidiaries’ relevant liquidity amounted to $610.0 million at March 31, 2022.
Accounts Receivable Securitization Program
As described in Note 15. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in January 2022 to extend its maturity to January 2025 and reduce the available funding capacity from $250.0 million to $175.0 million, which better aligns with the current average borrowing base. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At March 31, 2022, the Company had no outstanding borrowings and $161.8 million of letters of credit issued under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was required to post $24.7 million of cash collateral under the Securitization Program at March 31, 2022.

Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the three months ended March 31, 2022 and 2021, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(273.7)	$71.0
Net cash provided by (used in) investing activities	35.2	(93.2)
Net cash provided by (used in) financing activities	132.2	(63.3)
Net change in cash, cash equivalents and restricted cash	(106.3)	(85.5)
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2
Cash, cash equivalents and restricted cash at end of period	$848.0	$623.7

Net cash (used in) provided by operating activities	$(273.7)	$71.0
Net cash provided by (used in) investing activities	35.2	(93.2)
Free Cash Flow	$(238.5)	$(22.2)
Operating Activities. The increase in net cash used in operating activities for the three months ended March 31, 2022 compared to the same period in the prior year was driven by a year-over-year increase in cash utilized to satisfy the margin requirements associated with derivative financial instruments ($351.6 million).
Investing Activities. The increase in net cash provided by investing activities for the three months ended March 31, 2022 compared to the same period in the prior year was driven by higher distributions from related parties and joint ventures, on a net basis ($55.2 million), higher cash receipts from the Company’s equity method investments ($44.9 million), and lower capital expenditures and payments of capital accruals ($25.0 million).
Financing Activities. The increase in net cash provided by financing activities for the three months ended March 31, 2022 compared to the same period in the prior year was driven by cash proceeds from long-term debt and common stock issuances ($545.0 million and $222.0 million, respectively), partially offset by higher repayments of debt principal ($559.7 million) and higher distributions to non-controlling interests ($13.7 million).
Off-Balance-Sheet Arrangements
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2022, such instruments included $1,484.9 million of surety bonds and $469.1 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its condensed consolidated balance sheets.

As of March 31, 2022, the Company was party to financial instruments with off-balance-sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,312.1	$42.1	$81.6	$30.9	$18.2	$1,484.9
Letters of credit outstanding under letter of credit facility	206.0	89.2	7.1	5.0	—	307.3
Letters of credit outstanding under accounts receivable securitization program	134.0	17.7	10.1	—	—	161.8
	1,652.1	149.0	98.8	35.9	18.2	1,954.0
Less: Letters of credit in support of surety bonds (4)	(332.6)	(30.2)	(2.4)	(1.2)	—	(366.4)
Less: Cash collateral in support of surety bonds (4)	(15.0)	—	—	—	—	(15.0)
Obligations supported, net	$1,304.5	$118.8	$96.4	$34.7	$18.2	$1,572.6
(1)    Obligations include pension and health care plans, workers’ compensation, and property and casualty insurance
(2)    Obligations pertain to customer and vendor contracts
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers. The Company has also posted $9.1 million in incremental collateral directly with the beneficiary that is not supported by a surety bond.
Financial assurances associated with new reclamation bonding requirements, surety bonds or other obligations may require additional collateral in the form of cash or letters of credit causing a decline in the Company’s liquidity.
As described in Note 15. “Financial Instruments and Other Guarantees” in the accompanying unaudited condensed consolidated financial statements, the Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. Self-bonding in the U.S. has become increasingly restricted in recent years, leading to the Company’s increased usage of surety bonds and similar third-party instruments. This change in practice has had an unfavorable impact on its liquidity due to increased collateral requirements and surety and related fees.
At March 31, 2022, the Company had total asset retirement obligations of $724.5 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Guarantees and Other Financial Instruments with Off-Balance-Sheet Risk. See Note 15. “Financial Instruments and Other Guarantees” in the Company’s unaudited condensed consolidated financial statements for a discussion of its accounts receivable securitization program and guarantees and other financial instruments with off-balance-sheet risk.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based upon its financial statements, which have been prepared in accordance with U.S. GAAP. The Company is also required under U.S. GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

At March 31, 2022, the Company identified certain assets with an aggregate carrying value of approximately $0.5 billion in its Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of March 31, 2022 and determined that no impairment charges were necessary as of that date.
The Company’s critical accounting policies and estimates are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s critical accounting policies remain unchanged at March 31, 2022, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
As of March 31, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 1.6 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 1.3 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 0.6 million tonnes will settle during the nine months ending December 31, 2022 and 0.7 million tonnes will settle during 2023 at expected average pricing of approximately $84 per tonne (Newcastle index). The Newcastle thermal coal index was $271.06 per tonne on March 31, 2022, and the Company had posted $332.0 million of variation margin for the related derivative contracts at such date. A change in the Newcastle forward curve of $100 per tonne would increase or decrease the Company’s variation margin requirement by approximately $134 million and result in comparable unrealized gains or losses.
To reduce exposure to additional margin requirements, the Company converted 0.8 million metric tons of financial hedges into fixed price physical sales over the next 12 months. With these transactions, 1.4 million metric tons remain outstanding with 0.9 million metric tons projected to settle over the remainder of 2022.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2022, the Company had currency options outstanding with an aggregate notional amount of $705.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending December 31, 2022. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $160 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2022, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $105 million for the next twelve months.
Diesel Fuel Price Risk
Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of March 31, 2022, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
The Company expects to consume 95 to 105 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $24 million based on its expected usage.

Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to various legal and regulatory proceedings. For a description of its significant legal proceedings refer to Note 4. “Discontinued Operations” and Note 16. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Part I, Item 1A. “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022. In addition to the other information set forth in this Quarterly Report, including the information presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filing, which could materially affect the Company’s results of operations, financial condition and liquidity.
Factors that could affect the Company’s results or an investment in the Company’s securities include, but are not limited to:
•the Company’s profitability depends upon the prices it receives for its coal;
•if a substantial number of the Company’s long-term coal supply agreements, including those with its largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, its revenue and operating profits could suffer if the Company is unable to find alternate buyers willing to purchase its coal on comparable terms to those in its contracts;
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

•concerns about the impacts of coal combustion on global climate are increasingly leading to conditions that have affected and could continue to affect demand for the Company’s products or its securities and its ability to produce, including increased governmental regulation of coal combustion and unfavorable investment decisions by electricity generators;
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
•the Company’s future success depends upon its ability to continue acquiring and developing coal reserves and resources that are economically recoverable;
•the Company faces numerous uncertainties in estimating its coal reserves and resources and inaccuracies in its estimates could result in lower than expected revenue, higher than expected costs and decreased profitability;
•joint ventures, partnerships or non-managed operations may not be successful and may not comply with the Company’s operating standards;
•the Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemic or other widespread illnesses and the related effects on public health;
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
•the future payment of dividends on Peabody’s stock or future repurchases of its stock is dependent on a number of factors and cannot be assured;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
The Company suspended dividends in 2020. During the fourth quarter of 2020, the Company entered into a transaction support agreement with its surety bond providers which prohibits the payment of dividends through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025) unless otherwise agreed to by the parties to the agreement. Additionally, restrictive covenants in its credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to pay cash dividends.
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
Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program), which was eventually expanded to $1.5 billion during 2018. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2022, the Company has repurchased 41.5 million shares of its common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
The Company suspended share repurchases in 2019, and similar to the payment of dividends as described above, the same agreement with its surety bond providers prohibits share repurchases through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025) unless otherwise agreed to by the parties to the agreement. Additionally, restrictive covenants in its credit facility and in the indentures governing its senior secured notes also limit the Company’s ability to repurchase shares. Prior to the suspension, repurchases were made at the Company’s discretion. The specific timing, price and size of purchases depended upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time the repurchases were made.
Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. Through March 31, 2022, the Company has sold approximately 24.8 million shares for net cash proceeds of $269.8 million. No sales were made under this at-the-market equity offering program during the three months ended March 31, 2022, leaving approximately 7.7 millions shares available for sale.
On March 7, 2022, the Company entered into an at-the-market equity offering program pursuant to which the Company could offer and sell shares of its common stock having an aggregate gross sales price of up of $225 million. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated March 7, 2022 relating to the offer and sale of the shares. During the three months ended March 31, 2022, the Company sold approximately 10.1 million shares for net proceeds of $222.0 million, thereby concluding this at-the-market equity offering program.

Through March 31, 2022, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes in which the Company issued an aggregate 10.0 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes. No bilateral transactions were completed during the three months ended March 31, 2022. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2022	153,389	$10.44	—	$160.5
February 1 through February 28, 2022	20,521	17.43	—	160.5
March 1 through March 31, 2022	—	—	—	160.5
Total	173,910	11.27	—
(1)Shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
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

4.1
Indenture, dated as of March 1, 2022, between Peabody Energy Corporation and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2022).

4.2	Form of 3.250% Convertible Senior Notes due 2028 (included in Exhibit 4.1).

10.1
Eighth Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of January 28, 2022, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, PNC Bank, National Association, as Administrator and as LC Bank and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2022).

10.2
Agreement for Irrevocable Standby Letters of Credit, dated as of February 17, 2022, between Peabody and Goldman Sachs Bank USA (Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2022).

10.3
Credit Agreement, dated March 7, 2022, by and among Peabody Energy Corporation, as borrower, Goldman Sachs Lending Partners LLC, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2022).

10.4†++	Commitment Agreement, dated March 23, 2022, by and among Peabody Investments Corp., The Prudential Insurance Company of America and Fiduciary Counselors Inc.

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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer.

95†	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Filed herewith.
++	Portions of this exhibit (indicated therein by asterisk) have been omitted for confidential treatment.
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

PEABODY ENERGY CORPORATION
Date:	May 5, 2022	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)