Form 10-Q
period 2022-06-30
PEABODY ENERGY CORP
filed 2022-08-04
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 143.9 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at July 29, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share data)
Revenue	$1,321.9	$723.4	$2,013.3	$1,374.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	825.6	611.4	1,524.6	1,194.0
Depreciation, depletion and amortization	73.8	77.1	146.7	145.4
Asset retirement obligation expenses	12.7	15.1	27.7	31.0
Selling and administrative expenses	21.8	21.4	44.9	43.1
Restructuring charges	0.2	2.1	1.8	4.2
Other operating (income) loss:
Net gain on disposals	(12.8)	(3.0)	(17.7)	(2.4)
(Income) loss from equity affiliates	(48.7)	3.5	(93.4)	4.4
Operating profit (loss)	449.3	(4.2)	378.7	(45.0)
Interest expense	37.6	45.4	77.0	97.8
Net loss (gain) on early debt extinguishment	2.3	(11.8)	25.8	(15.3)
Interest income	(0.9)	(1.3)	(1.4)	(2.8)
Net periodic benefit credit, excluding service cost	(12.3)	(8.7)	(24.5)	(17.4)
Income (loss) from continuing operations before income taxes	422.6	(27.8)	301.8	(107.3)
Income tax provision (benefit)	11.3	(4.8)	10.3	(6.6)
Income (loss) from continuing operations, net of income taxes	411.3	(23.0)	291.5	(100.7)
Loss from discontinued operations, net of income taxes	(0.7)	(2.3)	(1.5)	(4.3)
Net income (loss)	410.6	(25.3)	290.0	(105.0)
Less: Net income attributable to noncontrolling interests	1.1	3.3	—	3.7
Net income (loss) attributable to common stockholders	$409.5	$(28.6)	$290.0	$(108.7)

Income (loss) from continuing operations:
Basic income (loss) per share	$2.85	$(0.26)	$2.08	$(1.05)
Diluted income (loss) per share	$2.55	$(0.26)	$1.93	$(1.05)
Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$2.84	$(0.28)	$2.07	$(1.09)
Diluted income (loss) per share	$2.54	$(0.28)	$1.93	$(1.09)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income (loss)	$410.6	$(25.3)	$290.0	$(105.0)
Postretirement plans (net of $0.0 tax provisions in each period)	(13.5)	(11.0)	(26.9)	(22.0)
Foreign currency translation adjustment	(3.4)	(0.2)	(1.5)	(0.4)
Other comprehensive loss, net of income taxes	(16.9)	(11.2)	(28.4)	(22.4)
Comprehensive income (loss)	393.7	(36.5)	261.6	(127.4)
Less: Net income attributable to noncontrolling interests	1.1	3.3	—	3.7
Comprehensive income (loss) attributable to common stockholders	$392.6	$(39.8)	$261.6	$(131.1)

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,120.7	$954.3
Accounts receivable, net of allowance for credit losses of $0.0 at June 30, 2022 and December 31, 2021	530.4	350.5
Inventories, net	252.9	226.7
Other current assets	346.0	270.2
Total current assets	2,250.0	1,801.7
Property, plant, equipment and mine development, net	2,856.6	2,950.6
Operating lease right-of-use assets	36.3	35.5
Investments and other assets	157.0	162.0
Total assets	$5,299.9	$4,949.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$177.7	$59.6
Accounts payable and accrued expenses	811.2	872.1
Total current liabilities	988.9	931.7
Long-term debt, less current portion	869.2	1,078.2
Deferred income taxes	25.9	27.3
Asset retirement obligations	660.0	654.8
Accrued postretirement benefit costs	206.8	212.1
Operating lease liabilities, less current portion	24.4	27.2
Other noncurrent liabilities	231.3	197.7
Total liabilities	3,006.5	3,129.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 187.1 shares issued and 143.9 shares outstanding as of June 30, 2022 and 176.3 shares issued and 133.3 shares outstanding as of December 31, 2021	1.9	1.8
Additional paid-in capital	3,972.9	3,745.6
Treasury stock, at cost — 43.2 and 43.0 common shares as of June 30, 2022 and December 31, 2021	(1,372.9)	(1,370.3)
Accumulated deficit	(623.2)	(913.2)
Accumulated other comprehensive income	269.5	297.9
Peabody Energy Corporation stockholders’ equity	2,248.2	1,761.8
Noncontrolling interests	45.2	59.0
Total stockholders’ equity	2,293.4	1,820.8
Total liabilities and stockholders’ equity	$5,299.9	$4,949.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$290.0	$(105.0)
Loss from discontinued operations, net of income taxes	1.5	4.3
Income (loss) from continuing operations, net of income taxes	291.5	(100.7)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	146.7	145.4
Noncash interest expense, net	9.0	10.8
Deferred income taxes	(1.4)	(0.8)
Noncash share-based compensation	5.4	3.9
Net gain on disposals	(17.7)	(2.4)
Net loss (gain) on early debt extinguishment	25.8	(15.3)
(Income) loss from equity affiliates	(93.4)	4.4
Foreign currency option contracts	3.0	4.3
Changes in current assets and liabilities:
Accounts receivable	(179.9)	(5.9)
Inventories	(26.2)	29.2
Other current assets	(82.9)	(19.5)
Accounts payable and accrued expenses	(13.1)	(50.2)
Collateral arrangements	(28.2)	(5.3)
Asset retirement obligations	5.2	14.0
Workers’ compensation obligations	(1.6)	0.6
Postretirement benefit obligations	(32.2)	(29.3)
Pension obligations	(1.2)	(1.2)
Other, net	3.3	—
Net cash provided by (used in) continuing operations	12.1	(18.0)
Net cash used in discontinued operations	(2.7)	(4.8)
Net cash provided by (used in) operating activities	9.4	(22.8)

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(63.1)	(93.9)
Changes in accrued expenses related to capital expenditures	(9.7)	(4.1)
Proceeds from disposal of assets, net of receivables	23.4	4.9
Contributions to joint ventures	(276.0)	(244.5)
Distributions from joint ventures	280.8	252.6
Advances to related parties	(1.2)	(0.2)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	143.9	2.6
Other, net	(3.6)	—
Net cash provided by (used in) investing activities	94.5	(82.6)
Cash Flows From Financing Activities
Proceeds from long-term debt	545.0	—
Repayments of long-term debt	(654.8)	(83.1)
Payment of debt issuance and other deferred financing costs	(20.7)	(22.5)
Proceeds from common stock issuances, net of costs	222.0	65.1
Repurchase of employee common stock relinquished for tax withholding	(2.6)	(1.3)
Distributions to noncontrolling interests	(13.8)	(0.1)
Net cash provided by (used in) financing activities	75.1	(41.9)
Net change in cash, cash equivalents and restricted cash	179.0	(147.3)
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2
Cash, cash equivalents and restricted cash at end of period (1)	$1,133.3	$561.9

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period” at June 30, 2022
Cash and cash equivalents	$1,120.7
Restricted cash included in “Investments and other assets”	12.6
Cash, cash equivalents and restricted cash at end of period	$1,133.3
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Common Stock
Balance, beginning of period	$1.9	$1.4	$1.8	$1.4
Common stock issuances, net of costs	—	0.1	0.1	0.1
Balance, end of period	1.9	1.5	1.9	1.5
Additional paid-in capital
Balance, beginning of period	3,969.5	3,366.4	3,745.6	3,364.6
Share-based compensation for equity-classified awards	3.4	2.1	5.4	3.9
Common stock issued in exchange for debt retirement	—	30.5	—	30.5
Common stock issuances, net of costs	—	64.8	221.9	64.8
Balance, end of period	3,972.9	3,463.8	3,972.9	3,463.8
Treasury stock
Balance, beginning of period	(1,372.3)	(1,369.5)	(1,370.3)	(1,368.9)
Repurchase of employee common stock relinquished for tax withholding	(0.6)	(0.7)	(2.6)	(1.3)
Balance, end of period	(1,372.9)	(1,370.2)	(1,372.9)	(1,370.2)
Accumulated deficit
Balance, beginning of period	(1,032.7)	(1,353.4)	(913.2)	(1,273.3)
Net income (loss) attributable to common stockholders	409.5	(28.6)	290.0	(108.7)
Balance, end of period	(623.2)	(1,382.0)	(623.2)	(1,382.0)
Accumulated other comprehensive income
Balance, beginning of period	286.4	194.6	297.9	205.8
Postretirement plans (net of $0.0 tax provisions in each period)	(13.5)	(11.0)	(26.9)	(22.0)
Foreign currency translation adjustment	(3.4)	(0.2)	(1.5)	(0.4)
Balance, end of period	269.5	183.4	269.5	183.4
Noncontrolling interests
Balance, beginning of period	44.1	52.0	59.0	51.7
Net income attributable to noncontrolling interests	1.1	3.3	—	3.7
Distributions to noncontrolling interests	—	—	(13.8)	(0.1)
Balance, end of period	45.2	55.3	45.2	55.3
Total stockholders’ equity	$2,293.4	$951.8	$2,293.4	$951.8
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2021 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2022.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Convertible Debt. In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification Topic 815, Derivatives and Hedging or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06, effective January 1, 2022. In the Company’s accompanying condensed consolidated balance sheets, the adoption of the new standard impacted the accounting for the Company’s $320.0 million of convertible debt issued in March 2022, as further described in Note 9. “Long-term Debt.” In particular, because the related senior notes have cash conversion features, bifurcation of the principal balance between debt and equity is no longer applicable. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share, as reflected in the Company’s calculations within Note 11. “Earnings per Share (EPS).”
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

	Three Months Ended June 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$39.8	$—	$229.9	$222.8	$—	$492.5
Export	314.9	—	—	1.0	—	315.9
Total thermal	354.7	—	229.9	223.8	—	808.4
Metallurgical coal
Export	—	533.3	—	—	—	533.3
Total metallurgical	—	533.3	—	—	—	533.3
Other (2)	0.2	0.5	(0.2)	1.1	(21.4)	(19.8)
Revenue	$354.9	$533.8	$229.7	$224.9	$(21.4)	$1,321.9

	Three Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$47.5	$—	$248.8	$160.0	$—	$456.3
Export	146.4	—	—	1.2	—	147.6
Total thermal	193.9	—	248.8	161.2	—	603.9
Metallurgical coal
Export	—	120.4	—	—	—	120.4
Total metallurgical	—	120.4	—	—	—	120.4
Other (2)	0.2	0.6	(0.2)	0.9	(2.4)	(0.9)
Revenue	$194.1	$121.0	$248.6	$162.1	$(2.4)	$723.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$80.2	$—	$481.4	$422.7	$—	$984.3
Export	525.4	—	—	1.0	—	526.4
Total thermal	605.6	—	481.4	423.7	—	1,510.7
Metallurgical coal
Export	—	851.3	—	—	—	851.3
Total metallurgical	—	851.3	—	—	—	851.3
Other (2)	0.5	3.8	(0.5)	4.3	(356.8)	(348.7)
Revenue	$606.1	$855.1	$480.9	$428.0	$(356.8)	$2,013.3

	Six Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$91.6	$—	$477.2	$306.8	$—	$875.6
Export	278.3	—	—	1.2	—	279.5
Total thermal	369.9	—	477.2	308.0	—	1,155.1
Metallurgical coal
Export	—	207.0	—	—	—	207.0
Total metallurgical	—	207.0	—	—	—	207.0
Other (2)	0.6	1.5	(0.2)	3.4	7.3	12.6
Revenue	$370.5	$208.5	$477.0	$311.4	$7.3	$1,374.7
(1)    Corporate and Other includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Unrealized loss on derivative contracts related to forecasted sales	$(24.5)	$(23.7)	$(325.5)	$(25.6)
Realized loss on derivative contracts related to forecasted sales	(122.6)	(7.1)	(190.6)	(15.0)
Revenue from physical sale of coal (3)	122.0	23.2	143.3	41.1
Trading revenue	0.3	1.4	10.4	0.7
Other (2)	3.4	3.8	5.6	6.1
Total Corporate and Other	$(21.4)	$(2.4)	$(356.8)	$7.3
(2)    Other includes revenue from arrangements such as customer contract-related payments associated with volume shortfalls, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals.
(3)    Includes revenues recognized upon the physical sale of coal purchased from the Company’s operating segments, and sold to customers through the Company’s coal trading business as part of settling certain derivative contracts. Primarily represents the difference between the price contracted with the customer and the price allocated to the operating segment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable
“Accounts receivable, net” at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Trade receivables, net	$491.0	$307.0
Miscellaneous receivables, net	39.4	43.5
Accounts receivable, net	$530.4	$350.5
None of the above receivables included allowances for credit losses at June 30, 2022 or December 31, 2021. No charges for credit losses were recognized during the three and six months ended June 30, 2022 or 2021.
(4)     Inventories
“Inventories, net” as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Materials and supplies, net	$116.9	$102.1
Raw coal	63.4	54.6
Saleable coal	72.6	70.0
Inventories, net	$252.9	$226.7
Materials and supplies inventories, net presented above have been shown net of reserves of $8.2 million and $9.0 million as of June 30, 2022 and December 31, 2021.
(5) Equity Method Investments
The Company had total equity method investments and financing receivables of $12.3 million and $62.2 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “(Income) loss from equity affiliates” in the unaudited condensed consolidated statements of operations was income related to Middlemount of $49.5 million and $95.2 million during the three and six months ended June 30, 2022, respectively, and losses of $3.5 million and $4.4 million during the three and six months ended June 30, 2021, respectively.
The Company received cash payments from Middlemount of $143.2 million and $2.3 million during the six months ended June 30, 2022 and 2021, respectively.
One of the Company’s Australian subsidiaries is party to an agreement to provide a revolving loan to Middlemount. The Company’s participation in the revolving loan will not, at any time, exceed its 50% equity interest of the revolving loan limit, which was $50 million Australian dollars at June 30, 2022. The revolving loan bears interest at 10% per annum and expires on December 31, 2023. There was no outstanding revolving loan at June 30, 2022 or December 31, 2021.
(6) Derivatives and Fair Value Measurements
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
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of June 30, 2022.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Option Contracts
As of June 30, 2022, the Company had currency options outstanding with an aggregate notional amount of $758.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending March 31, 2023. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.74 to $0.80 over the nine-month period ending March 31, 2023.
Derivative Contracts Related to Forecasted Sales
As of June 30, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 1.0 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 0.9 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 0.4 million tonnes will settle in 2022 and 0.5 million tonnes will settle in 2023 at expected average pricing of approximately $84 per tonne (Newcastle index). The remaining 0.1 million tonnes aggregate notional volume related to other coal financial contracts will settle in 2022. Additionally, the Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
During the three months ended June 30, 2022, the Company recorded a net unrealized mark-to-market loss of $24.5 million on these coal derivative contracts, which includes approximately $40 million of unrealized mark-to-market losses on financial derivatives and approximately $15 million of unrealized mark-to-market gains on physical forward sales contracts. During the six months ended June 30, 2022, the Company recorded a net unrealized mark-to-market loss of $325.5 million on these coal derivative contracts, which includes approximately $306 million of unrealized mark-to-market losses on financial derivatives and approximately $20 million of unrealized mark-to-market losses on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of June 30, 2022.
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

	June 30, 2022		December 31, 2021
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$1.6	$—	$1.4	$—
Derivative contracts related to forecasted sales	167.6	(656.9)	59.5	(184.2)
Financial trading contracts	12.7	—	3.4	—
Total derivatives	181.9	(656.9)	64.3	(184.2)
Effect of counterparty netting	(167.6)	167.6	(59.5)	59.5
Variation margin (received) posted	(12.7)	440.1	(3.4)	95.2
Net derivatives and variation margin as classified in the balance sheets	$1.6	$(49.2)	$1.4	$(29.5)
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of June 30, 2022, the Company had posted $544.2 million aggregate margin cash, consisting of $427.4 million variation margin cash and $116.8 million initial margin. As of December 31, 2021, the Company had posted $130.1 million aggregate margin cash, consisting of $91.8 million variation margin cash and $38.3 million initial margin.

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

		Three Months Ended June 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(7.5)	$(1.2)	$(6.3)
Derivative contracts related to forecasted sales	Revenue	(147.1)	(122.6)	(24.5)
Financial trading contracts	Revenue	0.3	0.9	(0.6)
Total		$(154.3)	$(122.9)	$(31.4)

		Three Months Ended June 30, 2021 (1)
		Total (loss) gain recognized in income	Loss realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(1.2)	$—	$(1.2)
Derivative contracts related to forecasted sales	Revenue	(30.8)	(7.1)	(23.7)
Financial trading contracts	Revenue	1.4	(2.4)	3.8
Total		$(30.6)	$(9.5)	$(21.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Six Months Ended June 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.2)	$(2.2)	$(3.0)
Derivative contracts related to forecasted sales	Revenue	(516.1)	(190.6)	(325.5)
Financial trading contracts	Revenue	10.4	0.2	10.2
Total		$(510.9)	$(192.6)	$(318.3)

		Six Months Ended June 30, 2021 (1)
		Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(4.2)	$4.6	$(8.8)
Derivative contracts related to forecasted sales	Revenue	(40.6)	(15.0)	(25.6)
Financial trading contracts	Revenue	0.7	(0.1)	0.8
Total		$(44.1)	$(10.5)	$(33.6)
(1)    ‘Results realized in income on derivatives’ has been revised to exclude revenue from the physical sale of coal by the Company’s trading and brokerage function of $23.2 million and $41.1 million for the three and six months ended June 30, 2021, respectively, to be comparable to the presentation of the 2022 amounts.
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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.6	$—	$1.6
Derivative contracts related to forecasted sales	—	(489.3)	—	(489.3)
Financial trading contracts	—	12.7	—	12.7
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(475.0)	$4.0	$(471.0)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.4	$—	$1.4
Derivative contracts related to forecasted sales	—	(124.7)	—	(124.7)
Financial trading contracts	—	3.4	—	3.4
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(119.9)	$4.0	$(115.9)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2022 and December 31, 2021:
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

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Total debt at par value	$1,075.4	$1,173.2
Less: Unamortized debt issuance costs and original issue discount	(28.5)	(35.4)
Net carrying amount	$1,046.9	$1,137.8

Estimated fair value	$1,189.9	$1,136.5
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
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2022 and 2021. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2022 and December 31, 2021 is set forth in the table below:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Land and coal interests	$2,488.8	$2,494.1
Buildings and improvements	593.2	550.8
Machinery and equipment	1,400.4	1,386.2
Less: Accumulated depreciation, depletion and amortization	(1,625.8)	(1,480.5)
Property, plant, equipment and mine development, net	$2,856.6	$2,950.6
Asset Impairment and Other At-Risk Assets
The Company has identified certain assets with an aggregate carrying value of approximately $0.5 billion at June 30, 2022 in its Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of June 30, 2022 and determined that no impairment charges were necessary as of that date.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the six months ended June 30, 2022 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company is expecting to utilize substantial net operating losses in Australia and the U.S. in 2022 based on estimated pretax income. The Company’s income tax provision of $11.3 million and income tax benefit of $4.8 million for the three months ended June 30, 2022 and 2021, respectively, included tax benefits of $3.5 million and $0.3 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provision of $10.3 million and income tax benefit of $6.6 million for the six months ended June 30, 2022 and 2021, respectively, included tax benefits of $1.9 million and $0.5 million, respectively, related to the remeasurement of foreign income tax accounts.
(9)     Long-term Debt
The Company’s total indebtedness as of June 30, 2022 and December 31, 2021 consisted of the following:

Debt Instrument (defined below, as applicable)	June 30, 2022	December 31, 2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	193.6	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	138.8	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	77.5	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	320.9	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	24.1	29.3
Less: Debt issuance costs	(28.0)	(34.8)
	1,046.9	1,137.8
Less: Current portion of long-term debt	177.7	59.6
Long-term debt	$869.2	$1,078.2
2021 Financing Activity and Subsequent Repurchases
During the first quarter of 2021, the Company completed a series of financing transactions to provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity. These transactions included a senior notes exchange, a revolving credit facility exchange, various amendments to the Company’s existing debt agreements, and a support agreement with the Company’s surety bond providers.
Subsequent to these transactions, the Company completed additional financing transactions which included the implementation of an at-the-market equity offering program pursuant to which the Company sold approximately 24.8 million shares of common stock for net cash proceeds of $269.8 million, the retirement of $270.9 million principal amount of existing debt through various open market purchases at an aggregate cost of $232.4 million, and the issuance of an aggregate 10.0 million shares of common stock in exchange for an additional $106.1 million principal amount of existing debt through multiple bilateral transactions with debt holders.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the event of open market purchases of its debt, the terms of the 2024 Peabody Notes - now redeemed as described below - required, and the letter of credit facility entered into by the Company in connection with the 2021 financing activity (Company LC Agreement) requires the Company to make repurchase offers to those debt and lien holders. In general, the repurchase offers equate to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. The open market debt repurchases completed during the three months ended December 31, 2021 necessitated a mandatory repurchase offer of up to $38.6 million of 2024 Peabody Notes, at 94.940% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offer resulted in the valid tender and purchase of $0.1 million aggregate accreted value of 2024 Peabody Notes and $30.0 million aggregate principal and commitment amounts under the Company LC Agreement during the three months ended March 31, 2022. The Company’s purchase of the principal and commitment amounts under the Company LC Agreement was effected by the posting of $28.5 million of collateral with the administrative agent and did not reduce the availability under the facility.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans are also subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a required offer to prepay $105.6 million of total principal resulted in the prepayment of $17.2 million of Co-Issuer Term Loans principal, $0.3 million of 2024 Co-Issuer Notes principal, and a related loss on early debt extinguishment of $0.5 million during the three months ended March 31, 2022. Based upon the Wilpinjong Mine’s results for the six-month period ended June 30, 2022, the Company was required to offer to prepay $65.1 million of total principal subsequent to June 30, 2022. The holders of the Co-Issuer Term Loans unanimously declined their $37.9 million pro rata portion of the offer and the $27.2 million pro rata portion of the offer to the holders of the 2024 Co-Issuer Notes will expire on August 29, 2022.
Voluntary repurchases of Co-Issuer Term Loans are permissible through a modified Dutch auction process. During the three months ended June 30, 2022, the Company solicited bids under such process from all holders of Co-Issuer Term Loans for the repurchase of up to $50.0 million principal amount at prices acceptable to the Company. The auction process resulted in the repurchase of $50.0 million principal amount at a weighted average price of 103.91%, or $52.0 million. The Company recorded a related loss on early debt extinguishment of $3.3 million during the three months ended June 30, 2022.
Additionally, the indenture which governs the 2024 Co-Issuer Notes requires that, within 30 business days following a repurchase of the Co-Issuer Term Loans such as that undertaken through the auction process described above, the Company must also offer to repurchase an equivalent principal amount of the 2024 Co-Issuer Notes at the equivalent purchase price. As such, the required offer for $50.0 million aggregate principal amount was made by the Company on May 26, 2022 and subsequently increased to $93.9 million, at the Company’s discretion, subsequent to June 30, 2022. Prior to expiration of the offer, an excess aggregate principal amount of 2024 Co-Issuer Notes had been validly tendered, but the terms of the offer limited the repurchase to $93.9 million. Such amount was classified within “Current portion of long-term debt” in the accompanying condensed consolidated balance sheets at June 30, 2022. The Company completed the repurchase on July 25, 2022 for $97.5 million.
The credit agreement which governs the Co-Issuer Term Loans requires parity between the holders of Co-Issuer Term Loans and holders of the 2024 Co-Issuer Notes with respect to repurchase offers. Accordingly, the discretionary increase to the 2024 Co-Issuer Notes repurchase offer compelled the Company to offer to repurchase an additional $43.9 million of aggregate principal amount of Co-Issuer Term Loans at 103.91% subsequent to June 30, 2022. The offer will expire August 22, 2022. Such amount was classified within “Current portion of long-term debt” in the accompanying condensed consolidated balance sheets at June 30, 2022.
Prior to June 30, 2022, the Company reached agreements to repurchase $22.6 million aggregate principal amount of its Senior Secured Term Loan for $21.3 million in open market transactions. The repurchases settled subsequent to June 30, 2022, and the aggregate principal amount was classified within “Current portion of long-term debt” in the accompanying condensed consolidated balance sheets at June 30, 2022. As a result of these repurchases, the Company will offer to repurchase $5.7 million of priority lien obligations under the Company LC Agreement at approximately 94% during the three months ending December 31, 2022.

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
The 2028 Convertible Notes will be convertible at the option of the holders only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended June 30, 2022, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the Measurement Period) in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls any 2028 Convertible Notes for redemption; and (5) at any time from, and including, September 1, 2027 until the close of business on the second scheduled trading day immediately before the maturity date.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the three months ended March 31, 2022, the Company borrowed and repaid $225.0 million under the Revolving Facility using net proceeds of $222.0 million from at-the-market issuances of 10.1 million shares of common stock and available cash. The Company had no outstanding borrowings and no availability under the Revolving Facility at June 30, 2022. The Company issued a notice to terminate the facility on August 1, 2022 with an effective date of August 4, 2022.
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
Interest Charges
The following table presents the components of the Company’s interest expense related to its indebtedness and financial assurance instruments such as surety bonds and letters of credit. Additionally, the table sets forth the amount of cash paid for interest and the amount of non-cash interest expense primarily related to the amortization of debt issuance costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Indebtedness	$24.0	$31.5	$49.9	$73.1
Financial assurance instruments	13.6	13.9	27.1	24.7
Interest expense	$37.6	$45.4	$77.0	$97.8

Cash paid for interest	$40.6	$48.0	$77.8	$104.3
Non-cash interest expense	$5.2	$5.9	$9.0	$10.8
The Senior Secured Term Loan is the Company’s only outstanding variable rate debt, which bore interest at LIBOR plus 2.75% per annum (4.37%) at June 30, 2022.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at June 30, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension credit included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost for benefits earned	$—	$0.1	$—	$0.1
Interest cost on projected benefit obligation	5.4	5.1	10.7	10.2
Expected return on plan assets	(6.0)	(5.7)	(11.9)	(11.4)
Net periodic pension credit	$(0.6)	$(0.5)	$(1.2)	$(1.1)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of June 30, 2022, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2022 based on minimum funding requirements and does not expect to make any discretionary contributions in 2022 at this time.
In March 2022, Peabody Investments Corp., a wholly owned subsidiary of the Company, entered into a commitment agreement relating to the Peabody Investments Corp. Retirement Plan (the Plan) with The Prudential Insurance Company of America (Prudential) and Fiduciary Counselors Inc., as independent fiduciary to the Plan. Under the commitment agreement, the Plan purchased a group annuity contract (Group Annuity Contract) from Prudential for approximately $500 million and Prudential will reimburse the Plan for future benefit payments to be made to the Plan’s participants. Under the terms of this transaction, the Plan will continue to administer and pay the retirement benefits of Plan participants but will be reimbursed by Prudential for the payment of all benefits covered by the Group Annuity Contract. The purchase of the Group Annuity Contract was funded directly by the Plan’s assets. There will be no impact on the monthly retirement benefits paid to Plan participants. In addition, there will be no material impact on discretionary contributions for the Plan in 2022 or on the Company’s earnings in 2022 as a result of this transaction. In May 2022, the Board of Directors of Peabody Investments Corp. approved commencing a standard Employee Retirement Income Security Act plan termination with an effective date of plan termination of July 31, 2022. In June 2022, the Plan’s participants were notified of the plan termination.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost for benefits earned	$0.2	$0.3	$0.4	$0.5
Interest cost on accumulated postretirement benefit obligation	1.8	2.9	3.5	5.8
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of prior service credit	(13.5)	(11.0)	(26.9)	(22.0)
Net periodic postretirement benefit credit	$(11.7)	$(8.0)	$(23.4)	$(16.1)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) Earnings per Share (EPS)
Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding. As such, the Company includes the 2028 Convertible Notes and share-based compensation awards in its potentially dilutive securities. Generally, dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for both the three and six months ended June 30, 2022, and approximately 1.2 million for both the three and six months ended June 30, 2021, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Basic EPS numerator:
Income (loss) from continuing operations, net of income taxes	$411.3	$(23.0)	$291.5	$(100.7)
Less: Net income attributable to noncontrolling interests	1.1	3.3	—	3.7
Income (loss) from continuing operations attributable to common stockholders	410.2	(26.3)	291.5	(104.4)
Loss from discontinued operations, net of income taxes	(0.7)	(2.3)	(1.5)	(4.3)
Net income (loss) attributable to common stockholders	$409.5	$(28.6)	$290.0	$(108.7)

Diluted EPS numerator:
Income (loss) from continuing operations, net of income taxes	$411.3	$(23.0)	$291.5	$(100.7)
Add: Tax adjusted interest expense related to 2028 Convertible Notes	2.5	—	3.5	—
Less: Net income attributable to noncontrolling interests	1.1	3.3	—	3.7
Income (loss) from continuing operations attributable to common stockholders	412.7	(26.3)	295.0	(104.4)
Loss from discontinued operations, net of income taxes	(0.7)	(2.3)	(1.5)	(4.3)
Net income (loss) attributable to common stockholders	$412.0	$(28.6)	$293.5	$(108.7)

EPS denominator:
Weighted average shares outstanding — basic	144.0	101.2	140.1	99.8
Dilutive impact of share-based compensation awards	1.8	—	1.5	—
Dilutive impact of 2028 Convertible Notes	16.1	—	10.9	—
Weighted average shares outstanding — diluted	161.9	101.2	152.5	99.8

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$2.85	$(0.26)	$2.08	$(1.05)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)
Net income (loss) attributable to common stockholders	$2.84	$(0.28)	$2.07	$(1.09)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$2.55	$(0.26)	$1.93	$(1.05)
Loss from discontinued operations	(0.01)	(0.02)	—	(0.04)
Net income (loss) attributable to common stockholders	$2.54	$(0.28)	$1.93	$(1.09)
(12) Financial Instruments and Other Guarantees
The Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2022, such instruments included $1,453.5 million of surety bonds and $475.1 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclamation Bonding
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits.
In November 2020, the Company entered into an agreement with the providers of its surety bond portfolio to resolve previous collateral demands. In accordance with the agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit. The Company subsequently granted second liens on $200.0 million of certain mining equipment and is further required to post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the surety providers. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the surety agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow through June 30, 2022, additional collateral of $13.0 million was posted during the three months ended March 31, 2022 and $25.7 million was posted subsequent to June 30, 2022, in the form of cash-collateralized letters of credit.
At June 30, 2022, the Company’s asset retirement obligations of $725.1 million were supported by surety bonds of $1,276.9 million, as well as letters of credit issued under the Company’s receivables securitization program and the Company LC Agreement. Letters of credit issued at June 30, 2022 which served as collateral for surety bonds in support of asset retirement obligations amounted to $346.4 million.
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
At June 30, 2022, the Company had no outstanding borrowings and $161.5 million of letters of credit outstanding under the Securitization Program. The letters of credit were primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $13.5 million at June 30, 2022. The Company was not required to post cash collateral under the Securitization Program at June 30, 2022.
The Company incurred interest and fees associated with the Securitization Program of $0.9 million and $0.7 million during the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, expected to primarily support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a deposit rate of 0.35% per annum on the amount of cash collateral posted in support of letters of credit, with the rate subject to variation over time. The agreement has an initial expiration date of December 31, 2025. At June 30, 2022, collateralized letters of credit of $12.3 million were outstanding under the agreement.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2022, purchase commitments for capital expenditures were $42.3 million, all of which is obligated within the next three years, with $35.4 million obligated within the next 12 months.
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
Litigation Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System brought a lawsuit, styled In Re Peabody Energy Corporation Securities Litigation No. 1:20-cv-08024 (PKC), against the Company and certain of its officers in the U.S. District Court for the Southern District of New York (the Court) on behalf of a putative class of shareholders (Plaintiffs) who held Company stock between April 3, 2017 and October 28, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Securities Class Action). Plaintiffs allege that the defendants made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and the events leading up to a fire at the mine, and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. On January 12, 2021, the Court appointed the Oregon Public Employees Retirement Fund as lead plaintiff. On January 25, 2021, the Court entered a scheduling order for this matter. Plaintiffs filed their amended complaint on March 19, 2021. The defendants filed a pre-motion letter on April 30, 2021 while the Plaintiffs’ response letter was filed on May 6, 2021. The defendants filed their motion to dismiss on June 7, 2021. The Plaintiffs’ opposition brief to the motion to dismiss was filed on July 22, 2021. The defendants filed their reply to Plaintiffs’ opposition on August 23, 2021, completing briefing at this phase of the litigation. On March 7, 2022, the Court granted in part and denied in part the defendants’ motion to dismiss. As a result of this decision, only Plaintiffs’ allegations relating to the Company’s September 25, 2018 statements remain in the case. On May 13, 2022, the Court entered a Case Management and Scheduling Order.
On August 2, 2022, Peabody and Plaintiffs agreed to settle all claims brought on behalf of all persons who purchased or otherwise acquired the Company’s shares between April 3, 2017 and October 28, 2019 in exchange for $4.6 million, to be paid by Peabody’s insurers. The parties further agreed to negotiate in good faith and execute a definitive stipulation of settlement and related documents, which are subject to the Court’s approval. The stipulation of settlement will not contain any admission of liability, wrongdoing, or responsibility by any of the parties and will provide that upon final approval of the settlement, the case will be dismissed with prejudice, with mutual releases by all parties.
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
Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Patriot-Related Matters. Included in the Company’s discontinued operations are the previously divested legacy operations of Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In 2012, Patriot filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code). In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then-disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under the Bankruptcy Code in the U.S. District Court for the Eastern District of Virginia and subsequently initiated a process to sell substantially all of its assets to qualified bidders. On October 9, 2015, Patriot’s bankruptcy court entered an order confirming Patriot’s plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot’s assets to two different buyers.
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $86.6 million and $87.2 million at June 30, 2022 and December 31, 2021, respectively. The liability, which is classifed as discontinued operations, is included in the Company’s condensed consolidated balance sheet within “Accounts payable and accrued expenses” and “Other noncurrent liabilties.” While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Segment Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. The Company’s chief operating decision maker, defined as its Chief Executive Officer, uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance and allocate resources.
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
Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Revenue:
Seaborne Thermal Mining	$354.9	$194.1	$606.1	$370.5
Seaborne Metallurgical Mining	533.8	121.0	855.1	208.5
Powder River Basin Mining	229.7	248.6	480.9	477.0
Other U.S. Thermal Mining	224.9	162.1	428.0	311.4
Corporate and Other	(21.4)	(2.4)	(356.8)	7.3
Total	$1,321.9	$723.4	$2,013.3	$1,374.7

Adjusted EBITDA:
Seaborne Thermal Mining	$176.8	$71.4	$267.3	$99.9
Seaborne Metallurgical Mining	299.7	(26.4)	480.7	(48.8)
Powder River Basin Mining	(2.0)	45.5	5.6	75.6
Other U.S. Thermal Mining	61.9	44.3	111.9	80.5
Corporate and Other	41.4	(12.7)	39.8	(24.0)
Total	$577.8	$122.1	$905.3	$183.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$411.3	$(23.0)	$291.5	$(100.7)
Depreciation, depletion and amortization	73.8	77.1	146.7	145.4
Asset retirement obligation expenses	12.7	15.1	27.7	31.0
Restructuring charges	0.2	2.1	1.8	4.2
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.6)	(0.5)	(1.2)	(2.0)
Interest expense	37.6	45.4	77.0	97.8
Net loss (gain) on early debt extinguishment	2.3	(11.8)	25.8	(15.3)
Interest income	(0.9)	(1.3)	(1.4)	(2.8)
Unrealized losses on derivative contracts related to forecasted sales	24.5	23.7	325.5	25.6
Unrealized losses on foreign currency option contracts	6.3	1.2	3.0	8.8
Take-or-pay contract-based intangible recognition	(0.7)	(1.1)	(1.4)	(2.2)
Income tax provision (benefit)	11.3	(4.8)	10.3	(6.6)
Adjusted EBITDA	$577.8	$122.1	$905.3	$183.2

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
Non-GAAP Financial Measures
The following discussion of the Company’s results of operations includes references to and analysis of Adjusted EBITDA and Total Reporting Segment Costs, which are financial measures not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of its segments’ operating performance and allocate resources. Total Reporting Segment Costs is also used by management as a component of a metric to measure each of its segments’ operating performance.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2021, the Company produced and sold 126.9 million and 130.1 million tons of coal, respectively, from continuing operations. At June 30, 2022, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Refer to Note 14. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of its Corporate and Other segment.
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended June 30, 2022 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2022 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a bi-annual, quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2022 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	June 30, 2022	July 29, 2022
Premium HCC (1)	$530.25	$302.00	$445.52	$302.00	$191.00
Premium PCI coal (1)	517.25	275.50	419.63	275.50	182.50
Newcastle index thermal coal (1)	436.07	271.05	372.90	390.68	420.88
API 5 index thermal coal (1)	204.38	181.93	194.74	190.00	214.12
PRB 8,800 Btu/Lb coal (2)	17.50	15.80	16.61	16.55	18.20
Illinois Basin 11,500 Btu/Lb coal (2)	170.00	126.00	142.00	170.00	180.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the ongoing Russian-Ukrainian conflict and the coronavirus (COVID-19) pandemic. Furthermore, inflationary pressures have contributed to rising costs and may continue to rise in future periods. As future developments related to the Russian-Ukrainian conflict, the COVID-19 pandemic and rising inflation are unknown, the global coal industry data for the six months ended June 30, 2022 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, the three months ended June 30, 2022 were characterized by significant volatility, primarily driven by a weakening global macroeconomic environment and trade disruptions following sanctions imposed on Russian coal imports. Steel prices weakened in the three months ended June 30, 2022, causing some steelmakers to consider output cuts in the coming period. This is influencing short-term incremental metallurgical coal demand; however, it is being counteracted by steelmakers in Atlantic markets seeking to mitigate exposure to Russian coal imports, causing increased demand for supply from other regions such as Australia, the U.S. and Canada. This is particularly so for PCI, where Russia accounts for approximately 35% of global traded volumes. China’s unofficial ban on Australian coal remains in place and continues to disrupt traditional trade flows. The Company believes energy shortages in some markets present a risk to industrial activity, but the underlying market fundamentals remain constructive.
Within the seaborne thermal coal market, global thermal coal prices continue to remain at near-record levels, fueled by broader energy supply security concerns. These concerns have been driven by the Russian-Ukrainian conflict and the subsequent ban of Russian coal by European countries, as well as weather and COVID impacts limiting supply response out of Australia. In China, domestic coal production and renewable generation growth have been strong during the six months ended June 30, 2022, which has lowered import demand to start the year. In India, elevated domestic coal production has limited import demand, allowing coal buyers to wait for lower thermal seaborne prices. Overall, global thermal coal markets remain turbulent as supply remains tight and European coal importers look to replace Russian coal.
In the United States, overall electricity demand increased more than 4% year-over-year, positively impacted by weather and economic activity. Through the six months ended June 30, 2022, electricity generation from thermal coal has declined year-over-year due to coal conservation by utilities to build coal stocks ahead of summer, strong year-over-year comparatives in February 2021 and record renewable generation. Coal’s share of electricity generation has declined slightly to approximately 20% for the six months ended June 30, 2022, while wind generation’s share has increased to 11%. Coal inventories have continued to decline since December 2021, with a decline of approximately 7% or 7 million tons. During the six months ended June 30, 2022, utility consumption of PRB coal declined approximately 2% compared to the prior year period.
Financing Transactions
During the first quarter of 2022, Peabody issued convertible senior unsecured notes and used the proceeds of the offering to retire nearer term higher cost senior secured debt. This both lowered the Company’s borrowing rates and extended debt maturities to 2028. During the second quarter of 2022, Peabody continued to reduce it outstanding debt, with additional retirements pending settlement after the balance sheet date.
High demand and tight supply for coal globally has resulted in a substantial rise in seaborne thermal coal prices in the first half of 2022, which has been amplified by the Russian-Ukrainian conflict, resulting in unprecedented upward volatility in Newcastle coal pricing since late February. As a result, Peabody posted additional cash margin of $414.1 million during the six months ended June 30, 2022 to satisfy the margin requirements for its derivative contracts.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of these financing and liquidity transactions.
Other
In March 2022, the Company entered into a joint venture with unrelated partners to form R3 Renewables LLC (R3). R3 was formed with the intent of developing various sites, including certain non-mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. During the second quarter of 2022, R3 advanced efforts with potential customers, finalized its management team and commenced site evaluations with project developer Treaty Oak Clean Energy, LLC. The Company’s interest in R3 is accounted for as an equity method investment. The Company contributed $2.5 million to R3 and recorded an equity loss of $1.8 million from its operations during the six months ended June 30, 2022.

In March 2022, Peabody Investments Corp., a wholly owned subsidiary of the Company, entered into a commitment agreement relating to one of its qualified pension plans (the Plan) with an insurer. Under the commitment agreement, the Plan purchased a group annuity contract for approximately $500 million and the insurer will reimburse the Plan for future benefit payments to be made to the Plan’s participants. Under the terms of this transaction, the Plan will continue to administer and pay the retirement benefits of Plan participants but will be reimbursed by the insurer for the payment of all benefits covered by the group annuity contract. In May 2022, the board of directors of Peabody Investments Corp. approved commencing a standard Employee Retirement Income Security Act plan termination with an effective date of plan termination of July 31, 2022. Refer to Note 10. “Pension and Postretirement Benefit Costs” to the accompanying unaudited condensed consolidated financial statements for a further discussion of this transaction.
Results of Operations
Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021
Summary
The increases in results from continuing operations, net of income taxes for the three and six months ended June 30, 2022 compared to the same periods in the prior year ($434.3 million and $392.2 million, respectively), were primarily driven by higher revenue ($598.5 million and $638.6 million, respectively) due to higher realized prices; improved results from equity affiliates ($52.2 million and $97.8 million, respectively); and lower interest expense ($7.8 million and $20.8 million, respectively). These favorable variances were partially offset by higher operating costs and expenses ($214.2 million and $330.6 million, respectively), which reflect increased sales sensitive costs, inflationary pressures for materials, services, repairs and labor; and net losses on early debt extinguishments in the current year ($14.1 million and $41.1 million, respectively).
Adjusted EBITDA for the three and six months ended June 30, 2022 reflected year-over-year increases of $455.7 million and $722.1 million, respectively.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended June 30,		(Decrease) Increase to Volumes		Six Months Ended June 30,		(Decrease) Increase to Volumes
	2022	2021	Tons	%	2022	2021	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal Mining	4.0	4.1	(0.1)	(2)%	7.8	8.2	(0.4)	(5)%
Seaborne Metallurgical Mining	1.6	1.4	0.2	14%	2.8	2.4	0.4	17%
Powder River Basin Mining	18.5	22.5	(4.0)	(18)%	39.1	43.2	(4.1)	(9)%
Other U.S. Thermal Mining	4.4	3.9	0.5	13%	8.6	7.8	0.8	10%
Total tons sold from mining segments	28.5	31.9	(3.4)	(11)%	58.3	61.6	(3.3)	(5)%
Corporate and Other	0.1	0.9	(0.8)	(89)%	0.2	1.4	(1.2)	(86)%
Total tons sold	28.6	32.8	(4.2)	(13)%	58.5	63.0	(4.5)	(7)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%
Revenue per Ton - Mining Operations (1)
Seaborne Thermal	$87.37	$46.92	$40.45	86%	$77.52	$45.15	$32.37	72%
Seaborne Metallurgical	330.56	85.48	245.08	287%	299.82	86.31	213.51	247%
Powder River Basin	12.44	11.06	1.38	12%	12.30	11.04	1.26	11%
Other U.S. Thermal	51.40	40.70	10.70	26%	49.96	39.75	10.21	26%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$43.85	$29.61	$14.24	48%	$43.33	$32.97	$10.36	31%
Seaborne Metallurgical	144.91	104.24	40.67	39%	131.26	106.51	24.75	23%
Powder River Basin	12.55	9.04	3.51	39%	12.16	9.29	2.87	31%
Other U.S. Thermal	37.25	29.57	7.68	26%	36.90	29.47	7.43	25%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$43.52	$17.31	$26.21	151%	$34.19	$12.18	$22.01	181%
Seaborne Metallurgical	185.65	(18.76)	204.41	1,090%	168.56	(20.20)	188.76	934%
Powder River Basin	(0.11)	2.02	(2.13)	(105)%	0.14	1.75	(1.61)	(92)%
Other U.S. Thermal	14.15	11.13	3.02	27%	13.06	10.28	2.78	27%
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
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended June 30,		Increase (Decrease) to Revenue		Six Months Ended June 30,		Increase (Decrease) to Revenue
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$354.9	$194.1	$160.8	83%	$606.1	$370.5	$235.6	64%
Seaborne Metallurgical Mining	533.8	121.0	412.8	341%	855.1	208.5	646.6	310%
Powder River Basin Mining	229.7	248.6	(18.9)	(8)%	480.9	477.0	3.9	1%
Other U.S. Thermal Mining	224.9	162.1	62.8	39%	428.0	311.4	116.6	37%
Corporate and Other	(21.4)	(2.4)	(19.0)	(792)%	(356.8)	7.3	(364.1)	(4,988)%
Revenue	$1,321.9	$723.4	$598.5	83%	$2,013.3	$1,374.7	$638.6	46%
Seaborne Thermal Mining. Segment revenue increased during the three months ended June 30, 2022 compared to the same period in the prior year due to favorable realized prices ($156.8 million) and favorable mix variances ($4.0 million) resulting from higher export volumes. Segment revenue increased during the six months ended June 30, 2022 compared to the same period in the prior year primarily due to favorable realized prices ($271.9 million), offset by unfavorable volumes ($36.3 million) which were impacted by a longwall move at the Wambo Underground Mine, wet weather and COVID-19-related staffing shortages.
Seaborne Metallurgical Mining. Segment revenue increased during the three and six months ended June 30, 2022 compared to the same periods in the prior year due to favorable realized prices ($279.8 million and $470.0 million, respectively) and favorable volume and mix variances ($133.0 million and $176.6 million, respectively).

Powder River Basin Mining. Segment revenue decreased during the three months ended June 30, 2022 compared to the same period in the prior year due to unfavorable volumes ($43.2 million) resulting from rail performance issues, partially offset by favorable realized prices ($24.3 million). Segment revenue increased during the six months ended June 30, 2022 compared to the same period in the prior year due to favorable realized coal pricing ($51.3 million), offset by unfavorable volumes ($47.4 million).
Other U.S. Thermal Mining. Segment revenue increased during the three and six months ended June 30, 2022 compared to the same periods in the prior year due to favorable realized prices ($48.6 million and $88.6 million, respectively) and favorable volumes ($14.2 million and $28.0 million, respectively).
Corporate and Other. Segment revenue decreased during the three months ended June 30, 2022 compared to the same period in the prior year primarily due to lower results from trading activities ($22.5 million). Segment revenue decreased during the six months ended June 30, 2022 compared to the same period in the prior year due to increased net unrealized mark-to-market losses on derivative contracts related to forecasted coal sales ($299.9 million) and lower results from trading activities ($70.6 million).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended June 30,		Increase (Decrease) to Segment Adjusted EBITDA		Six Months Ended June 30,		Increase (Decrease) to Segment Adjusted EBITDA
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$176.8	$71.4	$105.4	148%	$267.3	$99.9	$167.4	168%
Seaborne Metallurgical Mining	299.7	(26.4)	326.1	1,235%	480.7	(48.8)	529.5	1,085%
Powder River Basin Mining	(2.0)	45.5	(47.5)	(104)%	5.6	75.6	(70.0)	(93)%
Other U.S. Thermal Mining	61.9	44.3	17.6	40%	111.9	80.5	31.4	39%
Corporate and Other	41.4	(12.7)	54.1	426%	39.8	(24.0)	63.8	266%
Adjusted EBITDA (1)	$577.8	$122.1	$455.7	373%	$905.3	$183.2	$722.1	394%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2022 compared to the same periods in the prior year as a result of higher realized prices net of sales sensitive costs ($143.8 million and $249.7 million, respectively), partially offset by unfavorable operational costs ($48.5 million and $87.5 million, respectively) resulting from the impacts of wet weather, COVID-19-related staffing shortages, the longwall move at the Wambo Underground Mine and inflationary pressures.
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2022 compared to the same periods in the prior year due to higher realized prices net of sales sensitive costs ($241.8 million and $408.2 million, respectively) and favorable volumes, offset by higher costs resulting from longwall panel transitions at the Shoal Creek Mine and inflationary pressures across the segment.
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2022 compared to the same periods in the prior year due to lower volumes ($23.4 million in both periods) resulting from rail performance issues; the unfavorable impacts of higher commodity pricing ($19.0 million and $33.6 million, respectively) and higher costs for materials, services, repairs and labor ($18.7 million and $42.8 million, respectively), both of which were impacted by inflationary pressures; and elevated overburden removal costs. These decreases were partially offset by higher prices net of sales sensitive costs ($24.8 million and $51.9 million, respectively).
Other U.S. Thermal Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2022 compared to the same periods in the prior year due to higher realized prices net of sales sensitive costs ($50.1 million and $91.5 million, respectively) and favorable volumes ($6.2 million and $13.0 million, respectively). These increases were offset by higher costs for materials, services, repairs and labor ($23.5 million and $49.4 million, respectively) and the unfavorable impacts of higher commodity pricing ($14.5 million and $24.4 million, respectively), both of which were impacted by inflationary pressures.

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended June 30,		Increase (Decrease) to Adjusted EBITDA		Six Months Ended June 30,		Increase (Decrease) to Adjusted EBITDA
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$48.9	$(4.1)	$53.0	1,293%	$94.0	$(6.4)	$100.4	1,569%
Resource management activities (2)	13.8	3.9	9.9	254%	17.3	4.3	13.0	302%
Selling and administrative expenses	(21.8)	(21.4)	(0.4)	(2)%	(44.9)	(43.1)	(1.8)	(4)%
Other items, net (3)	0.5	8.9	(8.4)	(94)%	(26.6)	21.2	(47.8)	(225)%
Corporate and Other Adjusted EBITDA	$41.4	$(12.7)	$54.1	426%	$39.8	$(24.0)	$63.8	266%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $23.3 million and $3.7 million during the three months ended June 30, 2022 and 2021, respectively, and $43.5 million and $7.9 million during the six months ended June 30, 2022 and 2021, respectively.
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
Corporate and Other Adjusted EBITDA benefited during the three and six months ended June 30, 2022 compared to the same period in the prior year from favorable variances in Middlemount’s results due to the impact of higher sales pricing ($53.0 million and $100.4 million, respectively) and gains on various land sales in both the U.S. and Australia ($11.5 million and $12.6 million, respectively). This benefit was largely offset by unfavorable trading results ($12.1 million and $54.0 million, respectively).

Income (Loss) From Continuing Operations, Net of Income Taxes
The following table presents income (loss) from continuing operations, net of income taxes:

	Three Months Ended June 30,		Increase (Decrease) to Income		Six Months Ended June 30,		Increase (Decrease) to Income
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$577.8	$122.1	$455.7	373%	$905.3	$183.2	$722.1	394%
Depreciation, depletion and amortization	(73.8)	(77.1)	3.3	4%	(146.7)	(145.4)	(1.3)	(1)%
Asset retirement obligation expenses	(12.7)	(15.1)	2.4	16%	(27.7)	(31.0)	3.3	11%
Restructuring charges	(0.2)	(2.1)	1.9	90%	(1.8)	(4.2)	2.4	57%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	0.6	0.5	0.1	20%	1.2	2.0	(0.8)	(40)%
Interest expense	(37.6)	(45.4)	7.8	17%	(77.0)	(97.8)	20.8	21%
Net (loss) gain on early debt extinguishment	(2.3)	11.8	(14.1)	(119)%	(25.8)	15.3	(41.1)	(269)%
Interest income	0.9	1.3	(0.4)	(31)%	1.4	2.8	(1.4)	(50)%
Unrealized losses on derivative contracts related to forecasted sales	(24.5)	(23.7)	(0.8)	(3)%	(325.5)	(25.6)	(299.9)	(1,171)%
Unrealized losses on foreign currency option contracts	(6.3)	(1.2)	(5.1)	(425)%	(3.0)	(8.8)	5.8	66%
Take-or-pay contract-based intangible recognition	0.7	1.1	(0.4)	(36)%	1.4	2.2	(0.8)	(36)%
Income tax (provision) benefit	(11.3)	4.8	(16.1)	(335)%	(10.3)	6.6	(16.9)	(256)%
Income (loss) from continuing operations, net of income taxes	$411.3	$(23.0)	$434.3	1,888%	$291.5	$(100.7)	$392.2	389%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended June 30,		Increase (Decrease) to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$(26.2)	$(26.9)	$0.7	3%	$(50.2)	$(48.0)	$(2.2)	(5)%
Seaborne Metallurgical Mining	(22.0)	(17.4)	(4.6)	(26)%	(41.9)	(33.9)	(8.0)	(24)%
Powder River Basin Mining	(9.3)	(10.3)	1.0	10%	(19.8)	(19.9)	0.1	1%
Other U.S. Thermal Mining	(13.7)	(16.0)	2.3	14%	(29.4)	(33.2)	3.8	11%
Corporate and Other	(2.6)	(6.5)	3.9	60%	(5.4)	(10.4)	5.0	48%
Total	$(73.8)	$(77.1)	$3.3	4%	$(146.7)	$(145.4)	$(1.3)	(1)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its mining segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Seaborne Thermal Mining	$2.46	$2.47	$2.47	$2.17
Seaborne Metallurgical Mining	3.42	1.03	2.85	1.02
Powder River Basin Mining	0.32	0.24	0.32	0.24
Other U.S. Thermal Mining	1.24	1.17	1.21	1.15
The increase in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the three and six months ended June 30, 2022 compared to the same period in the prior year reflects the impact of the resumption of sales at the Shoal Creek Mine.
Interest Expense. The decrease in interest expense during the three and six months ended June 30, 2022 primarily reflects the impacts of debt retirements completed by the Company during 2022 and 2021 and prior year fees related to a series of refinancing transactions completed by the Company (six months, $10.6 million) as further described in Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 11. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2021.
Net (Loss) Gain on Early Debt Extinguishment. The losses recognized during the three and six months ended June 30, 2022 were primarily related to the redemption of existing notes during the periods as further discussed in Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Unrealized Losses on Derivative Contracts Related to Forecasted Sales. Unrealized losses primarily relate to mark-to-market activity on derivatives related to forecasted sales. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Unrealized Losses on Foreign Currency Option Contracts. Unrealized losses primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax (Provision) Benefit. The increase in the income tax provision during the three and six months ended June 30, 2022 compared to the same periods in the prior year was primarily due to changes in forecasted taxable income, partially offset by an increase in the benefit related to the remeasurement of foreign income tax accounts. The Company expects to utilize substantial net operating losses in Australia and the U.S. in 2022 based on estimated pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

	Three Months Ended June 30,		Increase (Decrease) to Income		Six Months Ended June 30,		Increase (Decrease) to Income
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$411.3	$(23.0)	$434.3	1,888%	$291.5	$(100.7)	$392.2	389%
Loss from discontinued operations, net of income taxes	(0.7)	(2.3)	1.6	70%	(1.5)	(4.3)	2.8	65%
Net income (loss)	410.6	(25.3)	435.9	1,723%	290.0	(105.0)	395.0	376%
Less: Net income attributable to noncontrolling interests	1.1	3.3	(2.2)	(67)%	—	3.7	(3.7)	(100)%
Net income (loss) attributable to common stockholders	$409.5	$(28.6)	$438.1	1,532%	$290.0	$(108.7)	$398.7	367%

Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended June 30,		Increase to EPS		Six Months Ended June 30,		Increase to EPS
	2022	2021	$	%	2022	2021	$	%
Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$2.55	$(0.26)	$2.81	1,081%	$1.93	$(1.05)	$2.98	284%
Loss from discontinued operations	(0.01)	(0.02)	0.01	50%	—	(0.04)	0.04	100%
Net income (loss) attributable to common stockholders	$2.54	$(0.28)	$2.82	1,007%	$1.93	$(1.09)	$3.02	277%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 161.9 million and 101.2 million for the three months ended June 30, 2022 and 2021, respectively, and 152.5 million and 99.8 million for the six months ended June 30, 2022 and 2021, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$411.3	$(23.0)	$291.5	$(100.7)
Depreciation, depletion and amortization	73.8	77.1	146.7	145.4
Asset retirement obligation expenses	12.7	15.1	27.7	31.0
Restructuring charges	0.2	2.1	1.8	4.2
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.6)	(0.5)	(1.2)	(2.0)
Interest expense	37.6	45.4	77.0	97.8
Net loss (gain) on early debt extinguishment	2.3	(11.8)	25.8	(15.3)
Interest income	(0.9)	(1.3)	(1.4)	(2.8)
Unrealized losses on derivative contracts related to forecasted sales	24.5	23.7	325.5	25.6
Unrealized losses on foreign currency option contracts	6.3	1.2	3.0	8.8
Take-or-pay contract-based intangible recognition	(0.7)	(1.1)	(1.4)	(2.2)
Income tax provision (benefit)	11.3	(4.8)	10.3	(6.6)
Total Adjusted EBITDA	$577.8	$122.1	$905.3	$183.2

Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating costs and expenses	$825.6	$611.4	$1,524.6	$1,194.0
Unrealized losses on foreign currency option contracts	(6.3)	(1.2)	(3.0)	(8.8)
Take-or-pay contract-based intangible recognition	0.7	1.1	1.4	2.2
Net periodic benefit credit, excluding service cost	(12.3)	(8.7)	(24.5)	(17.4)
Total Reporting Segment Costs	$807.7	$602.6	$1,498.5	$1,170.0
The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Seaborne Thermal Mining	$178.1	$122.7	$338.8	$270.6
Seaborne Metallurgical Mining	234.1	147.4	374.4	257.3
Powder River Basin Mining	231.7	203.1	475.3	401.4
Other U.S. Thermal Mining	163.0	117.8	316.1	230.9
Corporate and Other	0.8	11.6	(6.1)	9.8
Total Reporting Segment Costs	$807.7	$602.6	$1,498.5	$1,170.0
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended June 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.0	1.6	18.5	4.4

Revenue	$354.9	$533.8	$229.7	$224.9
Reporting Segment Costs	178.1	234.1	231.7	163.0
Adjusted EBITDA	$176.8	$299.7	$(2.0)	$61.9

Revenue per Ton	$87.37	$330.56	$12.44	$51.40
Costs per Ton	43.85	144.91	12.55	37.25
Adjusted EBITDA Margin per Ton	$43.52	$185.65	$(0.11)	$14.15

	Three Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.1	1.4	22.5	3.9

Revenue	$194.1	$121.0	$248.6	$162.1
Reporting Segment Costs	122.7	147.4	203.1	117.8
Adjusted EBITDA	$71.4	$(26.4)	$45.5	$44.3

Revenue per Ton	$46.92	$85.48	$11.06	$40.70
Costs per Ton	29.61	104.24	9.04	29.57
Adjusted EBITDA Margin per Ton	$17.31	$(18.76)	$2.02	$11.13

	Six Months Ended June 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	7.8	2.8	39.1	8.6

Revenue	$606.1	$855.1	$480.9	$428.0
Reporting Segment Costs	338.8	374.4	475.3	316.1
Adjusted EBITDA	$267.3	$480.7	$5.6	$111.9

Revenue per Ton	$77.52	$299.82	$12.30	$49.96
Costs per Ton	43.33	131.26	12.16	36.90
Adjusted EBITDA Margin per Ton	$34.19	$168.56	$0.14	$13.06

	Six Months Ended June 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	8.2	2.4	43.2	7.8

Revenue	$370.5	$208.5	$477.0	$311.4
Reporting Segment Costs	270.6	257.3	401.4	230.9
Adjusted EBITDA	$99.9	$(48.8)	$75.6	$80.5

Revenue per Ton	$45.15	$86.31	$11.04	$39.75
Costs per Ton	32.97	106.51	9.29	29.47
Adjusted EBITDA Margin per Ton	$12.18	$(20.20)	$1.75	$10.28

Free Cash Flow is defined as net cash provided by (used in) operating activities plus net cash provided by (used in) investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$9.4	$(22.8)
Net cash provided by (used in) investing activities	94.5	(82.6)
Free Cash Flow	$103.9	$(105.4)
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory matters subsequent to December 31, 2021. Information regarding the Company’s regulatory matters is outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2021.
Regulatory Matters - U.S.
EPA Regulation of Greenhouse Gas Emissions from Existing Fossil Fuel-Fired EGUs. On October 23, 2015, the United States Environmental Protection Agency (EPA) published a final rule in the Federal Register regulating greenhouse gas emissions from existing fossil fuel-fired electric generation units (EGUs) under Section 111(d) of the Clean Air Act (CAA) (80 Fed. Reg. 64,662 (Oct. 23, 2015)). The rule (known as the Clean Power Plan or CPP) established emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions (GHGs) from existing fossil fuel-fired EGUs. The CPP required that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders by 28% in 2025 and 32% in 2030 (compared with a 2005 baseline).
The EPA subsequently proposed to repeal the CPP and in August 2018 issued a proposed rule to replace the CPP with the Affordable Clean Energy (ACE) Rule. In June 2019, the EPA issued a combined package that finalized the CPP repeal rule as well as the replacement rule, ACE. The ACE rule set emissions guidelines for greenhouse gas emissions from existing EGUs based on a determination that efficiency heat rate improvements constitute the Best System of Emission Reduction (BSER). Numerous petitions for review challenging the ACE Rule were filed in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) and subsequently consolidated. In January 2021, a 3-judge panel of the D.C. Circuit vacated and remanded the ACE Rule to the EPA, including its repeal of the CPP and amendments to the implementing regulations that extended the compliance timeline.
On October 29, 2021, the Supreme Court of the United States (Supreme Court) granted certiorari in four consolidated matters seeking review of the D.C. Circuit’s opinion vacating the ACE rule and invalidating the repeal of the CPP. On June 30, 2022, the Supreme Court issued its opinion in West Virginia v. EPA, No. 20-1530 (West Virginia). The Supreme Court ruled that the EPA does not have Congressional authority under section 111(d) of the CAA to limit emissions at existing power plants through generation shifting to other fuels and/or renewable energy, but still can regulate emissions at plants by emissions reductions technologies as the EPA has done in the past. The D.C. Circuit’s opinion was reversed and remanded, leaving neither the CPP or the ACE Rule in effect. Thus, it will be necessary for the EPA to initiate new rulemaking in order to control GHGs from EGUs using section 111(d) of the CAA. The EPA tentatively plans to propose emission guidelines for EGUs in the spring of 2023. The Company will continue to monitor EPA rulemaking in this regard.
National Ambient Air Quality Standards (NAAQS). The CAA requires the EPA to review national ambient air quality standards every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone standards promulgated in 2015, including current secondary standards, and subsequently promulgated final standards to this effect. Fifteen states and other petitioners have filed a petition for review of the rule in the D.C. Circuit. The litigation is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
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
In April 2021, the EPA published a final rule in the Federal Register to address the D.C. Circuit remand. This rule imposed further reductions of NOx emissions in 12 states that were subject to the original 2016 rule, which was based on the 2008 ozone NAAQS.
In the same rule, the EPA determined that 9 states did not significantly contribute to downwind nonattainment and/or maintenance issues and therefore did not require additional emission reductions. The EPA subsequently issued Federal Implementation Plans (FIPs) to lower state ozone season NOx budgets in 2021 to 2024 in the affected states. A petition for review challenging the 2021 rule was filed in the D.C. Circuit. Briefing is completed and oral arguments have been scheduled for September 28, 2022, but this does not stay the effectiveness of the rule.
On April 6, 2022, the EPA proposed FIPs to address regional ozone transport for the 2015 ozone NAAQS. The proposed rule would result in new ozone season emission budgets for NOx in 25 states, including four Western states, and the proposed rule additionally contains provisions that would require daily “backstop” emission limits for coal-fired power plants over 100 megawatts. The proposed rule would also set first-time limits on certain industrial sources. The EPA estimates that by 2026 the compliance cost will be $1.1 billion. These emission limitations would apply in addition to requirements contained in State Implementation Plans to control ozone precursors in affected states, although states have the option to replace these limits with equally strict or more stringent limitations.
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
In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate HAP emissions from coal- and oil-fired power plants. This rule also finalized residual risk and technology review standards for the coal- and oil-fired electricity utility generating units source category. Both actions were challenged in the D.C. Circuit but this litigation was placed in abeyance. On February 9, 2022 the EPA proposed a rule to revoke the 2020 finding and to reaffirm the agency’s 2016 finding that it remains “appropriate and necessary” to regulate HAP emissions from coal- and oil-fired power plants under Clean Air Act section 112. In the same proposal, the EPA solicited comments on the performance and cost of new or improved technologies to control HAPs from these power plants as part of the agency’s review of related residual risk and technology review standards.
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

States are empowered to develop and apply water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Standards vary from state to state. Additionally, through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. The EPA issued a final rule in 2020 that could limit state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. That rule was temporarily vacated by a district court, but a Supreme Court order on April 7, 2022, effectively reinstated the rule. The EPA issued another proposal in June 2022 that would supersede the 2020 rule and expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements.
National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality (CEQ) issued a final rule comprehensively updating and modernizing its longstanding NEPA regulations on July 16, 2020. That final rule sought to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things. States and environmental groups have filed several lawsuits challenging the final rule. On April 20, 2022, however, the CEQ published the final Phase 1 rule that partially amended the 2020 rule by restoring key provisions of the pre-2020 NEPA regulations. The CEQ plans to propose a Phase 2 rule in August 2022 that makes broader changes to the 2020 rule.
Regulatory Matters - Australia
Australia’s federal election on May 21, 2022 resulted in the Labor Party replacing the former Coalition administration. The new Labor government plans several reforms to federal environmental and industrial relations laws that have the potential to negatively impact Australian mining operations; however, the majority of reforms are unlikely to be legislated until 2023. Proposed labor market reforms include legislation that would require contracted or labor hire workers undertaking the same roles as direct employees to be paid equal wages; reduced flexibility of employment; and changes to enterprise bargaining legislation that may increase the difficulty of reaching enterprise agreements.
The new Australian federal government has announced plans to legislate for a 43% reduction in Australia’s greenhouse gas emissions by 2030 and to introduce changes by mid-2023 that will require heavy emitting companies producing more than 100,000 tonnes of carbon emissions annually to accelerate their emissions reduction activities. The Australian federal government has also committed to provide an official response to an independent review of Australia’s overarching environmental law, the Environment Protection and Biodiversity Conservation (EPBC) Act, by the end of 2022, with the aim of developing strengthened environmental legislation in 2023.
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
On and from July 1, 2022, the Queensland Government introduced three new royalty tiers for coal produced and sold from the state. The new tier rates are 20% for the portion of prices above $175 Australian dollars per tonne; 30% for prices above $225 Australian dollars per tonne; and a 40% tier for when prices exceed $300 Australian dollars per tonne. Previously, the maximum royalty rate was 15% of the value of the coal sold above $150 Australian dollars per tonne. The change follows a three-year freeze on royalty rates for coal in the state. The Company is working with other coal producers to consider challenges to the implementation of the new royalty tiers.

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
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral and margining requirements, and selling and administrative expenses. The Company has also used cash for early debt retirements, dividends, and share repurchases

Any future determinations to return capital to stockholders, such as dividends or share repurchases will depend on a variety of factors, including the restrictions set forth under the Company’s debt and surety agreements, its net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. The Company’s ability to early retire debt, declare dividends or repurchase shares in the future will depend on its future financial performance, which in turn depends on the successful implementation of its strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to its industry, many of which are beyond the Company’s control. The Company has presently suspended the payment of dividends and share repurchases, as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Liquidity
As of June 30, 2022, the Company’s cash balances totaled $1,120.7 million, including approximately $386 million held by U.S. subsidiaries, $701 million held by Australian subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. The Australian subsidiaries that conduct the operations of the Wilpinjong Mine held cash of approximately $202 million at June 30, 2022. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the first half of 2022, the Company repatriated approximately $200 million. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity increased from $995.9 million as of December 31, 2021 to $1,134.2 million as of June 30, 2022. Available liquidity was comprised of the following:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Cash and cash equivalents	$1,120.7	$954.3
Credit facility availability	—	15.3
Accounts receivable securitization program availability	13.5	26.3
Total liquidity	$1,134.2	$995.9
During the three months ended June 30, 2022, the Company executed an amendment to its credit facility to reduce its capacity by approximately $17 million and to make allowable certain previously restricted payments for joint venture investments. The amendment creates an investment basket which allows payments of $30.0 million per year specifically limited to investment in renewable energy-related projects. Unused portions of the basket carryover from year-to-year, and the total amount of investment will further reduce the credit facility capacity by a like amount, or a minimum of $10.0 million per year, through the maturity of the credit facility. The Company expects to utilize its collateralized letter of credit agreement, described below, to offset future required credit facility capacity reductions. The Company has no contractual commitment for renewable energy-related project investment.
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
At March 4, 2022, the Company held coal derivative contracts in aggregate of 2.3 million metric tons. The majority of these contracts were entered into in the first half of 2021 and related to 1.9 million metric tons of production at the Wambo Underground Mine in the Company’s Seaborne Thermal Mining segment, which were expected to be mined and settled at a rate of 1.2 million metric tons in 2022 (with 0.4 million metric tons settling in the first half of 2022 and 0.8 million settling in the second half of 2022) and 0.7 million metric tons in 2023. These hedge contracts were put in place to support the profitability of the mine, securing anticipated average prices of $84 per metric ton through mid-2023. The remaining hedges relate to brokered coal transactions and other blending and optimization activities, which will settle throughout 2022.

High demand and tight supply for coal globally has resulted in a substantial rise in seaborne thermal coal prices, which has been amplified by the Russian-Ukrainian conflict resulting in unprecedented upward volatility in Newcastle coal pricing since late February. The Newcastle financial price for March closed at $419.50 per metric ton on March 4, 2022, which was 148% above the closing index price of $169.17 per metric ton on December 31, 2021. As a result, the Company’s total initial and variation margin requirements reached approximately $750 million during March 2022, and were $544.2 million at June 30, 2022. Margin is returned to the Company upon reductions in the underlying market coal price or, absent such reductions, cash is recovered as the Company delivers coal into the market at spot prices.
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
During the three months ended March 31, 2022, the Company borrowed and repaid $225.0 million under the Revolving Facility using net proceeds of $222.0 million from at-the-market issuances of 10.1 million shares of common stock and available cash. The Company had no outstanding borrowings and no availability under the Revolving Facility at June 30, 2022. The Company issued a notice to terminate the facility on August 1, 2022 with an effective date of August 4, 2022.
To reduce exposure to additional margin requirements, during the six months ended June 30, 2022, the Company converted 0.8 million metric tons of financial hedges into fixed price physical sales over the next 12 months. As of June 30, 2022, 0.9 million metric tons remain outstanding with 0.4 million metric tons projected to settle over the remainder of 2022. On July 29, 2022, the Company had $529.2 million of margin posted. For additional information regarding the Company’s coal derivative contracts, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report.
Collateral Requirements
In November 2020, the Company entered into an agreement with the providers of its surety bond portfolio to resolve previous collateral demands. In accordance with the agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit. The Company subsequently granted second liens on $200.0 million of certain mining equipment and is further required to post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the surety providers. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the surety agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow through June 30, 2022, additional collateral of $13.0 million was posted during the three months ended March 31, 2022 and $25.7 million was posted subsequent to June 30, 2022, in the form of cash-collateralized letters of credit. The Company is unable to accurately estimate future additional collateral postings due to the sensitivity of free cash flow to external market factors such as coal pricing.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, expected to primarily support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a deposit rate of 0.35% per annum on the amount of cash collateral posted in support of letters of credit, with the rate subject to variation over time. The agreement has an initial expiration date of December 31, 2025. At June 30, 2022, collateralized letters of credit of $12.3 million were outstanding under the agreement.

Indebtedness
The Company’s total indebtedness as of June 30, 2022 and December 31, 2021 is presented in the table below.

Debt Instrument (defined below, as applicable)	June 30, 2022	December 31, 2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	193.6	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	138.8	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	77.5	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	320.9	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	24.1	29.3
Less: Debt issuance costs	(28.0)	(34.8)
	1,046.9	1,137.8
Less: Current portion of long-term debt	177.7	59.6
Long-term debt	$869.2	$1,078.2
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at June 30, 2022, of approximately $40 million during the six months ending December 31, 2022, and approximately $70 million in 2023, $400 million in 2024, $405 million in 2025, and $355 million thereafter. However, as further described below, certain pending transactions to repurchase debt principal could alter the timing and amount of principal and interest payments.
Cash payments for interest related to the Company’s indebtedness and financial assurance instruments amounted to $40.6 million and $48.0 million during the three months ended June 30, 2022 and 2021, respectively, and $77.8 million and $104.3 million during the six months ended June 30, 2022 and 2021, respectively.
2021 Financing Activity and Subsequent Repurchases
During the first quarter of 2021, the Company completed a series of transactions to provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity. These transactions included a senior notes exchange, a revolving credit facility exchange, various amendments to the Company’s existing debt agreements, and a support agreement with the Company’s surety bond providers.
Subsequent to these transactions, the Company completed additional financing transactions which included the implementation of an at-the-market equity offering program pursuant to which the Company sold approximately 24.8 million shares of common stock for net cash proceeds of $269.8 million, the retirement of $270.9 million principal amount of existing debt through various open market purchases at an aggregate cost of $232.4 million, and the issuance of an aggregate 10.0 million shares of common stock in exchange for an additional $106.1 million principal amount of existing debt through multiple bilateral transactions with debt holders.
In the event of open market purchases of its debt, the terms of the 2024 Peabody Notes - now redeemed as described below - required, and the letter of credit facility entered into by the Company in connection with the 2021 financing activity (Company LC Agreement) requires the Company to make repurchase offers to those debt and lien holders. In general, the repurchase offers equate to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. The open market debt repurchases completed during the three months ended December 31, 2021 necessitated a mandatory repurchase offer of up to $38.6 million of 2024 Peabody Notes, at 94.940% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offer resulted in the valid tender and purchase of $0.1 million aggregate accreted value of 2024 Peabody Notes and $30.0 million aggregate principal and commitment amounts under the Company LC Agreement during the three months ended March 31, 2022. The Company’s purchase of the principal and commitment amounts under the Company LC Agreement was effected by the posting of $28.5 million of collateral with the administrative agent and did not reduce the availability under the facility.

The 2024 Co-Issuer Notes and the Co-Issuer Term Loans are also subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a required offer to prepay $105.6 million of total principal resulted in the prepayment of $17.2 million of Co-Issuer Term Loans principal, $0.3 million of 2024 Co-Issuer Notes principal, and a related loss on early debt extinguishment of $0.5 million during the three months ended March 31, 2022. Based upon the Wilpinjong Mine’s results for the six-month period ended June 30, 2022, the Company was required to offer to prepay $65.1 million of total principal subsequent to June 30, 2022. The holders of the Co-Issuer Term Loans unanimously declined their $37.9 million pro rata portion of the offer and the $27.2 million pro rata portion of the offer to the holders of the 2024 Co-Issuer Notes will expire on August 29, 2022.
Voluntary repurchases of Co-Issuer Term Loans are permissible through a modified Dutch auction process. During the three months ended June 30, 2022, the Company solicited bids under such process from all holders of Co-Issuer Term Loans for the repurchase of up to $50.0 million principal amount at prices acceptable to the Company. The auction process resulted in the repurchase of $50.0 million principal amount at a weighted average price of 103.91%, or $52.0 million.
Additionally, the indenture which governs the 2024 Co-Issuer Notes requires that, within 30 business days following a repurchase of the Co-Issuer Term Loans such as that undertaken through the auction process described above, the Company must also offer to repurchase an equivalent principal amount of the 2024 Co-Issuer Notes at the equivalent purchase price. As such, the required offer for $50.0 million aggregate principal amount was made by the Company on May 26, 2022 and subsequently increased to $93.9 million, at the Company’s discretion, subsequent to June 30, 2022. Prior to expiration of the offer, an excess aggregate principal amount of 2024 Co-Issuer Notes had been validly tendered, but the terms of the offer limited the repurchase to $93.9 million. The Company completed the repurchase on July 25, 2022 for $97.5 million.
The credit agreement which governs the Co-Issuer Term Loans requires parity between the holders of Co-Issuer Term Loans and holders of the 2024 Co-Issuer Notes with respect to repurchase offers. Accordingly, the discretionary increase to the 2024 Co-Issuer Notes repurchase offer compelled the Company to offer to repurchase an additional $43.9 million of aggregate principal amount of Co-Issuer Term Loans at 103.91% subsequent to June 30, 2022. The offer will expire on August 22, 2022.
Prior to June 30, 2022, the Company reached agreements to repurchase $22.6 million aggregate principal amount of its Senior Secured Term Loan for $21.3 million in open market transactions. The repurchases settled subsequent to June 30, 2022. As a result of these repurchases, the Company will offer to repurchase $5.7 million of priority lien obligations under the Company LC Agreement at approximately 94% during the three months ending December 31, 2022.
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

The 2028 Convertible Notes will be convertible at the option of the holders only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on June 30, 2022, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the Measurement Period) in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls any 2028 Convertible Notes for redemption; and (5) at any time from, and including, September 1, 2027 until the close of business on the second scheduled trading day immediately before the maturity date.
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
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at June 30, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. The Company’s restricted subsidiaries’ relevant liquidity amounted to $930.7 million at June 30, 2022.
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in January 2022 to extend its maturity to January 2025 and reduce the available funding capacity from $250.0 million to $175.0 million, which better aligns with the current average borrowing base. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At June 30, 2022, the Company had no outstanding borrowings and $161.5 million of letters of credit outstanding under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the securitization program at June 30, 2022.

Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the six months ended June 30, 2022 and 2021, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$9.4	$(22.8)
Net cash provided by (used in) investing activities	94.5	(82.6)
Net cash provided by (used in) financing activities	75.1	(41.9)
Net change in cash, cash equivalents and restricted cash	179.0	(147.3)
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2
Cash, cash equivalents and restricted cash at end of period	$1,133.3	$561.9

Net cash provided by (used in) operating activities	$9.4	$(22.8)
Net cash provided by (used in) investing activities	94.5	(82.6)
Free Cash Flow	$103.9	$(105.4)
Operating Activities. The increase in net cash provided by operating activities for the six months ended June 30, 2022 compared to the same period in the prior year was driven by a year-over-year increase in operating cash flow, primarily from Company’s mining operations ($446.3 million), partially offset by cash utilized to satisfy the margin requirements associated with derivative financial instruments ($414.1 million).
Investing Activities. The increase in net cash provided by investing activities for the six months ended June 30, 2022 compared to the same period in the prior year was driven by higher cash receipts from Middlemount ($140.9 million) and lower capital expenditures and payments of capital accruals ($25.2 million).
Financing Activities. The increase in net cash provided by financing activities for the six months ended June 30, 2022 compared to the same period in the prior year was driven by higher cash proceeds from long-term debt and common stock issuances ($545.0 million and $156.9 million, respectively), partially offset by higher repayments of debt principal ($571.7 million) and higher distributions to non-controlling interests ($13.7 million).
Off-Balance-Sheet Arrangements
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2022, such instruments included $1,453.5 million of surety bonds and $475.1 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its condensed consolidated balance sheets.

As of June 30, 2022, the Company was party to financial instruments with off-balance-sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,276.9	$40.5	$84.2	$35.0	$16.9	$1,453.5
Letters of credit outstanding under letter of credit facilities	212.5	89.3	6.8	5.0	—	313.6
Letters of credit outstanding under accounts receivable securitization program	133.9	17.6	10.0	—	—	161.5
	1,623.3	147.4	101.0	40.0	16.9	1,928.6
Less: Letters of credit in support of surety bonds (4)	(339.5)	(30.3)	(2.3)	(1.2)	—	(373.3)
Less: Cash collateral in support of surety bonds (4)	(15.0)	—	—	—	—	(15.0)
Obligations supported, net	$1,268.8	$117.1	$98.7	$38.8	$16.9	$1,540.3
(1)    Obligations include pension and health care plans, workers’ compensation, and property and casualty insurance
(2)    Obligations pertain to customer and vendor contracts
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers. The Company has also posted $9.1 million in incremental cash collateral directly with the beneficiary that is not supported by a surety bond.
Financial assurances associated with new reclamation bonding requirements, surety bonds or other obligations may require additional collateral in the form of cash or letters of credit causing a decline in the Company’s liquidity.
As described in Note 12. “Financial Instruments and Other Guarantees” in the accompanying unaudited condensed consolidated financial statements, the Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. Self-bonding in the U.S. has become increasingly restricted in recent years, leading to the Company’s increased usage of surety bonds and similar third-party instruments. This change in practice has had an unfavorable impact on its liquidity due to increased collateral requirements and surety and related fees.
At June 30, 2022, the Company had total asset retirement obligations of $725.1 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
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

The Company’s critical accounting policies and estimates are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s critical accounting policies remain unchanged at June 30, 2022, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
As of June 30, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 1.0 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 0.9 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 0.4 million tonnes will settle in 2022 and 0.5 million tonnes will settle in 2023 at expected average pricing of approximately $84 per tonne (Newcastle index). The Newcastle thermal coal index was $390.68 per tonne on June 30, 2022, and the Company had posted $398 million of variation margin for the related derivative contracts at such date. A change in the Newcastle forward curve of $100 per tonne would increase or decrease the Company’s variation margin requirement by approximately $92 million and result in comparable unrealized gains or losses.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2022, the Company had currency options outstanding with an aggregate notional amount of $758.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending March 31, 2023. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $196 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at June 30, 2022, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $180 million for the next twelve months.
Diesel Fuel Price Risk
Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of June 30, 2022, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
The Company expects to consume 95 to 105 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $23 million based on its expected usage.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to various legal and regulatory proceedings. For a description of its significant legal proceedings refer to Note 13. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.
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

Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program), which was eventually expanded to $1.5 billion during 2018. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2022, the Company has repurchased 41.5 million shares of its common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
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
Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. Through June 30, 2022, the Company has sold approximately 24.8 million shares for net cash proceeds of $269.8 million. No sales were made under this at-the-market equity offering program during the six months ended June 30, 2022, leaving approximately 7.7 million shares available for sale.
On March 7, 2022, the Company entered into an at-the-market equity offering program pursuant to which the Company could offer and sell shares of its common stock having an aggregate gross sales price of up of $225 million. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated March 7, 2022 relating to the offer and sale of the shares. During the six months ended June 30, 2022, the Company sold approximately 10.1 million shares for net proceeds of $222.0 million, thereby concluding this at-the-market equity offering program.
During 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes in which the Company issued an aggregate 10.0 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes. No such bilateral transactions were completed during the six months ended June 30, 2022. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2022	—	$—	—	$160.5
May 1 through May 31, 2022	—	—	—	160.5
June 1 through June 30, 2022	27,446	25.20	—	160.5
Total	27,446	25.20	—
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

PEABODY ENERGY CORPORATION
Date:	August 4, 2022	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)