Form 10-Q
period 2022-09-30
PEABODY ENERGY CORP
filed 2022-11-03
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 143.9 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at October 31, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share data)
Revenue	$1,342.5	$679.0	$3,355.8	$2,053.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	838.4	649.4	2,363.0	1,843.4
Depreciation, depletion and amortization	80.7	77.9	227.4	223.3
Asset retirement obligation expenses	13.1	14.3	40.8	45.3
Selling and administrative expenses	19.6	21.1	64.5	64.2
Restructuring charges	1.0	1.7	2.8	5.9
Other operating (income) loss:
Net gain on disposals	(5.0)	(25.8)	(22.7)	(28.2)
Asset impairment	1.7	—	1.7	—
Income from equity affiliates	(27.5)	(15.8)	(120.9)	(11.4)
Operating profit (loss)	420.5	(43.8)	799.2	(88.8)
Interest expense	33.8	45.5	110.8	143.3
Net loss (gain) on early debt extinguishment	8.7	(16.0)	34.5	(31.3)
Interest income	(4.9)	(1.4)	(6.3)	(4.2)
Net periodic benefit credit, excluding service cost	(12.2)	(8.6)	(36.7)	(26.0)
Income (loss) from continuing operations before income taxes	395.1	(63.3)	696.9	(170.6)
Income tax provision (benefit)	10.7	(3.7)	21.0	(10.3)
Income (loss) from continuing operations, net of income taxes	384.4	(59.6)	675.9	(160.3)
(Loss) income from discontinued operations, net of income taxes	(0.8)	24.3	(2.3)	20.0
Net income (loss)	383.6	(35.3)	673.6	(140.3)
Less: Net income attributable to noncontrolling interests	8.5	8.9	8.5	12.6
Net income (loss) attributable to common stockholders	$375.1	$(44.2)	$665.1	$(152.9)

Income (loss) from continuing operations:
Basic income (loss) per share	$2.61	$(0.60)	$4.72	$(1.65)
Diluted income (loss) per share	$2.34	$(0.60)	$4.33	$(1.65)
Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$2.60	$(0.38)	$4.70	$(1.46)
Diluted income (loss) per share	$2.33	$(0.38)	$4.31	$(1.46)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income (loss)	$383.6	$(35.3)	$673.6	$(140.3)
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(11.0)	(40.3)	(33.0)
Foreign currency translation adjustment	0.1	(0.8)	(1.4)	(1.2)
Other comprehensive loss, net of income taxes	(13.3)	(11.8)	(41.7)	(34.2)
Comprehensive income (loss)	370.3	(47.1)	631.9	(174.5)
Less: Net income attributable to noncontrolling interests	8.5	8.9	8.5	12.6
Comprehensive income (loss) attributable to common stockholders	$361.8	$(56.0)	$623.4	$(187.1)

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,354.5	$954.3
Accounts receivable, net of allowance for credit losses of $0.0 at September 30, 2022 and December 31, 2021	426.4	350.5
Inventories, net	277.4	226.7
Other current assets	305.8	270.2
Total current assets	2,364.1	1,801.7
Property, plant, equipment and mine development, net	2,817.6	2,950.6
Operating lease right-of-use assets	29.0	35.5
Investments and other assets	220.3	162.0
Total assets	$5,431.0	$4,949.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$546.9	$59.6
Accounts payable and accrued expenses	771.2	872.1
Total current liabilities	1,318.1	931.7
Long-term debt, less current portion	322.3	1,078.2
Deferred income taxes	24.5	27.3
Asset retirement obligations	660.8	654.8
Accrued postretirement benefit costs	203.9	212.1
Operating lease liabilities, less current portion	13.3	27.2
Other noncurrent liabilities	226.9	197.7
Total liabilities	2,769.8	3,129.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 187.1 shares issued and 143.9 shares outstanding as of September 30, 2022 and 176.3 shares issued and 133.3 shares outstanding as of December 31, 2021	1.9	1.8
Additional paid-in capital	3,974.1	3,745.6
Treasury stock, at cost — 43.2 and 43.0 common shares as of September 30, 2022 and December 31, 2021	(1,372.9)	(1,370.3)
Accumulated deficit	(248.1)	(913.2)
Accumulated other comprehensive income	256.2	297.9
Peabody Energy Corporation stockholders’ equity	2,611.2	1,761.8
Noncontrolling interests	50.0	59.0
Total stockholders’ equity	2,661.2	1,820.8
Total liabilities and stockholders’ equity	$5,431.0	$4,949.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$673.6	$(140.3)
Loss (income) from discontinued operations, net of income taxes	2.3	(20.0)
Income (loss) from continuing operations, net of income taxes	675.9	(160.3)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	227.4	223.3
Noncash interest expense, net	13.6	15.2
Deferred income taxes	(2.8)	(22.0)
Noncash share-based compensation	6.6	5.6
Asset impairment	1.7	—
Net gain on disposals	(22.7)	(28.2)
Net loss (gain) on early debt extinguishment	34.5	(31.3)
Income from equity affiliates	(120.9)	(11.4)
Foreign currency option contracts	4.4	5.3
Changes in current assets and liabilities:
Accounts receivable	(75.9)	(31.1)
Inventories	(50.7)	37.1
Other current assets	(40.6)	(11.1)
Accounts payable and accrued expenses	(61.6)	42.5
Collateral arrangements	(36.8)	(5.0)
Asset retirement obligations	6.0	17.4
Workers’ compensation obligations	(2.5)	—
Postretirement benefit obligations	(48.5)	(43.9)
Pension obligations	(1.7)	(1.8)
Other, net	3.5	0.2
Net cash provided by continuing operations	508.9	0.5
Net cash used in discontinued operations	(4.8)	(18.9)
Net cash provided by (used in) operating activities	504.1	(18.4)

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(104.5)	(123.6)
Changes in accrued expenses related to capital expenditures	(8.3)	(3.3)
Proceeds from disposal of assets, net of receivables	30.6	12.7
Contributions to joint ventures	(475.1)	(363.8)
Distributions from joint ventures	465.2	350.3
Advances to related parties	(1.3)	(0.4)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	154.9	8.4
Other, net	(0.4)	—
Net cash provided by (used in) investing activities	61.1	(119.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	545.0	—
Repayments of long-term debt	(846.3)	(133.6)
Payment of debt issuance and other deferred financing costs	(21.1)	(22.5)
Proceeds from common stock issuances, net of costs	222.0	177.2
Repurchase of employee common stock relinquished for tax withholding	(2.6)	(1.3)
Distributions to noncontrolling interests	(17.5)	(3.9)
Net cash (used in) provided by financing activities	(120.5)	15.9
Net change in cash, cash equivalents and restricted cash	444.7	(122.2)
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2
Cash, cash equivalents and restricted cash at end of period (1)	$1,399.0	$587.0

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period” at September 30, 2022
Cash and cash equivalents	$1,354.5
Restricted cash included in “Investments and other assets”	44.5
Cash, cash equivalents and restricted cash at end of period	$1,399.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Common Stock
Balance, beginning of period	$1.9	$1.5	$1.8	$1.4
Common stock issuances, net of costs	—	0.1	0.1	0.2
Balance, end of period	1.9	1.6	1.9	1.6
Additional paid-in capital
Balance, beginning of period	3,972.9	3,463.8	3,745.6	3,364.6
Share-based compensation for equity-classified awards	1.2	1.7	6.6	5.6
Common stock issued in exchange for debt retirement	—	27.7	—	58.2
Common stock issuances, net of costs	—	111.9	221.9	176.7
Balance, end of period	3,974.1	3,605.1	3,974.1	3,605.1
Treasury stock
Balance, beginning of period	(1,372.9)	(1,370.2)	(1,370.3)	(1,368.9)
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.6)	(1.3)
Balance, end of period	(1,372.9)	(1,370.2)	(1,372.9)	(1,370.2)
Accumulated deficit
Balance, beginning of period	(623.2)	(1,382.0)	(913.2)	(1,273.3)
Net income (loss) attributable to common stockholders	375.1	(44.2)	665.1	(152.9)
Balance, end of period	(248.1)	(1,426.2)	(248.1)	(1,426.2)
Accumulated other comprehensive income
Balance, beginning of period	269.5	183.4	297.9	205.8
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(11.0)	(40.3)	(33.0)
Foreign currency translation adjustment	0.1	(0.8)	(1.4)	(1.2)
Balance, end of period	256.2	171.6	256.2	171.6
Noncontrolling interests
Balance, beginning of period	45.2	55.3	59.0	51.7
Net income attributable to noncontrolling interests	8.5	8.9	8.5	12.6
Distributions to noncontrolling interests	(3.7)	(3.8)	(17.5)	(3.9)
Balance, end of period	50.0	60.4	50.0	60.4
Total stockholders’ equity	$2,661.2	$1,042.3	$2,661.2	$1,042.3
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2021 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2022.
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

	Three Months Ended September 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$44.8	$—	$290.2	$259.8	$—	$594.8
Export	308.3	—	—	—	—	308.3
Total thermal	353.1	—	290.2	259.8	—	903.1
Metallurgical coal
Export	—	309.9	—	—	—	309.9
Total metallurgical	—	309.9	—	—	—	309.9
Other (2)	0.1	0.8	0.3	1.6	126.7	129.5
Revenue	$353.2	$310.7	$290.5	$261.4	$126.7	$1,342.5

	Three Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$41.1	$—	$247.3	$181.0	$—	$469.4
Export	219.4	—	—	2.2	—	221.6
Total thermal	260.5	—	247.3	183.2	—	691.0
Metallurgical coal
Export	—	176.8	—	—	—	176.8
Total metallurgical	—	176.8	—	—	—	176.8
Other (2)	0.2	2.7	(0.2)	1.4	(192.9)	(188.8)
Revenue	$260.7	$179.5	$247.1	$184.6	$(192.9)	$679.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$125.0	$—	$771.6	$682.5	$—	$1,579.1
Export	833.7	—	—	1.0	—	834.7
Total thermal	958.7	—	771.6	683.5	—	2,413.8
Metallurgical coal
Export	—	1,161.2	—	—	—	1,161.2
Total metallurgical	—	1,161.2	—	—	—	1,161.2
Other (2)	0.6	4.6	(0.2)	5.9	(230.1)	(219.2)
Revenue	$959.3	$1,165.8	$771.4	$689.4	$(230.1)	$3,355.8

	Nine Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$132.7	$—	$724.5	$487.8	$—	$1,345.0
Export	497.7	—	—	3.4	—	501.1
Total thermal	630.4	—	724.5	491.2	—	1,846.1
Metallurgical coal
Export	—	383.8	—	—	—	383.8
Total metallurgical	—	383.8	—	—	—	383.8
Other (2)	0.8	4.2	(0.4)	4.8	(185.6)	(176.2)
Revenue	$631.2	$388.0	$724.1	$496.0	$(185.6)	$2,053.7
(1)    Corporate and Other includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Unrealized gains (losses) on derivative contracts related to forecasted sales	$90.4	$(238.4)	$(235.1)	$(264.0)
Realized losses on derivative contracts related to forecasted sales	(117.4)	(13.1)	(308.0)	(28.1)
Revenue from physical sale of coal (3)	150.7	56.9	294.0	98.0
Trading revenue	0.3	0.7	10.7	1.4
Other (2)	2.7	1.0	8.3	7.1
Total Corporate and Other	$126.7	$(192.9)	$(230.1)	$(185.6)
(2)    Includes revenue from arrangements such as customer contract-related payments associated with volume shortfalls, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals.
(3)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s operating segments and sold to customers through the Company’s coal trading business as part of settling certain derivative contracts. Primarily represents the difference between the price contracted with the customer and the price allocated to the operating segment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable
“Accounts receivable, net” at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Trade receivables, net	$387.1	$307.0
Miscellaneous receivables, net	39.3	43.5
Accounts receivable, net	$426.4	$350.5
None of the above receivables included allowances for credit losses at September 30, 2022 or December 31, 2021. No charges for credit losses were recognized during the three and nine months ended September 30, 2022 or 2021.
(4)     Inventories
“Inventories, net” as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Materials and supplies, net	$121.7	$102.1
Raw coal	58.5	54.6
Saleable coal	97.2	70.0
Inventories, net	$277.4	$226.7
Materials and supplies inventories, net presented above have been shown net of reserves of $7.6 million and $9.0 million as of September 30, 2022 and December 31, 2021.
(5) Equity Method Investments
The Company had total equity method investments and financing receivables of $32.8 million and $62.2 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Income from equity affiliates” in the unaudited condensed consolidated statements of operations was income related to Middlemount of $28.4 million and $15.8 million during the three months ended September 30, 2022 and 2021, respectively, and $123.6 million and $11.4 million during the nine months ended September 30, 2022 and 2021, respectively.
The Company received cash payments from Middlemount of $151.5 million and $7.6 million during the nine months ended September 30, 2022 and 2021, respectively.
One of the Company’s Australian subsidiaries is party to an agreement to provide a revolving loan to Middlemount. The Company’s participation in the revolving loan will not, at any time, exceed its 50% equity interest of the revolving loan limit, which was $50 million Australian dollars at September 30, 2022. The revolving loan bears interest at 10% per annum and expires on December 31, 2023. There was no outstanding revolving loan at September 30, 2022 or December 31, 2021.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of September 30, 2022.
Foreign Currency Option Contracts
As of September 30, 2022, the Company had currency options outstanding with an aggregate notional amount of $855.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending June 30, 2023. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.80 over the nine-month period ending June 30, 2023.
Derivative Contracts Related to Forecasted Sales
As of September 30, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 1.0 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 0.9 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 0.3 million tonnes will settle in 2022 and 0.6 million tonnes will settle in 2023. The remaining 0.1 million tonnes aggregate notional volume related to other coal financial contracts will settle in 2022. Additionally, the Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
During the three months ended September 30, 2022, the Company recorded a net unrealized mark-to-market gain of $90.4 million on these coal derivative contracts, which includes approximately $49 million of unrealized mark-to-market gains on financial derivatives and approximately $41 million of unrealized mark-to-market gains on physical forward sales contracts. During the nine months ended September 30, 2022, the Company recorded a net unrealized mark-to-market loss of $235.1 million on these coal derivative contracts, which includes approximately $257 million of unrealized mark-to-market losses on financial derivatives and approximately $22 million of unrealized mark-to-market gains on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of September 30, 2022.
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

	September 30, 2022		December 31, 2021
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$1.4	$—	$1.4	$—
Derivative contracts related to forecasted sales	236.0	(633.7)	59.5	(184.2)
Financial trading contracts	12.2	—	3.4	—
Total derivatives	249.6	(633.7)	64.3	(184.2)
Effect of counterparty netting	(236.0)	236.0	(59.5)	59.5
Variation margin (received) posted	(12.2)	390.0	(3.4)	95.2
Net derivatives and variation margin as classified in the balance sheets	$1.4	$(7.7)	$1.4	$(29.5)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of September 30, 2022, the Company had posted $465.9 million aggregate margin cash, consisting of $377.8 million variation margin cash and $88.1 million initial margin. As of December 31, 2021, the Company had posted $130.1 million aggregate margin cash, consisting of $91.8 million variation margin cash and $38.3 million initial margin.
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
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings. The tables below show the amounts of pretax gains and losses related to the Company’s derivatives and their classification within the accompanying unaudited condensed consolidated statements of operations.

		Three Months Ended September 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(3.0)	$(1.6)	$(1.4)
Derivative contracts related to forecasted sales	Revenue	(27.0)	(117.4)	90.4
Financial trading contracts	Revenue	0.3	0.5	(0.2)
Total		$(29.7)	$(118.5)	$88.8

		Three Months Ended September 30, 2021
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(1.0)	$(1.6)	$0.6
Derivative contracts related to forecasted sales	Revenue	(251.5)	(13.1)	(238.4)
Financial trading contracts	Revenue	0.7	0.7	—
Total		$(251.8)	$(14.0)	$(237.8)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Nine Months Ended September 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(8.2)	$(3.8)	$(4.4)
Derivative contracts related to forecasted sales	Revenue	(543.1)	(308.0)	(235.1)
Financial trading contracts	Revenue	10.7	0.6	10.1
Total		$(540.6)	$(311.2)	$(229.4)

		Nine Months Ended September 30, 2021
		Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.3)	$3.0	$(8.3)
Derivative contracts related to forecasted sales	Revenue	(292.1)	(28.1)	(264.0)
Financial trading contracts	Revenue	1.4	0.6	0.8
Total		$(296.0)	$(24.5)	$(271.5)
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

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.4	$—	$1.4
Derivative contracts related to forecasted sales	—	(397.7)	—	(397.7)
Financial trading contracts	—	12.2	—	12.2
Equity securities	—	—	2.3	2.3
Total net (liabilities) assets	$—	$(384.1)	$2.3	$(381.8)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.4	$—	$1.4
Derivative contracts related to forecasted sales	—	(124.7)	—	(124.7)
Financial trading contracts	—	3.4	—	3.4
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(119.9)	$4.0	$(115.9)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2022 and December 31, 2021:
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

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Total debt at par value	$891.0	$1,173.2
Less: Unamortized debt issuance costs and original issue discount	(21.8)	(35.4)
Net carrying amount	$869.2	$1,137.8

Estimated fair value	$1,034.0	$1,136.5
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
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2022 and 2021. The Company’s policy is to value all transfers between levels using the beginning of period valuation. The Company recorded an impairment loss of $1.7 million related to its Level 3 investment in equity securities during the three months ended September 30, 2022.
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2022 and December 31, 2021 is set forth in the table below:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Land and coal interests	$2,487.3	$2,494.1
Buildings and improvements	596.1	550.8
Machinery and equipment	1,440.0	1,386.2
Less: Accumulated depreciation, depletion and amortization	(1,705.8)	(1,480.5)
Property, plant, equipment and mine development, net	$2,817.6	$2,950.6
Asset Impairment and Other At-Risk Assets
The Company has identified certain assets with an aggregate carrying value of $209.2 million at September 30, 2022 in its Other U.S. Thermal Mining segment whose recoverability is most sensitive to customer demand, customer concentration risk and future economic viability. The Company conducted a review of those assets as of September 30, 2022 and determined that no impairment charges were necessary as of that date.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the nine months ended September 30, 2022 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company is expecting to utilize substantial net operating losses in Australia and the U.S. in 2022 based on estimated pretax income. The Company’s income tax provision of $10.7 million and income tax benefit of $3.7 million for the three months ended September 30, 2022 and 2021, respectively, included tax benefits of $1.6 million and $1.1 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provision of $21.0 million and income tax benefit of $10.3 million for the nine months ended September 30, 2022 and 2021, respectively, included tax benefits of $3.5 million and $1.6 million, respectively, related to the remeasurement of foreign income tax accounts.
(9)     Long-term Debt
The Company’s total indebtedness as of September 30, 2022 and December 31, 2021 consisted of the following:

Debt Instrument (defined below, as applicable)	September 30, 2022	December 31, 2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	81.6	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	114.6	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	66.2	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	282.6	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	25.7	29.3
Less: Debt issuance costs	(21.5)	(34.8)
	869.2	1,137.8
Less: Current portion of long-term debt (1)	546.9	59.6
Long-term debt	$322.3	$1,078.2
(1)    The Company has the positive intent and ability to retire additional debt in the next twelve months using working capital. As such, all debt with the exception of the 2028 Convertible Notes and finance lease obligations was classified within “Current portion of long-term debt” in the accompanying condensed consolidated balance sheets at September 30, 2022.
2021 Financing Activity and Subsequent Debt Repurchases
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
Subsequent to these transactions, the Company completed additional financing transactions during 2021 which included the implementation of an at-the-market equity offering program pursuant to which the Company sold approximately 24.8 million shares of common stock for net cash proceeds of $269.8 million, the retirement of $270.9 million principal amount of existing debt through various open market purchases at an aggregate cost of $232.4 million, and the issuance of an aggregate 10.0 million shares of common stock in exchange for an additional $106.1 million principal amount of existing debt through multiple bilateral transactions with debt holders.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the event of open market purchases of its debt, the terms of the 2024 Peabody Notes - now redeemed as described below - required, and the letter of credit facility entered into by the Company in connection with the 2021 financing activity (Company LC Agreement) requires the Company to make repurchase offers to those debt and lien holders. In general, the repurchase offers equate to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. The open market debt repurchases completed during the three months ended December 31, 2021 necessitated a mandatory repurchase offer of up to $38.6 million of 2024 Peabody Notes, at 94.94% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offer resulted in the valid tender and purchase of $0.1 million aggregate accreted value of 2024 Peabody Notes and $30.0 million aggregate principal and commitment amounts under the Company LC Agreement during the three months ended March 31, 2022. The Company’s purchase of the principal and commitment amounts under the Company LC Agreement was effected by the posting of $28.5 million of collateral with the administrative agent and did not reduce the availability under the facility. During the three months ended September 30, 2022, the Company repurchased $48.8 million aggregate principal amount of its Senior Secured Term Loan and 2025 Notes for $46.6 million in various open market transactions. As a result of these repurchases, the Company made a mandatory offer to repurchase $12.2 million of priority lien obligations under the Company LC Agreement at 95.57% on October 17, 2022. The offer will expire on November 16, 2022.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans are also subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period may be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a required offer to prepay $105.6 million of total principal resulted in the prepayment of $17.2 million of Co-Issuer Term Loans principal and $0.3 million of 2024 Co-Issuer Notes principal during the three months ended March 31, 2022. Based upon the Wilpinjong Mine’s results for the six-month period ended June 30, 2022, the Company offered to prepay $65.1 million of total principal at 103.91% during the three months ended September 30, 2022. The holders of the Co-Issuer Term Loans unanimously declined their $37.9 million pro rata portion of the offer and the holders of the 2024 Co-Issuer Notes tendered for prepayment $18.2 million principal amount of their $27.2 million pro rata portion of the offer. The Company completed the prepayment during the three months ended September 30, 2022.
Voluntary repurchases of Co-Issuer Term Loans are permissible through various methods, including a modified Dutch auction process in which the Company may solicit acceptable prices from holders. During the three months ended June 30, 2022, the Company solicited bids from all holders of Co-Issuer Term Loans for the repurchase of up to $50.0 million principal amount, resulting in that full amount of principal being repurchased at a weighted average price of 103.91%, or $52.0 million in total. During the three months ended September 30, 2022, the Company solicited bids from all holders of Co-Issuer Term Loans for the repurchase of up to $75.0 million principal amount, resulting in $20.4 million of principal being repurchased at a weighted average price of 105.91%, or $21.6 million in total.
The indenture which governs the 2024 Co-Issuer Notes requires that, within 30 business days following a repurchase of the Co-Issuer Term Loans such as that undertaken through the auction processes described above, the Company must also offer to repurchase an equivalent principal amount of the 2024 Co-Issuer Notes at the equivalent purchase price. Further, the credit agreement which governs the Co-Issuer Term Loans requires parity between the holders of Co-Issuer Term Loans and holders of the 2024 Co-Issuer Notes with respect to repurchase offers. As a result of the modified Dutch auction process completed during the three months ended June 30, 2022, the required equivalent offer to purchase $50.0 million aggregate principal amount of 2024 Co-Issuer Notes was made by the Company on May 26, 2022 and was subsequently increased to $93.9 million, at the Company’s discretion. The offer was fully tendered and the Company completed the repurchase on July 25, 2022 for $97.5 million. The discretionary increase to the 2024 Co-Issuer Notes repurchase offer compelled the Company to offer to repurchase an additional $43.9 million principal amount of Co-Issuer Term Loans at 103.91% which resulted in the valid tender and purchase of $3.8 million principal for $4.0 million during the three months ended September 30, 2022.
As a result of the modified Dutch auction process completed during the three months ended September 30, 2022, the Company offered to repurchase the outstanding $81.6 million principal amount of 2024 Co-Issuer Notes at 105.91% on September 19, 2022, which exceeded the required offer amount. To maintain parity with respect to the holders of the Co-Issuer Term Loans, the Company simultaneously offered to repurchase $61.2 million principal amount of Co-Issuer Term Loans at 105.91%. Both offers will expire on November 18, 2022.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s various debt repurchases during 2022 resulted in the realization of net losses from early debt extinguishment of $8.7 million and $11.5 million during the three months and nine months ended September 30, 2022, respectively.
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
The 2028 Convertible Notes are convertible at the option of the holders only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended June 30, 2022, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the Measurement Period) in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls any 2028 Convertible Notes for redemption; and (5) at any time from, and including, September 1, 2027 until the close of business on the second scheduled trading day immediately before the maturity date.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Margin Financing Arrangement
On March 7, 2022, the Company entered into a credit agreement, by and among the Company, as borrower, Goldman Sachs Lending Partners LLC, as administrative agent, and the lenders party thereto (the Credit Agreement). The Credit Agreement provided for a $150 million unsecured revolving credit facility (the Revolving Facility), was scheduled to mature on April 1, 2025 and bore interest at a rate of 10.0% per annum on drawn amounts. The Revolving Facility was intended to support the Company’s near-term liquidity requirements, particularly with respect to the cash margin requirements associated with the Company’s coal derivative contracts, which fluctuate depending upon underlying market coal prices. Concurrently with the Credit Agreement, the Company entered into an agreement with Goldman Sachs & Company LLC to act as sales agent for at-the-market equity offerings of up to $225.0 million of the Company’s common stock.
During the three months ended March 31, 2022, the Company borrowed and repaid $225.0 million under the Revolving Facility using net proceeds of $222.0 million from at-the-market issuances of 10.1 million shares of common stock and available cash. The Company made no additional borrowings and terminated the facility on August 4, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Indebtedness	$20.8	$31.9	$70.7	$105.0
Financial assurance instruments	13.0	13.6	40.1	38.3
Interest expense	$33.8	$45.5	$110.8	$143.3

Cash paid for interest	$26.4	$40.0	$104.2	$144.3
Non-cash interest expense	$4.6	$4.9	$13.6	$15.2
The Senior Secured Term Loan is the Company’s only outstanding variable rate debt, which bore interest at LIBOR plus 2.75% per annum (5.83%) at September 30, 2022. The rate increased to 6.33% on October 26, 2022.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at September 30, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic pension credit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost for benefits earned	$0.1	$—	$0.1	$0.1
Interest cost on projected benefit obligation	5.3	5.2	16.0	15.4
Expected return on plan assets	(6.0)	(5.8)	(17.9)	(17.2)
Net periodic pension credit	$(0.6)	$(0.6)	$(1.8)	$(1.7)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of September 30, 2022, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2022 based on minimum funding requirements and does not expect to make any discretionary contributions in 2022 at this time.
In March 2022, Peabody Investments Corp. (PIC), a wholly-owned subsidiary of PEC, entered into a commitment agreement relating to the Peabody Investments Corp. Retirement Plan (the Peabody Retirement Plan) with The Prudential Insurance Company of America (Prudential) and Fiduciary Counselors Inc., as independent fiduciary to the Peabody Retirement Plan. Under the commitment agreement, the Peabody Retirement Plan purchased a group annuity contract (GAC) from Prudential for approximately $500 million and Prudential will reimburse the Peabody Retirement Plan for benefit payments to be made to the Peabody Retirement Plan’s participants. The Peabody Retirement Plan continues to administer and pay the retirement benefits of Peabody Retirement Plan participants and is reimbursed by Prudential for the payment of all benefits covered by the GAC. The purchase of the GAC was funded directly by the Peabody Retirement Plan’s assets. There will be no impact on the monthly retirement benefits paid to Peabody Retirement Plan participants and no material impact on contributions for the Peabody Retirement Plan in 2022 as a result of this transaction.
In May 2022, the Board of Directors of PIC approved the termination of the Peabody Retirement Plan effective July 31, 2022. In June 2022, the Peabody Retirement Plan’s participants were notified of the Peabody Retirement Plan termination and the Peabody Retirement Plan filed an application with the Internal Revenue Service to request a determination as to the qualified status under §401(a) of the Internal Revenue Code of 1986 with respect to the amendment and termination of the Peabody Retirement Plan. Once all regulatory approvals are received, benefits will be distributed to participants or transferred to an insurance company. Anticipated asset distribution, via voluntary lump sum payouts for active and deferred participants, is expected in the first half of 2023, following which participants not electing a lump sum and all participants in payment status will be transferred to a highly qualified insurance company.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost for benefits earned	$0.2	$0.3	$0.6	$0.8
Interest cost on accumulated postretirement benefit obligation	1.7	2.9	5.2	8.7
Expected return on plan assets	(0.2)	(0.3)	(0.6)	(0.7)
Amortization of prior service credit	(13.4)	(11.0)	(40.3)	(33.0)
Net periodic postretirement benefit credit	$(11.7)	$(8.1)	$(35.1)	$(24.2)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has established a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA trust in 2022 and plans to utilize a portion of VEBA assets to make certain benefit payments.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for both the three and nine months ended September 30, 2022, and approximately 0.9 million and 0.8 million for the three and nine months ended September 30, 2021, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Basic EPS numerator:
Income (loss) from continuing operations, net of income taxes	$384.4	$(59.6)	$675.9	$(160.3)
Less: Net income attributable to noncontrolling interests	8.5	8.9	8.5	12.6
Income (loss) from continuing operations attributable to common stockholders	375.9	(68.5)	667.4	(172.9)
(Loss) income from discontinued operations, net of income taxes	(0.8)	24.3	(2.3)	20.0
Net income (loss) attributable to common stockholders	$375.1	$(44.2)	$665.1	$(152.9)

Diluted EPS numerator:
Income (loss) from continuing operations, net of income taxes	$384.4	$(59.6)	$675.9	$(160.3)
Add: Tax adjusted interest expense related to 2028 Convertible Notes	2.6	—	6.1	—
Less: Net income attributable to noncontrolling interests	8.5	8.9	8.5	12.6
Income (loss) from continuing operations attributable to common stockholders	378.5	(68.5)	673.5	(172.9)
(Loss) income from discontinued operations, net of income taxes	(0.8)	24.3	(2.3)	20.0
Net income (loss) attributable to common stockholders	$377.7	$(44.2)	$671.2	$(152.9)

EPS denominator:
Weighted average shares outstanding — basic	144.1	114.9	141.4	104.9
Dilutive impact of share-based compensation awards	1.7	—	1.6	—
Dilutive impact of 2028 Convertible Notes	16.1	—	12.6	—
Weighted average shares outstanding — diluted	161.9	114.9	155.6	104.9

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$2.61	$(0.60)	$4.72	$(1.65)
(Loss) income from discontinued operations	(0.01)	0.22	(0.02)	0.19
Net income (loss) attributable to common stockholders	$2.60	$(0.38)	$4.70	$(1.46)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$2.34	$(0.60)	$4.33	$(1.65)
(Loss) income from discontinued operations	(0.01)	0.22	(0.02)	0.19
Net income (loss) attributable to common stockholders	$2.33	$(0.38)	$4.31	$(1.46)
(12) Financial Instruments and Other Guarantees
The Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2022, such instruments included $1,380.5 million of surety bonds and $505.4 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclamation Bonding
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits.
In November 2020, the Company entered into an agreement with the providers of its surety bond portfolio to resolve previous collateral demands. In accordance with the agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit. The Company subsequently granted second liens on $200.0 million of certain mining equipment and is further required to post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the surety providers. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the surety agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow since entering into the surety agreement, additional collateral of $38.7 million was posted during the nine months ended September 30, 2022 and $57.4 million was posted subsequent to September 30, 2022, primarily in the form of cash-collateralized letters of credit.
At September 30, 2022, the Company’s asset retirement obligations of $725.8 million were supported by surety bonds of $1,234.6 million, as well as letters of credit issued under the Company’s receivables securitization program and the Company LC Agreement. Letters of credit issued at September 30, 2022 which served as collateral for surety bonds in support of asset retirement obligations amounted to $369.9 million.
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
At September 30, 2022, the Company had no outstanding borrowings and $164.1 million of letters of credit outstanding under the Securitization Program. The letters of credit were primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $10.9 million at September 30, 2022. The Company was not required to post cash collateral under the Securitization Program at September 30, 2022.
The Company incurred interest and fees associated with the Securitization Program of $1.2 million and $1.0 million during the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $3.0 million during the nine months ended September 30, 2022 and 2021, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, expected to primarily support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a deposit rate of 2.24% per annum on the amount of cash collateral posted in support of letters of credit, with the rate subject to variation over time. The agreement has an initial expiration date of December 31, 2025. At September 30, 2022, collateralized letters of credit of $43.2 million were outstanding under the agreement. The underlying collateral balance of $44.5 million at September 30, 2022 is included with “Investments and other assets” in the accompanying condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other
As of September 30, 2022, the Company had other collateral balances of $60.9 million posted, including $43.8 million related to reclamation, which are included with “Investments and other assets” in the accompanying condensed consolidated balance sheets. Such collateral balances amounted to $23.8 million at December 31, 2021, including $15.0 million related to reclamation.
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2022, purchase commitments for capital expenditures were $77.8 million, all of which is obligated within the next three years, with $71.3 million obligated within the next 12 months.
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
Litigation and Matters Relating to Continuing Operations
Securities Class Action. On September 28, 2020, the Oklahoma Firefighters Pension and Retirement System brought a lawsuit, styled In Re Peabody Energy Corporation Securities Litigation No. 1:20-cv-08024 (PKC), against the Company and certain of its officers in the U.S. District Court for the Southern District of New York (the Court) on behalf of a putative class of shareholders (Plaintiffs) who held Company stock between April 3, 2017 and October 28, 2019, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Securities Class Action). Plaintiffs alleged that the defendants made false or misleading statements and/or failed to disclose certain adverse facts pertaining to safety practices at the Company’s North Goonyella Mine and the events leading up to a fire at the mine, and that, after a September 28, 2018 fire at the mine, made false or misleading statements and/or failed to disclose certain adverse facts pertaining to the feasibility of the Company’s plan to restart the mine after the fire. On January 12, 2021, the Court appointed the Oregon Public Employees Retirement Fund as lead plaintiff. On January 25, 2021, the Court entered a scheduling order for this matter. Plaintiffs filed their amended complaint on March 19, 2021. The defendants filed a pre-motion letter on April 30, 2021, while the Plaintiffs’ response letter was filed on May 6, 2021. The defendants filed their motion to dismiss on June 7, 2021. The Plaintiffs’ opposition brief to the motion to dismiss was filed on July 22, 2021. The defendants filed their reply to Plaintiffs’ opposition on August 23, 2021, which completed briefing. On March 7, 2022, the Court granted in part and denied in part the defendants’ motion to dismiss. As a result of this decision, only Plaintiffs’ allegations relating to the Company’s September 25, 2018 statements remained in the case. On May 13, 2022, the Court entered a Case Management and Scheduling Order.
On August 2, 2022, Peabody and Plaintiffs agreed to settle all claims brought on behalf of all persons who purchased or otherwise acquired the Company’s shares between April 3, 2017 and October 28, 2019 in exchange for $4.6 million, to be paid by Peabody’s insurers. The parties further agreed to negotiate in good faith and execute a definitive stipulation of settlement and related documents, which are subject to the Court’s approval. The stipulation of settlement will not contain any admission of liability, wrongdoing or responsibility by any of the parties and will provide that upon final approval of the settlement, the case will be dismissed with prejudice, with mutual releases by all parties.
On October 13, 2022, the Court entered an Order of Preliminary Approval of the settlement agreement. A hearing date of February 7, 2023 is set for final approval of the settlement agreement.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In light of the settlement agreement in the Securities Class Action, on September 7, 2022, the Court entered Stipulation and Order of Voluntary Dismissal Without Prejudice Pursuant to Fed. R. Civ. P. 419a)(1)(A)(ii) for the Phelps and Di Fusco matters; effectively closing the shareholder derivative lawsuits.
Metropolitan Mine Stormwater Discharge. Over the past two years, there has been significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site. While stormwater collected at the mine site is managed through two sedimentation dams, at times the heavy rainfall has presented challenges with managing the significant volumes of stormwater as the surface water management infrastructure has not had sufficient capacity. As a result, on multiple occasions throughout 2021 and 2022 stormwater has been discharged from the mine site. During this period of time, Metropolitan Collieries Pty Ltd (MCPL), a wholly-owned subsidiary of PEC, has been actively undertaking works, including the use of long reach excavators and pumping systems, to remove accumulated material from the sedimentation dams to restore full site stormwater capacity. Despite the measures undertaken by MCPL to manage and improve the situation, the Environment Protection Authority is currently undertaking an investigation in relation to the discharges of sediment laden water from the mine site. The Environment Protection Authority is investigating potential offenses against the environmental protection legislation. MCPL is fully cooperating with the Environment Protection Authority in relation to this investigation and has also engaged external consultants to undertake a review of the surface water management infrastructure. MCPL is in ongoing discussions with the Environmental Protection Authority with respect to the timeline for the restoration of stormwater capacity and sediment removal.
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $85.7 million and $87.2 million at September 30, 2022 and December 31, 2021, respectively. The liability, which is classified as discontinued operations, is included in the Company’s condensed consolidated balance sheet within “Accounts payable and accrued expenses” and “Other noncurrent liabilities.” While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Revenue:
Seaborne Thermal Mining	$353.2	$260.7	$959.3	$631.2
Seaborne Metallurgical Mining	310.7	179.5	1,165.8	388.0
Powder River Basin Mining	290.5	247.1	771.4	724.1
Other U.S. Thermal Mining	261.4	184.6	689.4	496.0
Corporate and Other	126.7	(192.9)	(230.1)	(185.6)
Total	$1,342.5	$679.0	$3,355.8	$2,053.7

Adjusted EBITDA:
Seaborne Thermal Mining	$171.2	$104.4	$438.5	$204.3
Seaborne Metallurgical Mining	113.2	57.4	593.9	8.6
Powder River Basin Mining	37.9	37.0	43.5	112.6
Other U.S. Thermal Mining	72.7	45.1	184.6	125.6
Corporate and Other	43.9	45.2	83.7	21.2
Total	$438.9	$289.1	$1,344.2	$472.3
A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$384.4	$(59.6)	$675.9	$(160.3)
Depreciation, depletion and amortization	80.7	77.9	227.4	223.3
Asset retirement obligation expenses	13.1	14.3	40.8	45.3
Restructuring charges	1.0	1.7	2.8	5.9
Asset impairment	1.7	—	1.7	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.5)	(6.4)	(1.7)	(8.4)
Interest expense	33.8	45.5	110.8	143.3
Net loss (gain) on early debt extinguishment	8.7	(16.0)	34.5	(31.3)
Interest income	(4.9)	(1.4)	(6.3)	(4.2)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(90.4)	238.4	235.1	264.0
Unrealized losses (gains) on foreign currency option contracts	1.4	(0.6)	4.4	8.2
Take-or-pay contract-based intangible recognition	(0.8)	(1.0)	(2.2)	(3.2)
Income tax provision (benefit)	10.7	(3.7)	21.0	(10.3)
Adjusted EBITDA	$438.9	$289.1	$1,344.2	$472.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) Other Events
During July 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines, which reduced its closed mine reclamation liabilities and associated costs. The Millennium Mine was sold for minimal cash consideration and the assumption of the majority of the mine’s reclamation liabilities. At September 30, 2022, the Company remains responsible for $6.4 million of reclamation liabilities. The Company recorded a gain of $26.1 million in connection with the sale, which is included within “Net gain on disposals” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
The Wilkie Creek Mine was sold for minimal cash consideration and full assumption of the mine’s reclamation liabilities. The Company recorded a gain of $24.6 million in connection with the sale, which is included within “(Loss) income from discontinued operations, net of income taxes” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2021, the Company produced and sold 126.9 million and 130.1 million tons of coal, respectively, from continuing operations. At September 30, 2022, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts.
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
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended September 30, 2022 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2022 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a bi-annual, quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2022 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	September 30, 2022	October 31, 2022
Premium HCC (1)	$302.00	$188.00	$249.75	$270.50	$311.50
Premium PCI coal (1)	280.50	180.50	244.78	269.25	306.00
Newcastle index thermal coal (1)	452.81	390.36	420.99	414.80	373.21
API 5 index thermal coal (1)	214.12	167.83	195.50	167.83	150.00
PRB 8,800 Btu/Lb coal (2)	18.70	16.55	17.38	17.10	17.10
Illinois Basin 11,500 Btu/Lb coal (2)	196.00	170.00	187.45	195.00	178.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the ongoing Russian-Ukrainian conflict and the coronavirus (COVID-19) pandemic. Furthermore, inflationary pressures and supply chain constraints have contributed to rising costs and may continue to impact future periods. As future developments related to the Russian-Ukrainian conflict, the COVID-19 pandemic and rising inflation are unknown, the global coal industry data for the nine months ended September 30, 2022 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, the three months ended September 30, 2022 were characterized by ongoing volatility as a weakening global macroeconomic environment was counteracted by tight coal supply and continued trade flow disruptions following sanctions imposed on Russian coal imports. Steel prices drifted lower in the three months ended September 30, 2022, causing some steelmakers to implement small-scale output cuts. This is influencing short-term incremental metallurgical coal demand in some markets; however, it is being more than offset by a transition of demand from many steelmakers mitigating exposure to Russian coal imports by seeking additional volumes from other regions such as Australia, the U.S. and Canada. This is particularly so for PCI, where Russia accounts for approximately 35% of global traded volumes. China’s unofficial ban on Australian coal remains in place and continues to impede traditional trade flows. The Company believes energy shortages and the worsening inflationary environment present a risk to industrial activity in some markets, but the underlying market fundamentals remain constructive with continuing themes of supply tightness, resilient demand and further economic stimulus.
Within the seaborne thermal coal market, global thermal coal prices continue to remain at near-record levels, fueled by broader energy supply security concerns. These concerns have been driven by the Russian-Ukrainian conflict and the subsequent ban of Russian coal by European countries, as well as limited supply response out of Australia, Indonesia and South Africa due to weather and labor issues. In China, domestic coal production and renewable generation growth have been strong during the nine months ended September 30, 2022, which has lowered import demand. In India, strong total generation demand and growth in coal generation has supported increased import demand, despite elevated domestic coal production. Overall, global thermal coal markets remain turbulent as supply remains tight and European coal importers look to replace Russian coal.
In the United States, overall electricity demand increased more than 3% year-over-year, positively impacted by weather and economic activity. Through the nine months ended September 30, 2022, electricity generation from thermal coal has declined year-over-year due to coal conservation by utilities to build coal stocks, transportation issues impacting coal deliveries and record renewable generation. Coal’s share of electricity generation has declined slightly to approximately 20% for the nine months ended September 30, 2022, while wind and solar’s combined generation share has increased to 15%. Coal inventories have continued to decline since December 2021, with a decline of approximately 19% or 18 million tons. During the nine months ended September 30, 2022, utility consumption of PRB coal declined approximately 6% compared to the prior year period.
Financing Transactions
During the first quarter of 2022, Peabody issued convertible senior unsecured notes and used the proceeds of the offering to retire nearer term higher cost senior secured debt. This both lowered the Company’s borrowing rates and extended debt maturities to 2028. Throughout 2022, Peabody has continued to reduce it outstanding debt. In addition, the Company has the positive intent and ability to make additional retirements of its higher cost senior secured debt within the next twelve months. All such amounts have been classified as current debt as of the balance sheet date.
High demand and tight supply for coal globally has resulted in a substantial rise in seaborne thermal coal prices during 2022, which has been amplified by the Russian-Ukrainian conflict, resulting in unprecedented upward volatility in Newcastle coal pricing since late February. As a result, Peabody posted additional cash margin of $335.8 million during the nine months ended September 30, 2022 to satisfy the margin requirements for its derivative contracts.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of these financing and liquidity transactions.
North Goonyella Redevelopment
During the third quarter of 2022, the Company initiated the redevelopment of its North Goonyella Mine, a premium hard-coking coal longwall operation in Australia with over 70 million tons coal reserves. The project will utilize substantial existing infrastructure and equipment at the mine, including a new 300-meter longwall system, a coal handling preparation plant, a dedicated rail loop for transport to the Dalrymple Bay Coal Terminal and an accommodation village with housing and service amenities for more than 400 workers. North Goonyella is anticipated to increase the Company’s emphasis in its Seaborne Metallurgical Mining segment.
Initial redevelopment expenditures of $140 million have been approved by the Company’s board of directors and include ventilation, equipment, conveyance and infrastructure updates in anticipation of reaching development coal, subject to regulatory approvals, in the first quarter of 2024. Cash flow from operations is expected to fund all redevelopment costs as the Company continues to strengthen its balance sheet. Development costs in addition to the current approved amount are estimated to be $240 million, with longwall operations expected to commence in 2026.

Other
In March 2022, the Company entered into a joint venture with unrelated partners to form R3 Renewables LLC (R3). R3 was formed with the intent of developing various sites, including certain non-mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. During 2022, R3 has advanced efforts with potential customers, finalized its management team and commenced site evaluations with project developer Treaty Oak Clean Energy, LLC. The Company’s interest in R3 is accounted for as an equity method investment. The Company contributed $10.9 million to R3 and recorded an equity loss of $2.8 million from its operations during the nine months ended September 30, 2022.
In March 2022, Peabody Investments Corp., a wholly owned subsidiary of the Company, entered into a commitment agreement relating to one of its qualified pension plans (the Plan) with an insurer. Under the commitment agreement, the Plan purchased a group annuity contract for approximately $500 million and the insurer will reimburse the Plan for future benefit payments to be made to the Plan’s participants. Under the terms of this transaction, the Plan will continue to administer and pay the retirement benefits of Plan participants but will be reimbursed by the insurer for the payment of all benefits covered by the group annuity contract. In May 2022, the board of directors of Peabody Investments Corp. approved the termination of the Plan effective July 31, 2022. Refer to Note 10. “Pension and Postretirement Benefit Costs” to the accompanying unaudited condensed consolidated financial statements for a further discussion of this transaction.
Results of Operations
Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021
Summary
The increases in results from continuing operations, net of income taxes for the three and nine months ended September 30, 2022 compared to the same periods in the prior year ($444.0 million and $836.2 million, respectively), were primarily driven by higher revenue ($663.5 million and $1,302.1 million, respectively) due to higher realized prices; improved results from equity affiliates ($11.7 million and $109.5 million, respectively); and lower interest expense ($11.7 million and $32.5 million, respectively). These favorable variances were partially offset by higher operating costs and expenses ($189.0 million and $519.6 million, respectively), which reflect increased sales sensitive costs and inflationary pressures for commodities, materials, services, repairs and labor; and net losses on early debt extinguishments in the current year ($24.7 million and $65.8 million, respectively).
Adjusted EBITDA for the three and nine months ended September 30, 2022 reflected year-over-year increases of $149.8 million and $871.9 million, respectively.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended September 30,		(Decrease) Increase to Volumes		Nine Months Ended September 30,		(Decrease) Increase to Volumes
	2022	2021	Tons	%	2022	2021	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal Mining	3.7	4.5	(0.8)	(18)%	11.5	12.7	(1.2)	(9)%
Seaborne Metallurgical Mining	1.8	1.5	0.3	20%	4.6	3.9	0.7	18%
Powder River Basin Mining	22.3	22.7	(0.4)	(2)%	61.4	65.9	(4.5)	(7)%
Other U.S. Thermal Mining	4.8	4.5	0.3	7%	13.4	12.3	1.1	9%
Total tons sold from mining segments	32.6	33.2	(0.6)	(2)%	90.9	94.8	(3.9)	(4)%
Corporate and Other	0.1	0.5	(0.4)	(80)%	0.3	1.9	(1.6)	(84)%
Total tons sold	32.7	33.7	(1.0)	(3)%	91.2	96.7	(5.5)	(6)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%
Revenue per Ton - Mining Operations (1)
Seaborne Thermal	$95.54	$58.53	$37.01	63%	$83.30	$49.86	$33.44	67%
Seaborne Metallurgical	179.77	119.98	59.79	50%	254.52	99.18	155.34	157%
Powder River Basin	12.99	10.88	2.11	19%	12.55	10.99	1.56	14%
Other U.S. Thermal	54.58	40.99	13.59	33%	51.62	40.20	11.42	28%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$49.22	$35.09	$14.13	40%	$45.22	$33.72	$11.50	34%
Seaborne Metallurgical	114.32	81.61	32.71	40%	124.86	96.98	27.88	29%
Powder River Basin	11.29	9.25	2.04	22%	11.84	9.28	2.56	28%
Other U.S. Thermal	39.40	30.99	8.41	27%	37.80	30.02	7.78	26%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$46.32	$23.44	$22.88	98%	$38.08	$16.14	$21.94	136%
Seaborne Metallurgical	65.45	38.37	27.08	71%	129.66	2.20	127.46	5,794%
Powder River Basin	1.70	1.63	0.07	4%	0.71	1.71	(1.00)	(58)%
Other U.S. Thermal	15.18	10.00	5.18	52%	13.82	10.18	3.64	36%
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
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended September 30,		Increase to Revenue		Nine Months Ended September 30,		Increase (Decrease) to Revenue
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$353.2	$260.7	$92.5	35%	$959.3	$631.2	$328.1	52%
Seaborne Metallurgical Mining	310.7	179.5	131.2	73%	1,165.8	388.0	777.8	200%
Powder River Basin Mining	290.5	247.1	43.4	18%	771.4	724.1	47.3	7%
Other U.S. Thermal Mining	261.4	184.6	76.8	42%	689.4	496.0	193.4	39%
Corporate and Other	126.7	(192.9)	319.6	166%	(230.1)	(185.6)	(44.5)	(24)%
Revenue	$1,342.5	$679.0	$663.5	98%	$3,355.8	$2,053.7	$1,302.1	63%
Seaborne Thermal Mining. Segment revenue increased during the three and nine months ended September 30, 2022 compared to the same periods in the prior year due to favorable realized prices ($154.1 million and $421.9 million, respectively), partially offset by unfavorable volumes ($61.6 million and $93.8 million, respectively) which were impacted by wet weather and a longwall move at the Wambo Underground Mine in the first half of 2022.
Seaborne Metallurgical Mining. Segment revenue increased during the three and nine months ended September 30, 2022 compared to the same periods in the prior year due to favorable realized prices at the Australian operations ($89.7 million and $559.7 million, respectively), the resumption of sales at the Shoal Creek Mine ($33.1 million and $189.4 million, respectively) and favorable volume and mix variances at the Australian operations ($8.4 million and $28.7 million, respectively).

Powder River Basin Mining. Segment revenue increased during the three and nine months ended September 30, 2022 compared to the same periods in the prior year due to favorable realized prices ($53.8 million and $105.0 million, respectively), offset by unfavorable volumes ($10.4 million and $57.7 million, respectively) resulting from rail performance issues.
Other U.S. Thermal Mining. Segment revenue increased during the three and nine months ended September 30, 2022 compared to the same periods in the prior year due to favorable realized prices ($65.7 million and $154.7 million, respectively) and favorable volumes ($11.1 million and $38.7 million, respectively).
Corporate and Other. Segment revenue increased during the three months ended September 30, 2022 compared to the same period in the prior year due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales in the current year compared to net unrealized mark-to-market losses in the prior year ($328.8 million), partially offset by lower results from trading activities ($10.9 million). Segment revenue decreased during the nine months ended September 30, 2022 compared to the same period in the prior year due to lower results from trading activities ($74.6 million), offset by lower net unrealized mark-to-market losses on derivative contracts related to forecasted coal sales ($28.9 million).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA		Nine Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$171.2	$104.4	$66.8	64%	$438.5	$204.3	$234.2	115%
Seaborne Metallurgical Mining	113.2	57.4	55.8	97%	593.9	8.6	585.3	6,806%
Powder River Basin Mining	37.9	37.0	0.9	2%	43.5	112.6	(69.1)	(61)%
Other U.S. Thermal Mining	72.7	45.1	27.6	61%	184.6	125.6	59.0	47%
Corporate and Other	43.9	45.2	(1.3)	(3)%	83.7	21.2	62.5	295%
Adjusted EBITDA (1)	$438.9	$289.1	$149.8	52%	$1,344.2	$472.3	$871.9	185%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the three and nine months ended September 30, 2022 compared to the same periods in the prior year as a result of higher realized prices net of sales sensitive costs ($141.3 million and $387.0 million, respectively), partially offset by lower volumes ($40.3 million and $26.7 million, respectively) due to wet weather impacts and unfavorable operational costs ($27.5 million and $122.2 million, respectively) resulting from the impacts of wet weather, COVID-19-related staffing shortages, the longwall move at the Wambo Underground Mine in the first half of 2022 and inflationary pressures on supplies and outside services.
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the three and nine months ended September 30, 2022 compared to the same periods in the prior year due to higher realized prices net of sales sensitive costs at the Australian operations ($66.3 million and $474.0 million, respectively) and favorable volumes from the resumption of sales at the Shoal Creek Mine ($12.6 million and $111.1 million, respectively), offset by unfavorable operational costs at the Australian operations ($27.1 million and $13.5 million, respectively) resulting from higher costs for repair and maintenance and inflationary pressures.
Powder River Basin Mining. Segment Adjusted EBITDA increased during the three months ended September 30, 2022 compared to the same period in the prior year as a result of higher realized prices net of sales sensitive costs ($49.0 million), offset by the unfavorable impacts of higher commodity pricing ($17.5 million), elevated overburden removal costs ($17.1 million) and higher costs for materials, services, repairs and labor ($9.1 million, respectively). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2022 compared to the same period in the prior year due to elevated overburden removal costs ($55.5 million); the unfavorable impacts of higher commodity pricing ($51.2 million) and higher costs for materials, services, repairs and labor ($41.9 million) both of which were impacted by inflationary pressures; and lower volumes ($13.2 million) resulting from rail performance issues. These decreases were partially offset by higher realized prices net of sales sensitive costs ($100.8 million).

Other U.S. Thermal Mining. Segment Adjusted EBITDA increased during the three and nine months ended September 30, 2022 compared to the same periods in the prior year due to higher realized prices net of sales sensitive costs ($67.4 million and $159.3 million, respectively) and favorable volumes ($5.0 million and $17.9 million, respectively). These increases were offset by higher costs for materials, services, repairs and labor ($26.0 million and $73.7 million, respectively) and the unfavorable impacts of higher commodity pricing ($11.7 million and $36.2 million, respectively), both of which were impacted by inflationary pressures and elevated overburden removal costs ($6.2 million and $8.1 million, respectively).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended September 30,		Increase (Decrease) to Adjusted EBITDA		Nine Months Ended September 30,		Increase (Decrease) to Adjusted EBITDA
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$27.9	$9.3	$18.6	200%	$121.9	$2.9	$119.0	4,103%
Resource management activities (2)	5.2	(0.4)	5.6	1,400%	22.5	3.9	18.6	477%
Selling and administrative expenses	(19.6)	(21.1)	1.5	7%	(64.5)	(64.2)	(0.3)	—%
Other items, net (3)	30.4	57.4	(27.0)	(47)%	3.8	78.6	(74.8)	(95)%
Corporate and Other Adjusted EBITDA	$43.9	$45.2	$(1.3)	(3)%	$83.7	$21.2	$62.5	295%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $12.9 million and $10.4 million during the three months ended September 30, 2022 and 2021, respectively, and $56.4 million and $18.3 million during the nine months ended September 30, 2022 and 2021, respectively.
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
The decrease in Corporate and Other Adjusted EBITDA during the three months ended September 30, 2022 compared to the same period in the prior year was driven by the gain recognized in the prior year on the sale of the Company’s Millennium Mine ($26.1 million) as discussed in Note 15. “Other Events,” largely offset by the favorable variance in Middlemount’s results due to the impact of higher sales pricing ($18.6 million) and gains on various land sales primarily in the U.S. ($3.9 million).
Corporate and Other Adjusted EBITDA benefited during the nine months ended September 30, 2022 compared to the same period in the prior year from favorable variances in Middlemount’s results due to the impact of higher sales pricing ($119.0 million) and gains on various land sales in both the U.S. and Australia ($16.5 million). This benefit was offset by unfavorable trading results ($54.0 million) and the prior year gain on the sale of the Millennium Mine referenced above.

Income (Loss) From Continuing Operations, Net of Income Taxes
The following table presents income (loss) from continuing operations, net of income taxes:

	Three Months Ended September 30,		Increase (Decrease) to Income		Nine Months Ended September 30,		Increase (Decrease) to Income
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$438.9	$289.1	$149.8	52%	$1,344.2	$472.3	$871.9	185%
Depreciation, depletion and amortization	(80.7)	(77.9)	(2.8)	(4)%	(227.4)	(223.3)	(4.1)	(2)%
Asset retirement obligation expenses	(13.1)	(14.3)	1.2	8%	(40.8)	(45.3)	4.5	10%
Restructuring charges	(1.0)	(1.7)	0.7	41%	(2.8)	(5.9)	3.1	53%
Asset impairment	(1.7)	—	(1.7)	n.m.	(1.7)	—	(1.7)	n.m.
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	0.5	6.4	(5.9)	(92)%	1.7	8.4	(6.7)	(80)%
Interest expense	(33.8)	(45.5)	11.7	26%	(110.8)	(143.3)	32.5	23%
Net (loss) gain on early debt extinguishment	(8.7)	16.0	(24.7)	(154)%	(34.5)	31.3	(65.8)	(210)%
Interest income	4.9	1.4	3.5	250%	6.3	4.2	2.1	50%
Unrealized gains (losses) on derivative contracts related to forecasted sales	90.4	(238.4)	328.8	138%	(235.1)	(264.0)	28.9	11%
Unrealized (losses) gains on foreign currency option contracts	(1.4)	0.6	(2.0)	(333)%	(4.4)	(8.2)	3.8	46%
Take-or-pay contract-based intangible recognition	0.8	1.0	(0.2)	(20)%	2.2	3.2	(1.0)	(31)%
Income tax (provision) benefit	(10.7)	3.7	(14.4)	(389)%	(21.0)	10.3	(31.3)	(304)%
Income (loss) from continuing operations, net of income taxes	$384.4	$(59.6)	$444.0	745%	$675.9	$(160.3)	$836.2	522%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$(28.8)	$(25.8)	$(3.0)	(12)%	$(79.0)	$(73.8)	$(5.2)	(7)%
Seaborne Metallurgical Mining	(22.6)	(19.6)	(3.0)	(15)%	(64.5)	(53.5)	(11.0)	(21)%
Powder River Basin Mining	(11.6)	(11.9)	0.3	3%	(31.4)	(31.8)	0.4	1%
Other U.S. Thermal Mining	(15.7)	(17.0)	1.3	8%	(45.1)	(50.2)	5.1	10%
Corporate and Other	(2.0)	(3.6)	1.6	44%	(7.4)	(14.0)	6.6	47%
Total	$(80.7)	$(77.9)	$(2.8)	(4)%	$(227.4)	$(223.3)	$(4.1)	(2)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its mining segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Seaborne Thermal Mining	$2.79	$2.20	$2.57	$2.18
Seaborne Metallurgical Mining	2.04	1.14	2.55	1.06
Powder River Basin Mining	0.32	0.24	0.32	0.24
Other U.S. Thermal Mining	1.26	1.18	1.23	1.16
The increase in the weighted-average depletion rate per ton for the Seaborne Thermal Mining segment during the three and nine months ended September 30, 2022 compared to the same periods in the prior year reflects the impact of volume and mix variances across the segment. The increase in the Seaborne Metallurgical Mining segment during the three and nine months ended September 30, 2022 compared to the same periods in the prior year reflects the resumption of sales at the Shoal Creek Mine in December 2021.
Changes in Deferred Tax Asset Valuation Allowance and Reserves and Amortization of Basis Difference Related to Equity Affiliates. The income reflected for the three and nine months ended September 30, 2021 includes the release of valuation allowance previously recorded on Middlemount’s deferred tax assets as a result of taxable income generated during 2021. As of December 31, 2021, no valuation allowance remained related to Middlemount’s deferred tax assets so there is no release reflected in 2022. The current year income activity relates only to the amortization of basis differences which is comparable to prior periods.
Interest Expense. The decrease in interest expense during the three and nine months ended September 30, 2022 primarily reflects the impacts of debt retirements completed by the Company during 2022 and 2021 and prior year fees related to a series of refinancing transactions completed by the Company (nine months, $10.6 million) as further described in Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 11. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2021.
Net (Loss) Gain on Early Debt Extinguishment. The losses recognized during the three and nine months ended September 30, 2022 were primarily related to the redemption of existing notes during the periods as further discussed in Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Unrealized Gains (Losses) on Derivative Contracts Related to Forecasted Sales. Unrealized gains (losses) primarily relate to mark-to-market activity on derivative contracts related to forecasted coal sales. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Unrealized (Losses) Gains on Foreign Currency Option Contracts. Unrealized (losses) gains primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax (Provision) Benefit. The increase in the income tax provision during the three and nine months ended September 30, 2022 compared to the same periods in the prior year was primarily due to an increase in taxable income, partially offset by an increase in the benefit related to the remeasurement of foreign income tax accounts. The Company expects to utilize substantial net operating losses in Australia and the U.S. in 2022 based on estimated pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

	Three Months Ended September 30,		Increase (Decrease) to Income		Nine Months Ended September 30,		Increase (Decrease) to Income
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)				(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$384.4	$(59.6)	$444.0	745%	$675.9	$(160.3)	$836.2	522%
(Loss) income from discontinued operations, net of income taxes	(0.8)	24.3	(25.1)	(103)%	(2.3)	20.0	(22.3)	(112)%
Net income (loss)	383.6	(35.3)	418.9	1,187%	673.6	(140.3)	813.9	580%
Less: Net income attributable to noncontrolling interests	8.5	8.9	(0.4)	(4)%	8.5	12.6	(4.1)	(33)%
Net income (loss) attributable to common stockholders	$375.1	$(44.2)	$419.3	949%	$665.1	$(152.9)	$818.0	535%
(Loss) Income from Discontinued Operations, Net of Income Taxes. The decrease in the results from discontinued operations during the three and nine months ended September 30, 2022 compared to the same periods in the prior year was primarily due to the prior year gain of $24.6 million recognized on the sale of the Wilkie Creek Mine. Refer to Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements for additional information.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended September 30,		Increase (Decrease) to EPS		Nine Months Ended September 30,		Increase (Decrease) to EPS
	2022	2021	$	%	2022	2021	$	%
Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$2.34	$(0.60)	$2.94	490%	$4.33	$(1.65)	$5.98	362%
(Loss) income from discontinued operations	(0.01)	0.22	(0.23)	(105)%	(0.02)	0.19	(0.21)	(111)%
Net income (loss) attributable to common stockholders	$2.33	$(0.38)	$2.71	713%	$4.31	$(1.46)	$5.77	395%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 161.9 million and 114.9 million for the three months ended September 30, 2022 and 2021, respectively, and 155.6 million and 104.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$384.4	$(59.6)	$675.9	$(160.3)
Depreciation, depletion and amortization	80.7	77.9	227.4	223.3
Asset retirement obligation expenses	13.1	14.3	40.8	45.3
Restructuring charges	1.0	1.7	2.8	5.9
Asset impairment	1.7	—	1.7	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.5)	(6.4)	(1.7)	(8.4)
Interest expense	33.8	45.5	110.8	143.3
Net loss (gain) on early debt extinguishment	8.7	(16.0)	34.5	(31.3)
Interest income	(4.9)	(1.4)	(6.3)	(4.2)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(90.4)	238.4	235.1	264.0
Unrealized losses (gains) on foreign currency option contracts	1.4	(0.6)	4.4	8.2
Take-or-pay contract-based intangible recognition	(0.8)	(1.0)	(2.2)	(3.2)
Income tax provision (benefit)	10.7	(3.7)	21.0	(10.3)
Total Adjusted EBITDA	$438.9	$289.1	$1,344.2	$472.3
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating costs and expenses	$838.4	$649.4	$2,363.0	$1,843.4
Unrealized (losses) gains on foreign currency option contracts	(1.4)	0.6	(4.4)	(8.2)
Take-or-pay contract-based intangible recognition	0.8	1.0	2.2	3.2
Net periodic benefit credit, excluding service cost	(12.2)	(8.6)	(36.7)	(26.0)
Total Reporting Segment Costs	$825.6	$642.4	$2,324.1	$1,812.4
The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Seaborne Thermal Mining	$182.0	$156.3	$520.8	$426.9
Seaborne Metallurgical Mining	197.5	122.1	571.9	379.4
Powder River Basin Mining	252.6	210.1	727.9	611.5
Other U.S. Thermal Mining	188.7	139.5	504.8	370.4
Corporate and Other	4.8	14.4	(1.3)	24.2
Total Reporting Segment Costs	$825.6	$642.4	$2,324.1	$1,812.4

Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended September 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	3.7	1.8	22.3	4.8

Revenue	$353.2	$310.7	$290.5	$261.4
Reporting Segment Costs	182.0	197.5	252.6	188.7
Adjusted EBITDA	$171.2	$113.2	$37.9	$72.7

Revenue per Ton	$95.54	$179.77	$12.99	$54.58
Costs per Ton	49.22	114.32	11.29	39.40
Adjusted EBITDA Margin per Ton	$46.32	$65.45	$1.70	$15.18

	Three Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.5	1.5	22.7	4.5

Revenue	$260.7	$179.5	$247.1	$184.6
Reporting Segment Costs	156.3	122.1	210.1	139.5
Adjusted EBITDA	$104.4	$57.4	$37.0	$45.1

Revenue per Ton	$58.53	$119.98	$10.88	$40.99
Costs per Ton	35.09	81.61	9.25	30.99
Adjusted EBITDA Margin per Ton	$23.44	$38.37	$1.63	$10.00

	Nine Months Ended September 30, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	11.5	4.6	61.4	13.4

Revenue	$959.3	$1,165.8	$771.4	$689.4
Reporting Segment Costs	520.8	571.9	727.9	504.8
Adjusted EBITDA	$438.5	$593.9	$43.5	$184.6

Revenue per Ton	$83.30	$254.52	$12.55	$51.62
Costs per Ton	45.22	124.86	11.84	37.80
Adjusted EBITDA Margin per Ton	$38.08	$129.66	$0.71	$13.82

	Nine Months Ended September 30, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	12.7	3.9	65.9	12.3

Revenue	$631.2	$388.0	$724.1	$496.0
Reporting Segment Costs	426.9	379.4	611.5	370.4
Adjusted EBITDA	$204.3	$8.6	$112.6	$125.6

Revenue per Ton	$49.86	$99.18	$10.99	$40.20
Costs per Ton	33.72	96.98	9.28	30.02
Adjusted EBITDA Margin per Ton	$16.14	$2.20	$1.71	$10.18
Free Cash Flow is defined as net cash provided by (used in) operating activities plus net cash provided by (used in) investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$504.1	$(18.4)
Net cash provided by (used in) investing activities	61.1	(119.7)
Free Cash Flow	$565.2	$(138.1)
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
On October 29, 2021, the Supreme Court of the United States (Supreme Court) granted certiorari in four consolidated matters seeking review of the D.C. Circuit’s opinion vacating the ACE rule and invalidating the repeal of the CPP. On June 30, 2022, the Supreme Court issued its opinion in West Virginia v. EPA, No. 20-1530. The Supreme Court ruled that the EPA does not have Congressional authority under section 111(d) of the CAA to limit emissions at existing power plants through generation shifting to other fuels and/or renewable energy, but still can regulate emissions at plants by emissions reductions technologies as the EPA has done in the past. The D.C. Circuit’s opinion was reversed and remanded, leaving neither the CPP or the ACE Rule in effect. Thus, it will be necessary for the EPA to initiate new rulemaking in order to control GHGs from EGUs using section 111(d) of the CAA. The EPA tentatively plans to propose emission guidelines for EGUs in the spring of 2023. The Company will continue to monitor EPA rulemaking in this regard.
National Ambient Air Quality Standards (NAAQS). The CAA requires the EPA to review national ambient air quality standards (NAAQS) every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone NAAQS promulgated in 2015, including both the primary (public health) and secondary (public welfare) standards. The EPA subsequently promulgated final standards to this effect. In 2021, fifteen states and other petitioners filed a petition for review of the rule in the D.C. Circuit. The litigation is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
The EPA also proposed in 2020 to retain the particulate matter (PM) NAAQS last revised in 2012. On December 18, 2020, the EPA issued a final rule to retain both the primary annual and 24-hour PM standards for fine particulate matter (PM2.5) and the primary 24-hour standard for coarse particulate matter (PM10) and secondary PM10 standards. This rule has also been challenged in the D.C. Circuit by several states and environmental organizations. The case is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
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

In the same rule, the EPA determined that 9 states did not significantly contribute to downwind nonattainment and/or maintenance issues and therefore did not require additional emission reductions. The EPA subsequently issued Federal Implementation Plans (FIPs) to lower state ozone season NOx budgets in 2021 to 2024 in the affected states. A petition for review challenging the 2021 rule was filed in the D.C. Circuit. Briefing is completed and oral arguments were held September 28, 2022, but this does not stay the effectiveness of the rule.
On April 6, 2022, the EPA proposed FIPs to address regional ozone transport for the 2015 ozone NAAQS. The proposed rule would result in new ozone season emission budgets for NOx in 25 states, including four Western states, and additionally contains provisions that would require daily “backstop” emission limits for coal-fired power plants over 100 megawatts. The proposed rule would also set first-time limits on certain industrial sources. The EPA estimates that by 2026 the compliance cost will be $1.1 billion. These emission limitations would apply in addition to requirements contained in State Implementation Plans to control ozone precursors in affected states, although states have the option to replace these limits with equally strict or more stringent limitations.
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
States are empowered to develop and apply water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Standards vary from state to state. Additionally, through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. The EPA issued a final rule in 2020 that could limit state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. That rule was temporarily vacated by a district court, but a Supreme Court order on April 7, 2022, effectively reinstated the rule. The EPA issued another proposal in June 2022 that would supersede the 2020 rule and expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements. Comments for this rule were due August 8, 2022 and final rule is expected in Spring 2023.

National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality (CEQ) issued a final rule comprehensively updating and modernizing its longstanding NEPA regulations on July 16, 2020. That final rule sought to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things. States and environmental groups have filed several lawsuits challenging the final rule. On April 20, 2022, however, the CEQ published the final Phase 1 rule that partially amended the 2020 rule by restoring key provisions of the pre-2020 NEPA regulations. The CEQ plans to propose a Phase 2 rule in the near future that makes broader changes to the 2020 rule.
Black Lung Benefits Act Self-Insurance Requirements. The Department of Labor’s Office of Workers’ Compensation Programs (OWCP) is scheduled to propose a rule this year establishing requirements for Black Lung Benefits Act self-insurance. The Act requires each coal mine operator to secure the payment of its potential benefits liability by either qualifying as a self-insurer or by purchasing and maintaining a commercial insurance contract. The OWCP is responsible for authorizing coal mine operators to self-insure and for setting the appropriate security amounts. Appropriate security helps protect the Black Lung Disability Trust Fund, which pays benefits when operators fail to make payments due to bankruptcy or other reasons. As part of its ongoing efforts to reform the self-insurance program to ensure that operators are adequately securing their liabilities, OWCP proposes to update its regulations for authorizing operators to self-insure and for determining appropriate security amounts. On August 30, 2022, OWCP forwarded the draft rule to the Office of Management and Budget (OMB) for review.
SEC Climate-Related Disclosures. On March 21, 2022, the SEC proposed rules that would require public companies to disclose extensive climate-related information in certain SEC filings. Specifically, the proposed rules would add new Subpart 1500 to Regulation S-K and new Article 14 to Regulation S-X to require disclosure of climate-related risks that are reasonably likely to have a material impact on a public company’s business, results of operations, or financial condition; GHG emissions associated with a public company that includes, in many cases, an attestation report by a GHG emissions attestation provider; and climate-related financial metrics to be included in a company’s audited financial statements. The Company is currently assessing the potential impact of the proposed rules. The public comment period on the proposed rules has concluded and final rules are expected late 2022 or early 2023.
Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. Among its many provisions are programs that provide grants and other forms of direct and indirect financial assistance for the deployment of zero emission technologies as well as other actions that could affect energy markets and the future use of coal. The legislation also implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. The Company is currently assessing the potential impacts of the legislation.
Regulatory Matters - Australia
Australian federal election. On May 21, 2022, Australia’s federal election resulted in the Labor Party replacing the former Coalition administration. The new Labor government plans several reforms to federal environmental and industrial relations laws that have the potential to negatively impact Australian mining operations; however, the majority of reforms are unlikely to be legislated until 2023. Proposed labor market reforms include legislation that would require contracted or labor hire workers undertaking the same roles as direct employees to be paid equal wages; reduced flexibility of employment; and changes to enterprise bargaining legislation that may increase the difficulty of reaching enterprise agreements.
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

Sharma v Minister for the Environment. On March 15, 2022, the Full Court of the Federal Court of Australia overturned the decision in Sharma v Minister for the Environment [2021] FCA 560 (Sharma), a case which found in 2021 that the Federal Minister for the Environment had a duty to avoid causing personal injury or death to children in Australia as a result of carbon emissions when deciding an application to approve a coal mine expansion. In light of this decision, the Minister no longer must consider the effects of carbon emissions when assessing referrals under the Environment Protection and Biodiversity Conservation Act 1999. However, an application by Sharma for special leave to appeal to the High Court of Australia remains probable, and the duty could be reinstated.
Queensland royalties. On and from July 1, 2022, the Queensland Government introduced three new royalty tiers for coal produced and sold from the state. The new tier rates are 20% for the portion of prices above $175 Australian dollars per tonne; 30% for prices above $225 Australian dollars per tonne; and a 40% tier for when prices exceed $300 Australian dollars per tonne. Previously, the maximum royalty rate was 15% of the value of the coal sold above $150 Australian dollars per tonne. The change follows a three-year freeze on royalty rates for coal in the state. The Company is working with other coal producers to consider challenges to the implementation of the new royalty tiers.
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
•Unfavorable costs of capital and limited or no available access to financial markets and products due to the policies of financial institutions;
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
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral and margining requirements, and selling and administrative expenses. The Company has also used cash for early debt retirements, dividends, and share repurchases.
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
Liquidity
As of September 30, 2022, the Company’s cash balances totaled $1,354.5 million, including approximately $742 million held by U.S. subsidiaries, $578 million held by Australian subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. The Australian subsidiaries that conduct the operations of the Wilpinjong Mine held cash of approximately $203 million at September 30, 2022. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the nine months ended September 30, 2022, the Company repatriated approximately $1.1 billion. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.

The Company’s available liquidity increased from $995.9 million as of December 31, 2021 to $1,369.2 million as of September 30, 2022. Available liquidity was comprised of the following:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Cash and cash equivalents	$1,354.5	$954.3
Credit facility availability	3.8	15.3
Accounts receivable securitization program availability	10.9	26.3
Total liquidity	$1,369.2	$995.9
During the nine months ended September 30, 2022, the Company executed an amendment to its credit facility and mandatorily reduced its capacity by approximately $22 million to make allowable certain previously restricted payments for joint venture investments. The amendment creates an investment basket which allows payments of $30.0 million per year specifically limited to investment in renewable energy-related projects. Unused portions of the basket carryover from year-to-year, and the total amount of investment will further reduce the credit facility capacity by a like amount, or a minimum of $10.0 million per year, through the maturity of the credit facility. The Company expects to utilize its collateralized letter of credit agreement, described below, to offset future required credit facility capacity reductions. The Company has no contractual commitment for renewable energy-related project investment.
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
During 2022, the Company’s margin requirements have been driven primarily by coal derivative contracts entered into in the first half of 2021 related to 1.9 million metric tons of production at the Wambo Underground Mine in the Company’s Seaborne Thermal Mining segment. Based on planned production, the contracts were expected to settle at a rate of 1.2 million metric tons in 2022 and 0.7 million metric tons in 2023.
High demand and tight supply for coal globally during 2022 has resulted in a substantial rise in seaborne thermal coal prices, which has been amplified by the Russian-Ukrainian conflict resulting in unprecedented upward volatility in Newcastle coal pricing since late February. The Newcastle financial price has reached over $450 per metric ton during 2022, compared to approximately $169 per metric ton on December 31, 2021. As a result, the Company’s total initial and variation margin requirements reached approximately $750 million during March 2022. Margin is returned to the Company upon reductions in the underlying market coal price or, absent such reductions, cash is recovered as the Company delivers coal into the market at spot prices.
In order to meet its near-term liquidity requirements, particularly with respect to cash margin, the Company entered into a $150 million unsecured revolving credit facility in March 2022. Concurrently with this agreement, the Company entered into an agreement for at-the-market equity offerings of up to $225.0 million of the Company’s common stock. During the three months ended March 31, 2022, the Company borrowed and repaid $225.0 million under the revolving credit facility using net proceeds of $222.0 million from at-the-market issuances of 10.1 million shares of common stock and available cash. The Company made no additional borrowings and terminated the facility prior to its scheduled 2025 maturity, on August 4, 2022.
To reduce exposure to additional margin requirements, during the nine months ended September 30, 2022, the Company converted 0.8 million metric tons of financial hedges into fixed price physical sales through the first half of 2023. As of September 30, 2022, 0.9 million metric tons remain outstanding with 0.3 million metric tons projected to settle over the remainder of 2022.
On September 30, 2022, the Company had $465.9 million of margin posted. On October 31, 2022, the Company had $361.7 million of margin posted. For additional information regarding the Company’s coal derivative contracts, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report.

Collateral Requirements
In November 2020, the Company entered into an agreement with the providers of its surety bond portfolio to resolve previous collateral demands. In accordance with the agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit. The Company subsequently granted second liens on $200.0 million of certain mining equipment and is further required to post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the surety providers. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the surety agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow since entering into the surety agreement, additional collateral of $38.7 million was posted during the nine months ended September 30, 2022 and $57.4 million was posted subsequent to September 30, 2022, in the form of cash-collateralized letters of credit. The Company is unable to accurately estimate future additional collateral postings due to the sensitivity of free cash flow to external market factors such as coal pricing.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, expected to primarily support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a deposit rate of 2.24% per annum on the amount of cash collateral posted in support of letters of credit, with the rate subject to variation over time. The agreement has an initial expiration date of December 31, 2025. At September 30, 2022, letters of credit of $43.2 million were outstanding under the agreement, which were collateralized by cash of $44.5 million.
Capital Expenditures
The Company increased its targeted capital expenditures for 2022 from approximately $190 million to $210 million, which includes an increase of major project and growth capital expenditures from approximately $80 million to $100 million.
Indebtedness
The Company’s total indebtedness as of September 30, 2022 and December 31, 2021 is presented in the table below.

Debt Instrument (defined below, as applicable)	September 30, 2022	December 31, 2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	81.6	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	114.6	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	66.2	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	282.6	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	25.7	29.3
Less: Debt issuance costs	(21.5)	(34.8)
	869.2	1,137.8
Less: Current portion of long-term debt	546.9	59.6
Long-term debt	$322.3	$1,078.2

The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at September 30, 2022, of approximately $20 million during the three months ending December 31, 2022, and approximately $65 million in 2023, $260 million in 2024, $360 million in 2025, and $355 million thereafter. However, certain pending transactions, as further described below, and the Company’s positive intent and ability to repurchase additional debt principal in advance of contractual maturity dates could alter the timing and amount of principal and interest payments. In the accompanying condensed consolidated balance sheets, the Company classified all debt, with the exception of the 2028 Convertible Notes and finance lease obligations, as current obligations at September 30, 2022.
Cash payments for interest related to the Company’s indebtedness and financial assurance instruments amounted to $26.4 million and $40.0 million during the three months ended September 30, 2022 and 2021, respectively, and $104.2 million and $144.3 million during the nine months ended September 30, 2022 and 2021, respectively.
2021 Financing Activity and Subsequent Debt Repurchases
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
Subsequent to these transactions, the Company completed additional financing transactions during 2021 which included the implementation of an at-the-market equity offering program pursuant to which the Company sold approximately 24.8 million shares of common stock for net cash proceeds of $269.8 million, the retirement of $270.9 million principal amount of existing debt through various open market purchases at an aggregate cost of $232.4 million, and the issuance of an aggregate 10.0 million shares of common stock in exchange for an additional $106.1 million principal amount of existing debt through multiple bilateral transactions with debt holders.
In the event of open market purchases of its debt, the terms of the 2024 Peabody Notes - now redeemed as described below - required, and the letter of credit facility entered into by the Company in connection with the 2021 financing activity (Company LC Agreement) requires the Company to make repurchase offers to those debt and lien holders. In general, the repurchase offers equate to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. The open market debt repurchases completed during the three months ended December 31, 2021 necessitated a mandatory repurchase offer of up to $38.6 million of 2024 Peabody Notes, at 94.940% of their aggregate accreted value, plus accrued and unpaid interest, and a concurrent repurchase offer of priority lien obligations under the Company LC Agreement. The offer resulted in the valid tender and purchase of $0.1 million aggregate accreted value of 2024 Peabody Notes and $30.0 million aggregate principal and commitment amounts under the Company LC Agreement during the three months ended March 31, 2022. The Company’s purchase of the principal and commitment amounts under the Company LC Agreement was effected by the posting of $28.5 million of collateral with the administrative agent and did not reduce the availability under the facility. During the three months ended September 30, 2022, the Company repurchased $48.8 million aggregate principal amount of its Senior Secured Term Loan and 2025 Notes for $46.6 million in various open market transactions. As a result of these repurchases, the Company made a mandatory offer to repurchase $12.2 million of priority lien obligations under the Company LC Agreement at 95.57% on October 17, 2022. The offer will expire on November 16, 2022.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans are also subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period will be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments may be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month period ended December 31, 2021, a required offer to prepay $105.6 million of total principal resulted in the prepayment of $17.2 million of Co-Issuer Term Loans principal, $0.3 million of 2024 Co-Issuer Notes principal, and a related loss on early debt extinguishment of $0.5 million during the three months ended March 31, 2022. Based upon the Wilpinjong Mine’s results for the six-month period ended June 30, 2022, the Company was required to offer to prepay $65.1 million of total principal subsequent to June 30, 2022. The holders of the Co-Issuer Term Loans unanimously declined their $37.9 million pro rata portion of the offer and the holders of the 2024 Co-Issuer Notes tendered for prepayment $18.2 millon principal amount of their $27.2 million pro rata portion of the offer. The Company completed the prepayment during the three months ended September 30, 2022.

Voluntary repurchases of Co-Issuer Term Loans are permissible through various methods, including a modified Dutch auction process in which the Company may solicit acceptable prices from holders. During the three months ended June 30, 2022, the Company solicited bids from all holders of Co-Issuer Term Loans for the repurchase of up to $50.0 million principal amount, resulting in that full amount of principal being repurchased at a weighted average price of 103.91%, or $52.0 million in total. During the three months ended September 30, 2022, the Company solicited bids from all holders of Co-Issuer Term Loans for the repurchase of up to $75.0 million principal amount, resulting in $20.4 million of principal being repurchased at a weighted average price of 105.91%, or $21.6 million in total.
The indenture which governs the 2024 Co-Issuer Notes requires that, within 30 business days following a repurchase of the Co-Issuer Term Loans such as that undertaken through the auction processes described above, the Company must also offer to repurchase an equivalent principal amount of the 2024 Co-Issuer Notes at the equivalent purchase price. Further, the credit agreement which governs the Co-Issuer Term Loans requires parity between the holders of Co-Issuer Term Loans and holders of the 2024 Co-Issuer Notes with respect to repurchase offers. As a result of the modified Dutch auction process completed during the three months ended June 30, 2022, the required equivalent offer to purchase $50.0 million aggregate principal amount of 2024 Co-Issuer Notes was made by the Company on May 26, 2022 and was subsequently increased to $93.9 million, at the Company’s discretion. The offer was fully tendered and the Company completed the repurchase on July 25, 2022 for $97.5 million. The discretionary increase to the 2024 Co-Issuer Notes repurchase offer compelled the Company to offer to repurchase an additional $43.9 million principal amount of Co-Issuer Term Loans at 103.91% which resulted in the valid tender and purchase of $3.8 million principal for $4.0 million during the three months ended September 30, 2022.
As a result of the modified Dutch auction process completed during the three months ended September 30, 2022, the Company offered to repurchase the outstanding $81.6 million principal amount of 2024 Co-Issuer Notes at 105.91% on September 19, 2022, which exceeded the required offer amount. To maintain parity with respect to the holders of the Co-Issuer Term Loans, the Company simultaneously offered to repurchase $61.2 million principal amount of Co-Issuer Term Loans at 105.91%. Both offers will expire on November 18, 2022.
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
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms, as described in Note 9. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements. The 2028 Convertible Notes will bear interest from March 1, 2022 at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at September 30, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. The Company’s restricted subsidiaries’ relevant liquidity amounted to $1,160.9 million at September 30, 2022.

Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in January 2022 to extend its maturity to January 2025 and reduce the available funding capacity from $250.0 million to $175.0 million, which better aligns with the current average borrowing base. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At September 30, 2022, the Company had no outstanding borrowings and $164.1 million of letters of credit outstanding under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the securitization program at September 30, 2022.
Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2022 and 2021, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$504.1	$(18.4)
Net cash provided by (used in) investing activities	61.1	(119.7)
Net cash (used in) provided by financing activities	(120.5)	15.9
Net change in cash, cash equivalents and restricted cash	444.7	(122.2)
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2
Cash, cash equivalents and restricted cash at end of period	$1,399.0	$587.0

Net cash provided by (used in) operating activities	$504.1	$(18.4)
Net cash provided by (used in) investing activities	61.1	(119.7)
Free Cash Flow	$565.2	$(138.1)
Operating Activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2022 compared to the same period in the prior year was driven by a year-over-year increase in operating cash flow, primarily from Company’s mining operations ($858.3 million), partially offset by cash utilized to satisfy the unfavorable margin requirements associated with derivative financial instruments ($335.8 million).
Investing Activities. The increase in net cash provided by investing activities for the nine months ended September 30, 2022 compared to the same period in the prior year was driven by higher cash receipts from Middlemount ($146.5 million), increased proceeds from disposal of assets ($17.9 million) and lower capital expenditures and payments of capital accruals ($14.1 million).
Financing Activities. The increase in net cash used in financing activities for the nine months ended September 30, 2022 compared to the same period in the prior year was driven by higher repayments of debt principal ($712.7 million) and higher distributions to non-controlling interests ($13.6 million), partially offset by higher cash proceeds from long-term debt and common stock issuances ($545.0 million and $44.8 million, respectively).

Off-Balance-Sheet Arrangements
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2022, such instruments included $1,380.5 million of surety bonds and $505.4 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its condensed consolidated balance sheets.
As of September 30, 2022, the Company was party to financial instruments with off-balance-sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,234.6	$40.5	$55.9	$33.3	$16.2	$1,380.5
Letters of credit outstanding under letter of credit facilities	241.5	90.9	3.9	5.0	—	341.3
Letters of credit outstanding under accounts receivable securitization program	134.2	19.5	10.4	—	—	164.1
	1,610.3	150.9	70.2	38.3	16.2	1,885.9
Less: Letters of credit in support of surety bonds (4)	(369.9)	(30.8)	(2.8)	(1.2)	—	(404.7)
Obligations supported, net	$1,240.4	$120.1	$67.4	$37.1	$16.2	$1,481.2
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
Not presented in the above table is approximately $105 million of cash collateral posted by the Company and included in the accompanying condensed consolidated balance sheets at September 30, 2022. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s collateralized letter of credit agreement, mandatory repurchases of credit facility capacity, additional collateral in support of certain surety bonds, and amounts held directly with beneficiaries which are not supported by surety bonds.
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
At September 30, 2022, the Company had total asset retirement obligations of $725.8 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
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
The Company’s critical accounting policies and estimates are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s critical accounting policies remain unchanged at September 30, 2022, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
As of September 30, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 1.0 million tonnes. Such financial contracts may include futures, forwards and options. Included in this total are 0.9 million tonnes related to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine life through mid-2023. Of this total, 0.3 million tonnes will settle in 2022 and 0.6 million tonnes will settle in 2023. The Newcastle thermal coal index was $414.80 per tonne on September 30, 2022, and the Company had posted $379 million of variation margin for the related derivative contracts at such date. A change in the Newcastle forward curve of $100 per tonne would increase or decrease the Company’s variation margin requirement by approximately $86 million and result in comparable unrealized gains or losses.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2022, the Company had currency options outstanding with an aggregate notional amount of $855.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending June 30, 2023. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $208 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2022, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $201 million for the next twelve months.
Diesel Fuel Price Risk
Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of September 30, 2022, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
The Company expects to consume 95 to 105 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $24 million based on its expected usage.

Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program), which was eventually expanded to $1.5 billion during 2018. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2022, the Company has repurchased 41.5 million shares of its common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
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
Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. Through September 30, 2022, the Company has sold approximately 24.8 million shares for net cash proceeds of $269.8 million. No sales were made under this at-the-market equity offering program during the nine months ended September 30, 2022, leaving approximately 7.7 million shares available for sale.
On March 7, 2022, the Company entered into an at-the-market equity offering program pursuant to which the Company could offer and sell shares of its common stock having an aggregate gross sales price of up of $225 million. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated March 7, 2022 relating to the offer and sale of the shares. During the nine months ended September 30, 2022, the Company sold approximately 10.1 million shares for net proceeds of $222.0 million, thereby concluding this at-the-market equity offering program.

During 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes in which the Company issued an aggregate 10.0 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes. No such bilateral transactions were completed during the nine months ended September 30, 2022. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2022	116	$21.04	—	$160.5
August 1 through August 31, 2022	—	—	—	160.5
September 1 through September 30, 2022	—	—	—	160.5
Total	116	21.04	—
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

PEABODY ENERGY CORPORATION
Date:	November 3, 2022	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)