Form 10-K
period 2022-12-31
PEABODY ENERGY CORP
filed 2023-02-24
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Aggregate market value of the voting and non-voting common equity held by non-affiliates (stockholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2022: Common Stock, par value $0.01 per share, $2.5 billion.
Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 17, 2023: Common Stock, par value $0.01 per share, 144,236,926 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2023 Annual Meeting of Shareholders (the Company’s 2023 Proxy Statement) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or the Company’s future financial performance. The Company uses words such as “anticipate,” “believe,” “expect,” “may,” “forecast,” “project,” “should,” “estimate,” “plan,” “outlook,” “target,” “likely,” “will,” “to be” or other similar words to identify forward-looking statements.
Without limiting the foregoing, all statements relating to the Company’s future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that the Company believes are reasonable, but are subject to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. These factors include but are not limited to those described in Part I, Item 1A. “Risk Factors.” Such factors are difficult to accurately predict and may be beyond the Company’s control.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.

Peabody Energy Corporation	2022 Form 10-K	i

Peabody Energy Corporation	2022 Form 10-K	1

Note:	The words “Peabody” or “the Company” as used in this report, refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to the Company’s continuing operations.
When used in this filing, the term “ton” refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while “tonne” refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
PART I
Item 1.    Business.
Overview
Peabody is a leading producer of metallurgical and thermal coal. At December 31, 2022, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia, including a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount). In addition to its mining operations, the Company markets and brokers coal from other coal producers, trades coal and freight-related contracts, and, during 2022, partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
Segment and Geographic Information
As of December 31, 2022, Peabody reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company’s segments. Note 22. “Segment and Geographic Information” to the accompanying consolidated financial statements is incorporated herein by reference and also contains segment and geographic financial information.
Mining Locations
The maps that follow display Peabody’s active mine locations as of December 31, 2022. Also shown are the primary ports that the Company uses for its coal exports and the Company’s corporate headquarters in St. Louis, Missouri.

Peabody Energy Corporation	2022 Form 10-K	2

U.S. Locations

Rawhide
Caballo
North Antelope Rochelle
Twentymile
El Segundo/
Lee Ranch
St. Louis
Corporate
Gateway North
Bear Run
Francisco
Wild Boar
Shoal Creek
Kinder
Morgan
Terminal
St. James
Stevedoring
Anchorages
Terminal
United
Bulk
Terminal
McDuffie
Terminal
Surface
Underground
Coal Port
0
100
200
300
400
Miles
N
W
E
S
Peabody

Peabody Energy Corporation	2022 Form 10-K	3

Australian Locations

500,000
1,000,000
1,500,000
7,400,000
6,900,000
6,400,000
Abbot Point
Dalrymple Bay
Mackay
Bowen Basin
Galilee Basin
Coppabella
Moorvale
Styx Basin
Middlemount
Rockhampton
Coral Sea
Bowen Basin
Southern Missing Link
Maryborough Basin
Surat Basin
Tarong Basin
Brisbane
Surat Basin
Queensland
Great Dividing Range
New South Wales
PACIFIC OCEAN
Gunnedah Basin
Wilpinjong
Wambo
Port Waratah / Newcastle Infrastructure Group
Newcastle
Sydney Basin
Tasman Sea
Sydney
Metropolitan
Port Kembla
Oaklands Basin
Victoria
Canberra
AUSTRALIA
N
S
E
W
Surface/Underground
Surface
Underground
Rail
Coal Port
0
100
200
300
Kilometers
Peabody

Peabody Energy Corporation	2022 Form 10-K	4

The table below summarizes information regarding the operating characteristics of each of the Company’s mines in the U.S. and Australia. The mines are listed within their respective reporting segment in descending order, as determined by tons produced in 2022.

							Production
Segment/Mining Complex	Location	Mine Type	Mining Method	Coal Type	Primary Transport Method	Processing Plants	Year Ended December 31,
							2022	2021	2020
Seaborne Thermal Mining							(Tons in millions)
Wilpinjong	New South Wales	S	D, T/S	T	R, EV	Yes	12.1	13.2	14.2
Wambo Open-Cut (1)	New South Wales	S	T/S	T, C	R, EV	Yes	2.0	2.4	4.0
Wambo Underground (2)	New South Wales	U	LW	T, C	R, EV	Yes	1.1	1.4	1.5
Seaborne Metallurgical Mining
Coppabella (3)	Queensland	S	DL, D, T/S	P	R, EV	Yes	2.4	2.1	2.2
Metropolitan (4)	New South Wales	U	LW	C, P, T	R, EV	Yes	1.8	1.0	1.0
Moorvale (3)	Queensland	S	D, T/S	C, P, T	R, EV	Yes	1.5	1.3	1.2
Shoal Creek (5)	Alabama	U	LW	C	B, EV	Yes	0.8	0.1	0.6
Millennium (6)	Queensland	S	HW	C, P	R, EV	No	—	—	0.1
Middlemount (7)	Queensland	S	D, T/S	C, P	R, EV	Yes	—	—	—
Powder River Basin Mining
North Antelope Rochelle	Wyoming	S	DL, D, T/S	T	R	No	60.4	62.8	66.1
Caballo	Wyoming	S	D, T/S	T	R	No	12.1	13.9	11.6
Rawhide	Wyoming	S	D, T/S	T	R	No	10.3	11.6	9.5
Other U.S. Thermal Mining
Bear Run	Indiana	S	DL, D, T/S	T	Tr, R, EV	Yes	6.7	6.0	5.2
El Segundo/Lee Ranch	New Mexico	S	DL, D, T/S	T	R	No	3.7	3.7	4.6
Gateway North	Illinois	U	CM	T	Tr, R, R/B, T/B, EV	Yes	2.4	1.8	1.8
Wild Boar	Indiana	S	HW, DL, D, T/S	T	Tr, R, R/B, T/B	Yes	2.3	2.4	2.0
Francisco Underground	Indiana	U	CM	T	R	Yes	1.8	1.5	1.6
Twentymile	Colorado	U	LW	T	R, Tr, EV	Yes	1.5	1.7	1.2
Somerville Central (6)	Indiana	S	DL, D, T/S	T	R, R/B, T/B, T/R	No	—	—	0.4

Legend:
S	Surface Mine	B	Barge
U	Underground Mine	Tr	Truck
HW	Highwall Miner	R/B	Rail to Barge
DL	Dragline	T/B	Truck to Barge
D	Dozer/Casting	T/R	Truck to Rail
T/S	Truck and Shovel	EV	Export Vessel
LW	Longwall	T	Thermal/Steam
CM	Continuous Miner	C	Coking
R	Rail	P	Pulverized Coal Injection
(1)In December 2020, the United Wambo Joint Venture, an unincorporated joint venture between Peabody and Glencore plc, began joint production. The tons shown reflect Peabody’s proportionate share throughout the years. The Company’s 50% joint venture interest is subject to an outside non-controlling ownership interest.
(2)Majority-owned mine in which there is an outside non-controlling ownership interest.
(3)Peabody owns a 73.3% undivided interest in an unincorporated joint venture that owns the Coppabella and Moorvale mines. The tons shown reflect its share.
(4)The mine was idled in the fourth quarter of 2020. The mine restarted production in the second quarter of 2021.
(5)The mine was idled in the fourth quarter of 2020. The mine restarted production in November 2021.
(6)The mine ceased production during 2020.
(7)Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine. Because Middlemount is accounted for as an unconsolidated equity affiliate, the table above excludes tons produced from that mine, which totaled 1.4 million, 2.0 million and 1.6 million tons, respectively (on a 50% basis).
Refer to the Reserves and Resources tables within Item 2. “Properties,” which is incorporated by reference herein, for additional information regarding coal reserves and resources, and product characteristics associated with each mine.

Peabody Energy Corporation	2022 Form 10-K	5

Coal Supply Agreements
Customers. Peabody’s coal supply agreements are primarily with electricity generators, industrial facilities and steel manufacturers. Most of the Company’s sales from its mining operations are made under long-term coal supply agreements (those with initial terms of one year or longer and which often include price reopener and/or extension provisions). A smaller portion of the Company’s sales from its mining operations are made under contracts with terms of less than one year, including sales made on a spot basis. Sales under long-term coal supply agreements comprised approximately 85%, 84% and 89% of the Company’s worldwide sales from its mining operations (by volume) for the years ended December 31, 2022, 2021 and 2020, respectively.
For the year ended December 31, 2022, Peabody derived 28% of its revenue from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 16 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2023 to 2025. Peabody’s largest customer in 2022 contributed revenue of approximately $358 million, or approximately 7% of Peabody’s total revenue from coal supply agreements, and has contracts expiring at various times from 2023 to 2024.
Backlog. Peabody’s sales backlog, which includes coal supply agreements subject to price reopener and/or extension provisions, was approximately 314 million and 283 million tons of coal as of January 1, 2023 and 2022, respectively. Contracts in backlog have remaining terms ranging from one to ten years and represent approximately three years of production based on the Company’s 2022 production volume of 122.9 million tons. Approximately 62% of its backlog is expected to be filled beyond 2023.
Seaborne Mining Operations. Revenue from Peabody’s Seaborne Thermal Mining and Seaborne Metallurgical Mining segments represented approximately 59%, 50% and 42% of the Company’s total revenue from coal supply agreements for the years ended December 31, 2022, 2021 and 2020, respectively, during which periods the coal mining activities of those segments contributed respective amounts of 18%, 18% and 19% of the Company’s sales volumes from mining operations. Production from these segments is primarily sold into the seaborne thermal and metallurgical markets, with a majority of those sales executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. Industry commercial practice, and Peabody’s typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a quarterly, spot or index basis. For its seaborne mining operations, the portion of sales volume under contracts with a duration of less than one year represented 41% in 2022.
U.S. Thermal Mining Operations. Revenue from Peabody’s Powder River Basin Mining and Other U.S. Thermal Mining segments, in aggregate, represented approximately 41%, 50% and 58% of the Company’s revenue from coal supply agreements for the years ended December 31, 2022, 2021 and 2020, respectively, during which periods the coal mining activities of those segments contributed respective aggregate amounts of approximately 82%, 82% and 81% of the Company’s sales volumes from mining operations. The Company expects to continue selling a significant portion of coal production from its U.S. thermal operating segments under existing long-term supply agreements. Certain customers utilize long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Peabody’s approach is to selectively renew, or enter into new, long-term supply agreements when it can do so at prices and terms and conditions it believes are favorable. Over the last few years, Peabody’s customers have shifted to long-term supply agreements with shorter durations, driven by the reduced utilization of plants and plant retirements, fluidity of natural gas pricing and the increased use of renewable energy sources.
Transportation
Methods of Distribution. Coal consumed in the U.S. is usually sold at the mine with transportation costs borne by the purchaser. Peabody’s U.S. mine sites are typically adjacent to a rail loop; however, in limited circumstances coal may be trucked to a barge site or directly to customers. Title predominately passes to the purchaser at the rail or barge, as applicable. Peabody’s U.S. and Australian export coal is usually sold at the loading port, with purchasers paying ocean freight. In each case, the Company usually pays transportation costs from the mine to the port, including any demurrage costs (fees paid to third-party shipping companies for loading time that exceeded the stipulated time).

Peabody Energy Corporation	2022 Form 10-K	6

The Company believes it has good relationships with U.S. and Australian rail carriers and port and barge companies due, in part, to its modern coal-loading facilities and the experience of its transportation coordinators. During the year ended December 31, 2022, rail service constraints due, in part, to labor shortages and weather conditions experienced by Peabody’s rail service providers, have negatively impacted U.S. thermal shipment volumes. Refer to the table in the foregoing “Mining Locations” section for a summary of transportation methods by mine.
Export Facilities. Peabody has generally secured its ability to transport coal in Australia through rail and port contracts and access to five east coast coal export terminals that are primarily funded through take-or-pay arrangements (refer to the “Liquidity and Capital Resources” section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on its take-or-pay obligations). In Queensland, seaborne thermal and metallurgical coal from the Company’s mines is exported through the Dalrymple Bay Coal Terminal, in addition to the Abbot Point Coal Terminal used by its joint venture Middlemount Mine. In New South Wales, the Company’s primary ports for exporting thermal and metallurgical coal are at Port Kembla and Newcastle, which includes both the Port Waratah Coal Services terminal and the terminal operated by Newcastle Coal Infrastructure Group. Peabody has secured its ability to transport coal from its Shoal Creek Mine under barge and port contracts; the primary port is the McDuffie Terminal in Mobile, Alabama, which the Company utilizes without a take-or-pay arrangement.
Peabody’s U.S. thermal mining operations exported less than 1% of their annual tons sold during both the years ended December 31, 2022 and 2021. No tons were exported during the year ended December 31, 2020. The primary ports used for U.S. thermal exports are the United Bulk Terminal near New Orleans, Louisiana, the St. James Stevedoring Anchorages terminal in Convent, Louisiana and the Kinder Morgan terminal near Houston, Texas.
Suppliers
Mining Supplies and Equipment. The principal goods Peabody purchases in support of its mining activities are mining equipment and replacement parts, diesel fuel, ammonium-nitrate and emulsion-based explosives, off-the-road tires, steel-related products (including roof control materials), lubricants and electricity. Peabody has many well-established, strategic relationships with its key suppliers of goods and does not believe that it is overly dependent on any of its individual suppliers.
In situations where Peabody has elected to concentrate a large portion of its purchases with one supplier, it has been to take advantage of cost savings from larger volumes of purchases, benefit from long-term pricing for parts and ensure security of supply. Supplier concentration related to the Company’s mining equipment also allows it to benefit from fleet standardization, which in turn improves asset utilization by facilitating the development of common maintenance practices across its global platform, enhancing its flexibility to move equipment between mines and reduce working capital through inventory optimization.
Surface and underground mining equipment demand and lead times for parts and components have increased in recent periods. Peabody consistently uses its global leverage with major suppliers and comprehensive planning processes to ensure security of supply to meet the requirements of its active mines.
Services. Peabody also purchases services at its mine sites, including services related to maintenance for mining equipment, construction, temporary labor, use of explosives and various other requirements. Peabody does not believe that it has undue operational or financial risk associated with its dependence on any individual service providers.
Throughout 2022, inflationary pressures and supply chain constraints have contributed to rising costs for mining equipment, supplies and services. This trend may continue to impact future periods.
Competition
Demand for coal and the prices that the Company will be able to obtain for its coal are highly competitive and influenced by factors beyond the Company’s control, including but not limited to global economic conditions; the demand for electricity and steel; the cost of alternative sources; the impact of weather on heating and cooling demand; the capacity and cost of transportation; geopolitical risks; and taxes and environmental regulations imposed by the U.S. and foreign governments.

Peabody Energy Corporation	2022 Form 10-K	7

Thermal Coal. Demand for Peabody’s thermal coal products is impacted by economic conditions; demand for electricity, which is impacted by energy efficient products; and the cost of electricity generation from coal and alternative forms of generation. Regulatory policies and environmental, social and governance considerations can also have an impact on generation choices and coal consumption. The Company’s products compete with producers of other forms of electricity generation, including natural gas, oil, nuclear, hydro, wind, solar and biomass, that provide an alternative to coal use. The use and price of thermal coal is heavily influenced by the availability and relative cost of alternative fuel sources and the generation of electricity utilizing alternative fuels, with customers focused on securing the lowest cost fuel supply in order to coordinate the most efficient utilization of generating resources in the economic dispatch of the power grid at the most competitive price.
In the U.S., natural gas is highly competitive (along with other alternative fuel sources) with thermal coal for electricity generation. The competitiveness of natural gas has been strengthened by accelerated growth in domestic natural gas production and new natural gas combined cycle generation capacity. The Henry Hub Natural Gas Prompt Price averaged $6.54 per mmBtu in 2022, versus $3.72 and $2.13 per mmBtu in 2021 and 2020, respectively. In addition, the competitiveness of other alternative fuel sources for electricity generation has been strengthened by the growth of renewable energy generation. These pressures, coupled with increasing regulatory burdens, have contributed to a significant number of coal plant retirements. During 2022, approximately 12 gigawatts of U.S. coal power capacity was retired, and since 2010, U.S. coal power capacity has fallen by approximately thirty-six percent.
Internationally, thermal coal also competes with alternative forms of electricity generation. The competitiveness and availability of natural gas, liquefied natural gas, oil, nuclear, hydro, wind, solar and biomass varies by country and region. Seaborne thermal coal consumption is also impacted by the competitiveness of delivered seaborne thermal coal supply from key exporting countries such as Indonesia, Australia, Colombia, the U.S., Russia and South Africa, among others. In addition, seaborne thermal coal import demand can be significantly impacted by the availability of domestic coal production, particularly in the two leading coal import countries, China and India, among others. China’s unofficial ban on Australian coal in recent years continued until January 2023 and impeded traditional trade flows. Global thermal coal markets have been turbulent during 2022, due in part to the Russian-Ukrainian conflict and the subsequent ban of Russian coal by European countries.
In addition to its alternative fuel source competitors, Peabody’s principal U.S. direct coal supply competitors (listed alphabetically) are other large coal producers, including Alliance Resource Partners; American Consolidated Natural Resources, Inc.; Arch Resources, Inc.; CONSOL Energy; Eagle Specialty Materials LLC; Foresight Energy; Hallador Energy; Kiewit; and Navajo Transitional Energy Company LLC, among others. Major international direct coal supply competitors (listed alphabetically) include Adaro Energy; Anglo American plc; BHP; Bumi Resources; China Shenhua Energy; Coal India Limited; Drummond Company; Glencore; South32; SUEK; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.
Metallurgical Coal. Demand for Peabody’s metallurgical coal products is impacted by economic conditions; government policies; demand for steel; and competing technologies used to make steel, some of which do not use coal as a manufacturing input, such as electric arc furnaces. The Company competes on the basis of coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support and reliability of supply.
Seaborne metallurgical coal import demand can be significantly impacted by the availability of domestic coal production, particularly in leading metallurgical coal import countries such as China, among others, and the competitiveness of seaborne metallurgical coal supply from leading metallurgical coal exporting countries of Australia, the U.S., Russia, Canada, Mongolia and Mozambique, among others. Trade flow disruptions have occurred during 2022 related to China’s unofficial ban on Australian coal and sanctions imposed on Russian coal imports.
Major international direct competitors (listed alphabetically) include Anglo American; Arch Resources, Inc.; BHP; Foxleigh; Glencore; Jellinbah; KRU; Stanmore; Teck Resources; Warrior Met Coal; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.

Peabody Energy Corporation	2022 Form 10-K	8

Cybersecurity Risk Management
Peabody uses digital technology to conduct its business operations and engage with its customers, vendors and partners. As the Company implements newer technologies such as cloud, analytics, automation and “internet of things,” the threats to its business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct affecting both the Company and its partners’ technologies increase. To address the risk, the Company continues to evolve its risk management approach in an effort to continually assess and improve its cybersecurity risk detection, deterrence and recovery capabilities, under oversight from Peabody’s Board of Directors. Peabody’s cybersecurity strategy emphasizes reduction of cyber risk exposure and continuous improvement of its cyber defense and resilience capabilities. These include: (i) proactive management of cyber risk to ensure compliance with contractual, legal and regulatory requirements, (ii) performing due diligence on third parties to ensure they have sound cybersecurity practices in place, (iii) ensuring essential business services remain available during a business disruption, (iv) implementing data policies and standards to protect sensitive company information and (v) exercising cyber incident response plans and risk mitigation strategies to address potential incidents should they occur.
Human Capital
Peabody had approximately 5,500 employees as of December 31, 2022, including approximately 4,300 hourly employees. Additional information on its employees and related labor relations matters is contained in Note 19. “Management — Labor Relations” to the accompanying consolidated financial statements, which information is incorporated herein by reference. Peabody endeavors to engage with its organized workforce and foster strong relationships with those organizations built on trust and communication.
As of December 31, 2022, approximately 3,600 of Peabody’s employees are located in the U.S., with the remainder primarily located in Australia. About 94% of its team members work for mine operations in the U.S. and Australia, while the remaining are based out of its global headquarters in St. Louis or its business offices in Brisbane and Beijing.
Peabody strives to create a strong, united workforce with a commitment to safety as a way of life. In 2022, the Company achieved a global safety incidence rate of 1.13 incidents per 200,000 hours worked, which was 59% better than the 2022 U.S. industry average incidence rate of 2.77 incidents per 200,000 hours worked per the Mine Safety and Health Administration (MSHA).
Peabody strives to offer an inclusive work environment and engages, recognizes and develops employees. Peabody seeks a workforce that is comprised of diverse backgrounds, thoughts and experiences as a means to drive innovation and excellence within its business, and has formalized inclusion programs and training in policy and practice. Such diversity may also serve to mitigate risks to the business in the current tight labor market. The Company strives to attract and retain the best people, develop their potential and align their skills to important initiatives and activities. Peabody believes in fostering an inclusive work environment built on mutual trust, respect and engagement. Peabody invests in its employees through health and wellness programs, competitive total rewards and development opportunities. Peabody actively seeks employees' feedback, including through surveys and focus groups on its employee value proposition.
The typical Peabody employee has approximately seven years of experience with the company, and more than 47% of all Peabody employees remain employed with the company for more than five years. The Company offers a variety of learning events, including mentoring and development programs to aid its employees in their career growth. During the past five years, approximately 27% of open positions and 64% of director and above positions have been filled by internal candidates through promotions and lateral career development opportunities.
Information About Our Executive Officers
Set forth below are the names, ages and positions of Peabody’s executive officers. Executive officers are appointed by, and hold office at the discretion of, Peabody’s Board of Directors, subject to the terms of any employment agreements.

Name	Age (1)	Position (1)
James C. Grech	61	President and Chief Executive Officer
Mark A. Spurbeck	49	Executive Vice President and Chief Financial Officer
Darren R. Yeates	62	Executive Vice President and Chief Operating Officer
Scott T. Jarboe	49	Chief Administrative Officer and Corporate Secretary
Marc E. Hathhorn	52	President - U.S. Operations
Jamie Frankcombe	62	President - Australian Operations
Patrick J. Forkin III	64	Chief Development Officer
(1)     As of February 17, 2023.

Peabody Energy Corporation	2022 Form 10-K	9

James C. Grech was named Peabody’s President and Chief Executive Officer in June 2021. He has over 30 years of experience in the natural resources industry. Mr. Grech served as Chief Executive Officer and a member of the Board of Directors of Wolverine Fuels, LLC, a thermal coal producer and marketer based in Sandy, Utah, from July 2018 until May 2021. Prior to joining Wolverine Fuels, LLC, Mr. Grech served as President of Nexus Gas Transmission from October 2016 to July 2018, and previously held the position of Chief Commercial Officer and Executive Vice President of Consol Energy. Mr. Grech brings a strong operational, commercial and financial background in both mining and other energy business operations and has extensive utilities and capital markets experience. He serves as a director of Blue Danube. Mr. Grech holds a Bachelor of Science in Electrical Engineering from Lawrence Technological University and an MBA from the University of Michigan.
Mark A. Spurbeck was named Peabody’s Executive Vice President and Chief Financial Officer in June 2020, after serving in an interim capacity from January 2020 through June 2020. He oversees finance, treasury, tax, internal audit, financial reporting, financial planning, risk and mine finance, corporate accounting functions, investor relations and corporate communications, information technology and shared services. Mr. Spurbeck has more than 25 years of accounting and financial experience, most recently serving as the Company’s Senior Vice President and Chief Accounting Officer from early 2018 to January 2020. Prior to joining Peabody, Mr. Spurbeck served as Vice President of Finance and Chief Accounting Officer at Coeur Mining, Inc., a diversified precious metals producer, from March 2013 to January 2018. He also previously held multiple financial positions at Newmont Mining Corporation, a leading gold and copper producer, First Data Corporation, a financial services company, and Deloitte LLP, an international accounting, tax and advisory firm. Mr. Spurbeck is a Certified Public Accountant and holds a Bachelor’s Degree in Accounting from Hillsdale College.
Darren R. Yeates was named Peabody’s Executive Vice President and Chief Operating Officer in October 2020. He has executive responsibility for operations, sales and marketing and technical services. Mr. Yeates has over 35 years of mining industry experience. From May 2018 to December 2019, Mr. Yeates served as Chief Operating Officer of MACH Energy Australia, a developer and supplier of thermal coal to both the Australian domestic and Asian export markets. From January 2014 until June 2016, Mr. Yeates served as the Chief Executive Officer of GVK Hancock Coal, a joint venture developing the vast potential of the Galilee Basin in Central Queensland. Prior to that, he spent over 22 years with Rio Tinto, a global mining group, including as Acting Managing Director and Chief Operating Officer for Coal Australia, General Manager Ports and Infrastructure for Pilbara Iron and General Manager Tarong Coal. Prior to joining Rio Tinto, Mr. Yeates worked for six years for BHP, a mining, metals and petroleum company, in coal operations and metalliferous exploration. Mr. Yeates holds a Bachelor of Engineering (Mining) from the University of Queensland, a Graduate Diploma in Management from the University of Central Queensland and a Graduate Diploma of Applied Finance and Investment from the Securities Institute of Australia. He holds an Executive MBA from the Monash Mt Eliza Business School and is a Fellow of the Australian Institute of Company Directors.
Scott T. Jarboe was named Peabody’s Chief Administrative Officer and Corporate Secretary in November 2021 after serving as Chief Legal Officer and Corporate Secretary since March 2020. He leads the Company’s global human resources, legal, government affairs, and ethics and compliance functions. Mr. Jarboe joined Peabody in 2010 and has served in a variety of legal roles. Previously, Mr. Jarboe practiced law with Husch Blackwell LLP and Bryan Cave LLP. Mr. Jarboe holds a Bachelor of Arts Degree from the University of Kansas, a Master’s Degree from the University of Missouri – Kansas City and a Juris Doctor degree from Washington University School of Law.
Marc E. Hathhorn was named Peabody’s President - U.S. Operations in November 2021. He has executive responsibility for the Company’s U.S. operating platform, which includes leadership of health, safety and environment, people, operational performance and product delivery. Mr. Hathhorn has more than 30 years of experience in mining engineering and operations in North and South America and in Australia. Mr. Hathhorn joined Peabody in 2011 as Senior Vice President - Midwest Operations, and subsequently served as Group Executive - Americas Operations Support from 2013 to 2016, Group Executive - Americas Operations from 2016 to 2019 and President - Australian Operations until assuming his current role. Previously, Mr. Hathhorn held various leadership positions with Drummond LTD in South America, including Mine Operations Superintendent, Port Manager, and Vice President - Mining Operations. Prior to joining Drummond LTD, Mr. Hathhorn held various engineering and supervisory positions with Newmont Gold Corporation. Mr. Hathhorn holds a Bachelor of Science Degree in Mining Engineering from the University of Idaho, College of Mines.

Peabody Energy Corporation	2022 Form 10-K	10

Jamie Frankcombe was named Peabody’s President - Australian Operations in November 2021. He has executive responsibility for the Company’s Australian operating platform, which includes leadership of health, safety and environment, people, operational performance and product delivery. He is a senior mining executive with 30 years of experience in developing and managing large-scale open cut and underground coal, iron ore, copper and gold mines in Australia, Indonesia, Asia and the Americas. Prior to joining Peabody, Mr. Frankcombe served as Deputy Managing Director for Phu Bia Mining in Laos managing the Phu Kham (copper & gold) and Ban Houayxai (gold & silver) operating assets from June 2021 to November 2021. Prior to that, Mr. Frankcombe served as Integration Team Lead with Aurelia Metals Ltd from November 2020 to April 2021 with the responsibility of integrating the Dargues Gold Mine project and operations into the Aurelia Metals Ltd portfolio. Prior to that, he spent seven years as Chief Operating Officer for Whitehaven Coal Mining Ltd., overseeing operational and safety leadership of four open cut coal mines and one underground mine. In addition, he served as a director of Coal Services Pty Ltd. from September 2017 to July 2021. Mr. Frankcombe holds a Bachelor of Engineering (Mining) from University of Wollongong and a Master of Business Administration (Technology) from Deakin University.
Patrick J. Forkin III was named Chief Development Officer in July 2022 after serving as Senior Vice President - Corporate Development and Strategy since November 2017. He leads global strategy, mergers and acquisitions, portfolio management, U.S. thermal coal sales and renewable energy development. Mr. Forkin joined Peabody in 2010 and has served in a variety of roles. He has an extensive background in corporate finance, the energy industry, mergers and acquisitions and equity market research. Prior to joining Peabody, Mr. Forkin was in senior leadership roles at a U.S. solar development company and investment banking firms specializing in renewable and conventional energy. He spent the first nine years of his career at Deloitte LLP. Mr. Forkin holds a Bachelor of Science degree in Accountancy from the University of Illinois at Urbana-Champaign and is a Certified Public Accountant (inactive).
Regulatory Matters — U.S.
Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. In addition, the industry is affected by significant requirements mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations. Peabody believes that it has obtained all permits currently required to conduct its present mining operations.
The Company endeavors to conduct its mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry.
Mine Safety and Health
Peabody is subject to health and safety standards both at the federal and state level. The regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters.
MSHA is the entity responsible for monitoring compliance with the federal mine health and safety standards. MSHA employs various enforcement measures for noncompliance, including the issuance of monetary penalties and orders of withdrawal from a mine or part of a mine.
In Part I, Item 4. “Mine Safety Disclosures” and in Exhibit 95 to this Annual Report on Form 10-K, the Company provides additional details on MSHA compliance.
Black Lung (Coal Workers’ Pneumoconiosis)
Black Lung Benefits. Under the U.S. Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each U.S. coal mine operator who was the last to employ a claimant for a cumulative year of employment, with the last day worked for the operator after July 1, 1973, must pay federal black lung benefits and medical expenses to claimants whose claims for benefits are allowed. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Historically, very few of the miners who sought federal black lung benefits were awarded these benefits; however, the approval rate has increased following implementation of black lung provisions contained in the Affordable Care Act. The Affordable Care Act included significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition.

Peabody Energy Corporation	2022 Form 10-K	11

The trust fund has been funded by an excise tax on U.S. production. As a result of legislation enacted in December 2020, the excise tax rates were set at 4.4% of the gross sales price not to exceed $1.10 per ton of underground coal and $0.55 per ton of surface coal for the year ending December 31, 2021. This enacted legislation expired on December 31, 2021 and the excise tax rates reverted back to 2% of the gross sales price not to exceed $0.50 per ton of underground coal and $0.25 per ton of surface coal. Effective October 1, 2022, the excise tax rates reverted back to 4.4% of the gross sales price not to exceed $1.10 per ton of underground coal and $0.55 per ton of surface coal due to the enactment of the Inflation Reduction Act of 2022.
Peabody recognized expense related to the tax of $32.4 million, $51.5 million and $53.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, Peabody recognized additional expense of approximately $8 million as a result of the higher excise tax rates.
Black Lung Benefits Act Self-Insurance Requirements. The Black Lung Benefits Act requires each coal mine operator to secure the payment of its potential benefits liability by either qualifying as a self-insurer or by purchasing and maintaining a commercial insurance contract. The Department of Labor’s (DOL) Office of Workers’ Compensation Programs (OWCP) is responsible for authorizing coal mine operators to self-insure and for setting the security amounts. As part of its ongoing efforts to reform the self-insurance program to ensure that operators are adequately securing their liabilities, the OWCP proposed a rule in January 2023 to update its regulations for authorizing operators to self-insure and for determining appropriate security amounts. The public comment period for the proposed rule ends March 20, 2023.
A change in requirements for security posted to self-insure black lung liabilities could result in the Company being required to post additional security for its obligations. At the request of OWCP, the Company recently refiled its application for self-insurance.
Environmental Laws and Regulations
Peabody is subject to various federal, state, local and tribal environmental laws and regulations. These laws and regulations place substantial requirements on its coal mining operations, and require regular inspection and monitoring of its mines and other facilities to ensure compliance. The Company is also affected by various other federal, state, local and tribal environmental laws and regulations that impact its customers.
Surface Mining Control and Reclamation Act. In the U.S., the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement (OSMRE), established mining, environmental protection and reclamation standards for surface mining and underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSMRE or from the respective state regulatory authority. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority, with oversight from OSMRE. States in which Peabody has active mining operations have achieved primacy control of enforcement through federal authorization. In Arizona, where Peabody performs reclamation work on tribal lands, the Company is regulated by the OSMRE because the tribes do not have SMCRA authorization.
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
The Company’s total reclamation bonding requirements in the U.S. were $1,035.0 million as of December 31, 2022. The bond requirements for a mine represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state or OSMRE. The Company’s asset retirement obligations calculated in accordance with generally accepted accounting principles for its active and inactive U.S. operations were $533.3 million as of December 31, 2022. The bond requirement amount for the Company’s U.S. operations significantly exceeds the financial liability for final mine reclamation because the asset retirement obligation liability is discounted from the end of the mine’s economic life to the balance sheet date in recognition that the final reclamation cash outlay is projected to be a number of years away. The bond amount, in contrast with the asset retirement obligation, presumes reclamation begins immediately, as well as different assumptions related to the cost of equipment and services utilized in the reclamation process.

Peabody Energy Corporation	2022 Form 10-K	12

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
In situations where the Company’s coal resources are federally owned, the U.S. Bureau of Land Management oversees a substantive exploration and leasing process. If surface land is managed by the U.S. Forest Service, that agency serves as the cooperating agency during the federal coal leasing process. Federal coal leases also require an approved federal mining permit under the signature of the Assistant Secretary of the Department of the Interior.
The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically based on changes in federal legislation. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2012 through September 30, 2021, the fee was $0.28 and $0.12 per ton of surface-mined and underground-mined coal, respectively. As a result of the Abandoned Mine Land Reclamation Amendments of 2021, which Congress enacted on November 15, 2021 as part of the Infrastructure Investment and Jobs Act, from October 1, 2021 through September 30, 2034, the fee is $0.224 and $0.096 per ton of surface-mined and underground-mine coal, respectively. The Company recognized expense related to the fees of $21.7 million, $27.0 million and $28.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Clean Air Act (CAA). The CAA, enacted in 1970, and comparable state and tribal laws that regulate air emissions affect the Company’s U.S. coal mining operations both directly and indirectly.
National Ambient Air Quality Standards (NAAQS). The CAA requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revision to current standards are appropriate. As part of this recurring review process, the EPA in 2020 proposed to retain the ozone NAAQS promulgated in 2015, including both the primary (public health) and secondary (public welfare) standards. The EPA subsequently promulgated final standards to this effect. In 2021, fifteen states and other petitioners filed a petition for review of the rule in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The litigation is currently in abeyance following a motion filed by the EPA to allow for review of the standards.
The EPA also proposed in 2020 to retain the particulate matter (PM) NAAQS last revised in 2012. On December 18, 2020, the EPA issued a final rule to retain both the primary annual and 24-hour PM standards for fine particulate matter (PM2.5) and the primary 24-hour standard for coarse particulate matter (PM10) and secondary PM10 standards. This rule has also been challenged in the D.C. Circuit by several states and environmental organizations. The case is currently in abeyance following a motion filed by the EPA to allow for review of the standards. On January 6, 2023, the EPA proposed to lower the level of the annual PM2.5 NAAQS from 12.0 ug/m3 to within the range of 9.0 to 10.0 ug/m3.
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

Peabody Energy Corporation	2022 Form 10-K	13

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
On December 20, 2018, the EPA proposed to revise the 2015 NSPS to modify the minimum requirements for newly constructed coal-fired units from partial carbon capture and storage to efficiency-based standards. (83 Fed. Reg. 65,424 (Dec. 20, 2018)). In contrast to the 2015 rule, the proposed rule defined BSER as the most efficient demonstrated steam cycle in combination with the best operating practices. The EPA indicated that the primary reason for revising BSER was the high cost and limited geographic availability of carbon capture and storage technology. Status reports filed with the D.C. Circuit in North Dakota v. EPA indicate that litigation on the 2015 rule should remain in abeyance pending the EPA’s action on the 2018 proposed rule.
EPA Regulation of Greenhouse Gas Emissions from Existing Fossil Fuel-Fired EGUs. On October 23, 2015, the EPA published a final rule in the Federal Register regulating greenhouse gas emissions from existing fossil fuel-fired EGUs under Section 111(d) of the CAA (80 Fed. Reg. 64,662 (Oct. 23, 2015)). The rule (known as the Clean Power Plan or CPP) established emission guidelines for states to follow in developing plans to reduce greenhouse gas (GHG) emissions from existing fossil fuel-fired EGUs. The CPP required that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders by 28% in 2025 and 32% in 2030 (compared with a 2005 baseline).
The EPA subsequently proposed to repeal the CPP and in August 2018 issued a proposed rule to replace the CPP, with the Affordable Clean Energy (ACE) Rule. In June 2019, the EPA issued a combined package that finalized the CPP repeal rule as well as the replacement rule, ACE. The ACE rule sets emissions guidelines for GHG emissions from existing EGUs based on a determination that efficiency heat rate improvements constitute the BSER. Numerous petitions for review challenging the ACE Rule were filed in the D.C. Circuit and subsequently consolidated. In January 2021, a 3-judge panel of the D.C. Circuit vacated and remanded the ACE Rule to the EPA, including its repeal of the CPP and amendments to the implementing regulations that extended the compliance timeline.
On October 29, 2021, the Supreme Court of the United States (Supreme Court) granted certiorari in four consolidated matters seeking review of the D.C. Circuit’s opinion vacating the ACE rule and invalidating the repeal of the CPP. On June 30, 2022, the Supreme Court issued its opinion in West Virginia v. EPA, No. 20-1530. The Supreme Court ruled that the EPA does not have Congressional authority under Section 111(d) of the CAA to limit emissions at existing power plants through generation shifting to other fuels and/or renewable energy, but still can regulate emissions at plants by emissions reductions technologies as the EPA has done in the past. The D.C. Circuit’s opinion was reversed and remanded, leaving neither the CPP or the ACE Rule in effect. Thus, it will be necessary for the EPA to initiate new rulemaking in order to control GHG emissions from EGUs using section 111(d) of the CAA. The EPA tentatively plans to propose emission guidelines for EGUs in 2023. The Company will continue to monitor EPA rulemaking in this regard.
EPA’s Greenhouse Gas Permitting Regulations for Major Emission Sources. In May 2010, the EPA published final rules requiring permitting and control technology requirements for greenhouse gases under the Prevention of Significant Deterioration (PSD) and Title V permitting programs that apply to stationary sources of air pollution. The EPA determined that these requirements were “triggered” by the EPA’s prior regulation of greenhouse gases from motor vehicles. These rules were subsequently upheld by the D.C. Circuit on June 26, 2012. On June 23, 2014, however, the Supreme Court ruled that the EPA could not require PSD and Title V permitting for greenhouse gases emitted from stationary sources if those sources were not otherwise considered to be “major sources” of conventional pollutants for purposes of PSD and Title V (known as Step 2 sources). In accordance with that decision, the D.C. Circuit vacated the federal regulations that implemented Step 2 of the Greenhouse Gas Tailoring Rule in 2015. Subsequently, the EPA removed the vacated elements from its rules to ensure that neither the PSD nor Title V rules require a source to obtain a permit solely because the source emits or has the potential to emit greenhouse gases above the applicable thresholds. The EPA therefore no longer has the authority to conduct PSD permitting for Step 2 sources, nor can the EPA approve provisions submitted by a state for inclusion in its state implementation plan providing this authority.
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

Peabody Energy Corporation	2022 Form 10-K	14

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
Mercury and Air Toxic Standards (MATS). The EPA published the final MATS rule in the Federal Register in 2012. The MATS rule revised the NSPS for NOx, SO2 and PM for new and modified coal-fueled electricity generating plants, and imposed maximum achievable control technology (MACT) emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs.
In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate HAP emissions from coal- and oil-fired power plants. This rule also finalized residual risk and technology review standards for the coal- and oil-fired electricity utility generating units source category. Both actions were challenged in the D.C. Circuit but this litigation was placed in abeyance. On February 9, 2022 the EPA proposed a rule to revoke the 2020 finding and to reaffirm the agency’s 2016 finding that it remains “appropriate and necessary” to regulate HAP emissions from coal- and oil-fired power plants under Section 112 of the CAA. In the same proposal, the EPA solicited comments on the performance and cost of new or improved technologies to control HAPs from these power plants as part of the agency’s review of related residual risk and technology review standards.
Regional Haze. The Clean Air Act contains a national visibility goal for the “prevention of any future, and the remedying of any existing, impairment of visibility in Class I areas which impairment results from manmade air pollution.” The EPA promulgated comprehensive regulations in 1999 requiring all states to submit plans to address regional haze that could affect 156 national parks and wilderness areas, including requirements for certain sources to install the best available retrofit technology and for states to demonstrate “reasonable progress” towards meeting the national visibility goal. States are required to revise plans every 10 years.
New Source Review (NSR). The Clean Air Act imposes permitting requirements when a new source undergoes construction or when an existing source is reconstructed or undergoes a major modification. These requirements are contained in the CAA’s PSD and Nonattainment New Source Review (NNSR) programs, generally referred to as NSR. On August 4, 2020, the EPA released a guidance memorandum concerning implementation of plantwide applicability limitations (PALs) (Guidance on Plantwide Applicability Limitation Provisions Under the New Source Review Regulations). PALs allow sources to make physical and operational changes under a plantwide emission limit without “triggering” NSR.
The EPA has also taken action on a number of different rules and guidance affecting the interpretation and application of NSR. In a final rule (83 Fed. Reg. 57,324 (Nov. 15, 2018)), the EPA completed reconsideration of a 2009 petition to clarify when certain actions must be “aggregated” for purposes of determining whether these actions are part of a single project to which NSR applies. The EPA has additionally published guidance on the definition of “ambient air” (Revised Policy on Exclusions from “Ambient Air,” Dec. 2, 2019) and guidance concerning when multiple air pollution-emitting activities may be considered to be “adjacent” so that they should be considered to be a single source (Interpreting “Adjacent” for New Source Review and Title V Source Determinations in All Industries Other Than Oil and Gas, Nov. 26, 2019). Additional memorandum and applicability determinations have also been made that address other NSR issues and the EPA has also taken steps to review and potentially revise previously issued rules and guidance, including those related to project emissions accounting and fugitive emissions. PSD rules, guidance and memorandum may affect the construction, reconstruction and modification of sources and the level of pollution control requirements that will be necessary on a case-by-case basis.

Peabody Energy Corporation	2022 Form 10-K	15

Federal Coal Leasing Moratorium. The Executive Order on Promoting Energy Independence and Economic Growth (EI Order), signed on March 28, 2017, lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the EI Order, the Interior Secretary issued Order 3349 ending the federal coal leasing moratorium. Environmental groups took the issue to court (District of Montana) and in April 2019, the court held the lifting of the moratorium triggered National Environmental Policy Act (NEPA) review. On May 22, 2020, the court held that the Department of the Interior’s issuance of an Environmental Assessment and Finding of No Significant Impact (FONSI) remedied the prior NEPA violations. Thereafter, environmental groups amended their complaint to challenge the Environmental Assessment and FONSI. On August 12, 2022, the court invalidated the Environmental Assessment and FONSI and reinstated the moratorium until completion of a sufficient NEPA analysis. The August 2022 decision is currently on appeal to the U.S. Court of Appeals for the Ninth Circuit.
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
States are empowered to develop and apply water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Standards vary from state to state. Additionally, through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. The EPA issued a final rule in 2020 that could limit state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. That rule was temporarily vacated by a district court, but a Supreme Court order on April 7, 2022, effectively reinstated the rule. The EPA issued another proposal in June 2022 that would supersede the 2020 rule and expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements. Comments for this rule were due August 8, 2022 and final rule is expected in early 2023.
CWA Definition of “Waters of the United States”. In January 2020 the EPA and the Corps finalized the Navigable Waters Protection Rule to revise the definition of “Waters of the United States” and thereby establish the scope of federal regulatory authority under the CWA. On August 30, 2021, a federal court in Arizona vacated the Navigable Waters Protection Rule, and on September 3, 2021, the EPA and the Corps announced that they had “halted implementation” of the rule nationwide and that they are interpreting “Waters of the United States” consistent with the pre-2015 regulatory framework. On December 30, 2022, the agencies released the pre-publication version of a final rule that formally repeals the Navigable Waters Protection Rule and codifies a revised definition of “Waters of the United States” that is generally consistent with the pre-2015 regulatory framework that they are currently implementing. The final rule was published in the Federal Register on January 18, 2023 and takes effect on March 20, 2023. In addition, the Supreme Court is currently considering Sackett v. EPA, No. 21-454, a case involving the scope of federal regulatory authority over wetlands. The Court heard oral arguments on October 3, 2022, and the opinion is forthcoming. Depending on the outcome of that case, the agencies may need to revisit the most recent rulemaking.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. On September 30, 2015, the EPA published a final rule setting new or additional requirements for various wastewater discharges from steam electric power plants. The rule set zero discharge requirements for some waste streams, as well as new, more stringent limits for arsenic, mercury, selenium and nitrogen applicable to certain other waste streams. On October 13, 2020, the EPA issued a final rule revising the technology-based effluent limitations guidelines and standards for the steam electric power generating point source category applicable to flue gas desulfurization wastewater and bottom ash transport water. However, on August 3, 2021, the EPA announced it is undertaking a supplemental rulemaking to “strengthen certain discharge limits” applicable to steam electric power plants. The EPA expects to issue that proposal in early 2023. As finalized, the revised effluent limitations guidelines could significantly increase costs for many coal-fired steam electric power plants.

Peabody Energy Corporation	2022 Form 10-K	16

National Environmental Policy Act. NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality (CEQ) issued a final rule comprehensively updating and modernizing its longstanding NEPA regulations on July 16, 2020. That final rule sought to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things. States and environmental groups have filed several lawsuits challenging the final rule. On April 20, 2022, however, the CEQ published the final Phase 1 rule that partially amended the 2020 rule by restoring key provisions of the pre-2020 NEPA regulations. The CEQ plans to propose a Phase 2 rule in the near future that makes broader changes to the 2020 rule. Separately, the CEQ published NEPA Guidance on Consideration of Greenhouse Gas Emissions and Climate Change on January 9, 2023. The interim guidance was effective immediately, though the agency is accepting comments on the guidance.
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
Proposed Rule for Disposal of CCR from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country, and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. Although EPA had planned to finalize this rule in 2021, the EPA now expects to issue a final rule around July 2023. Separately, on August 28, 2020 and November 12, 2020, the EPA finalized two sets of amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. The EPA is still deciding how to further revise the 2015 rule to address the remainder of the court decision. The EPA expects to finalize additional revisions in August 2023.
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
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on Peabody’s costs or its ability to mine some of its properties in accordance with its current mining plans. During the Trump Administration, the Departments of the Interior and Commerce issued finalized five rules aiming to streamline and update the ESA. But in June 2021, agencies announced their plan to revise, rescind, or reinstate the rules that were finalized (or withdrawn) during the Trump Administration that conflict with the Biden Administration’s objectives. The agencies plan to begin issuing proposed rules in mid-2023.

Peabody Energy Corporation	2022 Form 10-K	17

Use of Explosives. Peabody’s surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, it incurs costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. The storage of explosives is subject to strict federal regulatory requirements. The U.S. Bureau of Alcohol, Tobacco and Firearms (ATF) regulates the use of explosive blasting materials. In addition to ATF regulation, the Department of Homeland Security is expected to finalize an ammonium nitrate security program rule. On July 30, 2019, the OSMRE officially withdrew its decision to initiate rulemaking related to emissions generated from blasting at coal mining operations. The decision cited its lack of statutory authority and the sufficiency of the existing regulatory framework.
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
SEC Climate-Related Disclosures. On March 21, 2022, the SEC proposed rules that would require public companies to disclose extensive climate-related information in certain SEC filings. Specifically, the proposed rules would add new Subpart 1500 to Regulation S-K and new Article 14 to Regulation S-X to require disclosure of climate-related risks that are reasonably likely to have a material impact on a public company’s business, results of operations, or financial condition; GHG emissions associated with a public company that includes, in many cases, an attestation report by a GHG emissions attestation provider; and climate-related financial metrics to be included in a company’s audited financial statements. The Company is currently assessing the potential impact of the proposed rules. The public comment period on the proposed rules has concluded and final rules are expected in 2023.
Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. Among its many provisions are programs that provide grants and other forms of direct and indirect financial assistance for the deployment of zero emission technologies as well as other actions that could affect energy markets and the future use of coal. The Company is currently assessing the potential environmental impacts of the legislation.
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
Fair Work Act. In December 2022, the federal government passed The Fair Work Legislation Amendment (Secure Jobs, Better Pay) Act 2022, which amends the Fair Work Act. The legislation introduces several changes to workplace laws in Australia including changes to enterprise agreement making and termination, to when industrial action can be taken and to access to multi-employer bargaining. In addition, employers will no longer be able to employ individuals on a fixed-term contract for more than two years, and access to flexible working arrangements for employees has been expanded. A number of measures aimed at addressing the gender pay gap have also been introduced.
New South Wales Coal Directions. The State of New South Wales (NSW) enacted the Energy and Utilities Administration Amendment Act 2022 granting the State Premier and Minister for Energy the ability to issue directions in the event of a coal market price emergency (among other powers). On December 22, 2022, the State Premier declared a coal market price emergency on the basis that the declaration was necessary to reduce the risk that increases in coal prices could contribute to an increase in electricity prices. On December 23, 2022, Peabody and a number of other coal producers in NSW were issued with directions that require those coal producers to reserve and sell a portion of the coal produced to NSW power generators at a capped price until June 30, 2024. On January 31, 2023, amended directions were issued. The directions, as they currently stand, apply to the Wilpinjong Mine and also impose a number of additional reporting obligations with respect to coal produced from the Wilpinjong Mine. However, the NSW government is in ongoing discussions with coal producers and power generators regarding issuing additional directions. It is anticipated that these directions will not impact Wilpinjong Mine, but may require the reservation of coal at the Wambo Mines; however, the nature and extent of those obligations and associated reporting requirements are still evolving and require further clarification from the NSW government.

Peabody Energy Corporation	2022 Form 10-K	18

Metropolitan Mine Stormwater Discharge. Over the past two years, there has been significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site. While stormwater collected at the mine site is managed through two sedimentation dams, at times the heavy rainfall has presented challenges with managing the significant volumes of stormwater, as the surface water management infrastructure has not had sufficient capacity. As a result, on multiple occasions throughout 2021 and 2022 stormwater has been discharged from the mine site. Metropolitan Collieries Pty Ltd (MCPL), a wholly-owned subsidiary of Peabody, removed accumulated material from the sedimentation dams to restore full site stormwater capacity by December 31, 2022 and has identified and is implementing additional controls for the management of sediment moving forward. Despite the measures undertaken by MCPL to manage and improve the situation, the Environment Protection Authority is currently undertaking an investigation in relation to the discharges of sediment laden water from the mine site and a review process of the Metropolitan Mine’s environmental protection license. The Environment Protection Authority is investigating potential offenses against the environmental protection legislation arising from the discharges.
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
In February 2019, the New South Wales Land and Environment Court (LEC) upheld the government’s denial of a planning approval for a non-Peabody coal mining project (Gloucester Resources Limited v. Minister for Planning). Although the approval was refused for other reasons, the judge in that case discussed ‘Scope 3’ greenhouse gas emissions resulting from the consumption of coal to be mined under the proposed project. Such emissions are often raised as a ground of objection to Australian mining projects, including Peabody’s mining projects. For example, in a subsequent LEC decision (Australian Coal Alliance Incorporated v. Wyong Coal Pty Ltd), the approval of a coal mining project was confirmed after such emissions had been considered by the relevant authority. In August 2019, Peabody and Glencore received approval from the NSW Independent Planning Commission (IPC) for the United Wambo project, subject to conditions (Export Conditions) requiring the joint venture to prepare an Export Management Plan setting out protocols for using all reasonable and feasible measures to ensure that any coal extracted from the mine that is to be exported from Australia is only exported to countries that are parties to the Paris Agreement (as defined below) or countries that the NSW Planning Secretary considers to have similar policies for reducing greenhouse gas emissions. The IPC subsequently approved another non-Peabody coal mining project (Rix’s Creek) without any Export Conditions. In October 2019, the NSW government introduced into Parliament proposed amendments to legislation and policy that would, if passed, have the effect of invalidating Export Conditions imposed on future NSW planning approvals, as well as no longer requiring consent authorities to consider ‘downstream emissions’ when assessing developments for the purposes of mining, petroleum production or extractive industry. The NSW government has announced changes to the IPC and planning system process which aims to improve timeframes and efficiencies for project approvals and providing more clarity on the IPC’s role in determining applications including seeking guidance on government policy. In June 2020, the NSW Government released its Strategic Statement on Coal Exploration and Mining in NSW which provides a high level framework for the government's policy approach to the future of the coal sector, as well as details of a streamlined strategic release process. The strategy identifies some potential areas for possible new coal exploration, areas that are ruled out for coal mining and areas where new coal exploration can only occur adjacent to an existing coal title via the Operational Allocation process. In December 2020, the NSW Government finalized and published the Guideline for the Competitive Allocation of Coal, which details the process for considering areas for coal exploration and allocating them by public tender.

Peabody Energy Corporation	2022 Form 10-K	19

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
Sharma v Minister for the Environment. On March 15, 2022, the Full Court of the Federal Court of Australia overturned the decision in Sharma v Minister for the Environment [2021] FCA 560 (Sharma), a case which found in 2021 that the Federal Minister for the Environment had a duty to avoid causing personal injury or death to children in Australia as a result of carbon emissions when deciding an application to approve a coal mine expansion. In light of this decision, the Minister for the Environment no longer must consider the effects of carbon emissions when assessing referrals under the Environment Protection and Biodiversity Conservation Act 1999. However, an application by Sharma for special leave to appeal to the High Court of Australia remains probable, and the duty could be reinstated.

Peabody Energy Corporation	2022 Form 10-K	20

Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state-specific legislation. As a condition of approval for mining operations, companies are required to progressively reclaim mined land and provide appropriate bonding, or, in certain circumstances (see below in relation to the Mineral and Energy Resources (Financial Provisioning) Act 2018), make alternative financial contributions to the relevant state government as a safeguard to cover the costs of reclamation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. Peabody’s mines provide financial assurance to the relevant authorities which is calculated in accordance with current regulatory requirements. This financial assurance is in the form of cash, surety bonds or bank guarantees which are supported by a combination of cash collateral, deeds of indemnity and guarantee and letters of credit issued under the Company’s credit facility, collateralized letter of credit program and accounts receivable securitization program. The Company operates in both the Queensland and New South Wales state jurisdictions.
Peabody’s reclamation bonding requirements in Australia were $215.1 million as of December 31, 2022. The bond requirements represent the states’ calculated cost to reclaim the current operations of a mine if it ceases to operate in the current period less any discounts agreed with the state. The cost calculation for each bond must be completed according to the regulatory authority of each state. The Company’s asset retirement obligations calculated in accordance with U.S. generally accepted accounting principles for its active and inactive Australian operations were $216.7 million as of December 31, 2022. The total bonding requirements for the Company’s Australian operations differ from the calculated costs associated with the asset retirement obligations because the costs associated with asset retirement obligations are discounted from the end of the mine’s economic life to the balance sheet date in recognition of the economic reality that reclamation is conducted progressively and final reclamation is projected to be a number of years away, whereas the bonding amount represents the states’ calculated cost of reclamation if a mine ceases to operate immediately as well as different costs assumptions.
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
In November 2018, the Queensland government passed the Mineral and Energy Resources (Financial Provisioning) Act 2018 providing for a new financial assurance (FA) framework and new progressive rehabilitation requirements. The new FA framework creates a pooled fund covering most mines and most of the total industry liability, plus other options for providing FA if not part of the pooled fund (for example, allowing insurance bonds or cash). The percentage rate of the total rehabilitation cost payable into the pooled fund will take into account the financial strength of the holder of the EA for the mine and the project strength of the mine. The total rehabilitation cost is determined using an updated rehabilitation cost calculator, which no longer provides for discounting. The commencement date for the new FA framework was April 1, 2019 and there is a transitional period during which Peabody will move each of its mines in Queensland into the new FA framework.
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

Peabody Energy Corporation	2022 Form 10-K	21

Residual Risks. On August 20, 2020, the Environmental Protection and Other Legislation Amendment Act (Queensland) 2020 (EPOLA Act) became law, amending the residual risk framework that aims to ensure that any remaining risks on former resource sites are appropriately identified, costed and managed. On completion of all mining activities, the holder of the EA for the mine can apply to surrender the EA once all conditions, requirements and rehabilitation obligations have been met. When approving the surrender, the government can request a residual risk payment from the holder of the EA for the mine to cover potential rehabilitation or maintenance costs incurred after the surrender has been accepted. It contemplates two approaches for determining residual risk payments. Depending on the level of risk of a particular site, a cost calculator tool might be used or a panel of appropriately qualified experts might undertake a qualitative and quantitative risk assessment.
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
Following the May 2020 destruction of caves at the Juukan Gorge in the Pilbara region of Western Australia by an iron ore mining operation, the Federal Government established a Senate Inquiry. The Senate Inquiry’s terms of reference included reviewing the effectiveness and adequacy of state and federal laws in relation to Aboriginal and Torres Strait Islander cultural heritage in each of the Australian jurisdictions; and how these cultural heritage laws might be improved to guarantee the protection of culturally and historically significant sites. Following an interim report released on December 9, 2020, the Joint Standing Committee on Northern Australia released its final report on October 18, 2021. The final report sets out three key findings and eight recommendations, including that a new framework for cultural heritage protection be implemented at a national level by way of new legislated national minimum standards for State and Territory laws. The recommendations also include that a review of the Native Title Act 1993 (Cth) be undertaken to address inequalities in the negotiating position of Aboriginal and Torres Strait Islander peoples in the future act regime, including the ‘right to negotiate’ process which is associated with the grant of certain mining tenements. On November 24, 2022, the Environment Minister announced the Australian government’s support for all but one of the recommendations from the Senate Inquiry (whether final responsibility for heritage protection should sit with the Indigenous Affairs Minister or the Environment Minister is still being assessed) and indicated laws to protect Aboriginal cultural heritage would be strengthened following a further review of mining standards. Any legislation passed as a result of the recommendations in the final report could potentially impact the Company’s current and future mining tenements and operations.
Occupational Health and Safety. State legislation requires Peabody to provide and maintain a safe workplace by providing safe systems of work, safety equipment and appropriate information, instruction, training and supervision. In recognition of the specialized nature of mining and mining activities, specific occupational health and safety obligations have been mandated under state legislation specific to the coal mining industry. There are some differences in the application and detail of the laws, and mining operators, directors, officers and certain other employees are all subject to the obligations under this legislation.
In September 2020, Safe Work Australia (SWA) published its revised Workplace Exposure Standards (WES) for coal dust and silica based on toxicological information and other monitoring data. SWA have recommended exposure limits of 1.5 milligrams per cubic meter (mg/m3) for coal dust (to apply from October 2022) and 0.05 mg/m3 for silica (to apply as soon as possible). In Queensland, a new workplace exposure standard for respirable crystalline silica (eight hour time-weighted average airborne concentration of 0.05mg/m3) took effect from July 1, 2020. In New South Wales, the new respirable crystalline silica workplace exposure standard of 0.05 mg/m3 commenced on July 1, 2020. The respirable coal dust workplace exposure standard of 2.5 mg/m3 was reduced to 1.5 mg/m3 on February 1, 2021 and mines need to report exceedances of the new exposure standard to the NSW Resources Regulator from this date. NSW is the first mining jurisdiction in Australia to implement an exposure standard for diesel particulate matter with the exposure standard of 0.1 mg/m3 which became enforceable on February 1, 2021.
In addition, as part of a broader review of workplace exposure standards, SWA is currently considering a proposal to reduce the time weighted average (TWA) WES for CO2 in Australian coal mines from 12,500 ppm to 5,000 ppm. Currently there is a separate TWA for CO2 in coal mines, however SWA proposes to remove this to align with a general industry standard. If implemented, the change has the potential to affect underground mines operating in CO2 rich coal seams, including the primary coal seam of the Company’s Metropolitan Mine. Importantly, a minimum three-year transition period applies for any change to standards. SWA expects to make recommendations to the Work Health and Safety Ministers on the proposed workplace exposure standards in the first quarter of 2023.

Peabody Energy Corporation	2022 Form 10-K	22

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
On May 20, 2020, the Queensland Parliament passed a bill into law that introduces the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are “senior officers” and companies in the mining industry. Individuals now face a maximum prison sentence of 20 years and companies could be fined up to approximately $13 million Australian dollars. This new law became effective July 1, 2020. The bill also introduced the requirement for statutory role holders to be employees of the coal mine operator entity with an 18-month transition period ending November 25, 2022.
Industrial Relations. A national industrial relations system, the Fair Work Act and National Employment Standards, administered by the federal government applies to all employers and employees. The matters regulated under the national system include general employment conditions, unfair dismissal, enterprise bargaining, bullying claims, industrial action and resolution of workplace disputes. Most of the hourly workers employed in the Company’s mines are also covered by the Black Coal Mining Industry Award and company specific enterprise agreements approved under the national system.
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
The National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015 outlines key elements of a responsible emitter’s duty to avoid an excess emissions situation and provides detail on how it can meet that requirement. The rule was amended between 2019 and 2021 to transition responsible emitters to new baseline setting arrangements. From the start of the 2020-21 compliance year, baselines must use prescribed production variables (an example being run of mine coal) and default emissions intensity values (being values set by the government to represent the industry average emissions intensity of production over five years) unless specific exemptions apply (such as a facility having site-specific values set).
On January 10, 2023, the Australian federal government released its Safeguard Mechanism Reforms Position Paper setting out the proposed changes to the emissions reduction regime. The reforms will commence on July 1, 2023 utilizing site specific baseline emissions as benchmarks for year-on-year improvement (proposed to be 4.9% each year to 2030) before transitioning to industry average emissions benchmarks by 2030. Proponents will earn tradeable credits (Safeguard Mechanism Credits) when emissions are below their baselines or can purchase credits to offset emissions. Access to existing Australian Carbon Credit Units will continue unchanged albeit with a price ceiling of $75 Australian dollars per tonne of CO2 in 2023-24, increasing with the Consumer Price Index plus 2% each year. After further consultation, the Australian government aims to finalize the legislative amendments to implement the Safeguard Mechanism reforms by April 2023. The potential impact of these reforms to Peabody’s Australian operations is under review.
Queensland Royalty. As part of the Queensland government’s 2019-20 budget, the government committed to freeze royalty rates on coal and minerals for three years, provided companies voluntarily contributed to a Resource Community Infrastructure Fund (the Fund) over this three-year period. The government contributed $30 million Australian dollars towards the Fund, with companies voluntarily contributing $70 million Australian dollars. Peabody’s contribution to the Fund was approximately $457,000 Australian dollars for the 2021-22 financial year, $522,000 Australian dollars for the 2020-21 financial year and $713,000 Australian dollars for the 2019-20 financial year.
On and from July 1, 2022, the Queensland government introduced three new royalty tiers for coal produced and sold from the state. The new tier rates are 20% for the portion of prices above $175 Australian dollars per tonne; 30% for the portion of prices above $225 Australian dollars per tonne; and a 40% tier for the portion of prices above $300 Australian dollars per tonne. Previously, the maximum royalty rate was 15% of the value of the coal sold above $150 Australian dollars per tonne. The change follows a three-year freeze on royalty rates for coal in the state. Through December 31, 2022, the Company paid additional royalties of $69.9 million Australian dollars as a result of the new rates. The increased rate structure may impact the Company’s future decisions about its Queensland operations.

Peabody Energy Corporation	2022 Form 10-K	23

New South Wales Royalty. In New South Wales, the royalty applicable to coal is charged as a percentage of the value of production (total revenue less allowable deductions). This is equal to 6.2% for deep underground mines (coal extracted at depths greater than 400 meters below ground surface), 7.2% for underground mines and 8.2% for open-cut mines.
Sydney Water Catchment Areas. In November 2017, the New South Wales government established an independent expert panel (Panel) to advise the Department of Planning and Environment (DPE) on the impact of underground mining activities in Sydney’s water catchment areas, including at the Company’s Metropolitan Mine. The Panel issued its final report in October 2019, which made findings and recommendations concerning mining activities and effects across the catchment as a whole.
In response to the Panel’s recommendations, in 2020 the DPE established an interagency taskforce to implement a detailed action plan which includes: ensuring there is a net gain for the metropolitan water supply by requiring more offsetting from mining companies; establishing a new independent expert panel (Independent Advisory Panel) to advise on future mining applications in the catchment; strengthening surface and groundwater monitoring; improving access to and transparency of environmental data; adopting a more stringent approach to the assessment and conditioning of future mining proposals to minimize subsidence impacts; reviewing and updating current and potential future water losses from mining in line with the best available science; introducing a licensing regime to properly account for any water losses; and undertaking further research into mine closure planning to reduce potential long-term impacts.
When requested by the DPE, the Independent Advisory Panel is available to provide informed technical advice to the DPE or the Independent Planning Commission in relation to development applications and post-approval matters relating to the assessment and management of subsidence impacts associated with underground mining across NSW, with a particular focus on risks to the quantity of water in the catchment. The Independent Advisory Panel is comprised of an independent chair and experts in the fields of mining engineering and subsidence, surface water, groundwater and swamp hydrology and ecology. Advice that may be provided by the Independent Advisory Panel may include, but is not confined to, risks to the total water quantity and holding capacity of surface and groundwater systems, including swamps and reservoirs, and the types and reliability of methodologies used to predict, monitor, assess and report on mining effects, impacts and consequences.
Risks Related to Global Climate Change
Peabody recognizes that climate change is occurring and that human activity, including the use of fossil fuels, contributes to GHG emissions. The Company’s largest contribution to GHG emissions occurs indirectly, through the coal used by its customers in the generation of electricity and the production of steel (Scope 3). To a lesser extent, the Company directly and indirectly contributes to GHG emissions from various aspects of its mining operations, including from the use of electrical power and combustible fuels, as well as from the fugitive methane emissions associated with coal mines and stockpiles (Scopes 1 and 2).
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
Management believes that the Company’s external communications, including environmental regulatory filings and public notices, U.S. Securities and Exchange Commission filings, its annual Environmental, Social and Governance (ESG) Report, its website and various other stakeholder-focused publications provide a comprehensive picture of the Company’s material risks and progress. All such communications are subject to oversight and review protocols established by Peabody’s board of directors and executive leadership team.
The Company faces risks from both the global transition to a net-zero emissions economy and the potential physical impacts of climate change. Such risks may involve financial, policy, legal, technological, reputational and other impacts as the Company meets various mitigation and adaptation requirements.

Peabody Energy Corporation	2022 Form 10-K	24

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
While the Company faces numerous risks associated with the transition to a net-zero emissions economy and the physical impacts of climate change, certain opportunities may also emerge, such as:
•Heightened emphasis among multiple stakeholders to develop high-efficiency, low-emissions (HELE) technologies and CCUS technologies;
•Increased steel demand related to construction and other infrastructure projects related to climate change concerns; and
•The relative expense and reliability of renewable energy sources compared to coal may encourage support for balanced-source energy policies and regulations.
Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to GHG emissions, including emissions of carbon dioxide from coal combustion by power plants. There have been significant developments in federal and state legislation and regulation and international accords regarding climate change. Such developments are described below in the section “Regulations Related to Global Climate Change” within this Item 1.
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

Peabody Energy Corporation	2022 Form 10-K	25

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
Regulations Related to Global Climate Change
In the U.S., Congress has considered legislation addressing global climate issues and GHG emissions, but to date, no new comprehensive, regulatory legislation has been signed into law. The U.S. Congress, however, has approved legislation, the Inflation Reduction Act of 2022, that will provide substantial tax incentives, grants and loan guarantees for energy infrastructure, solar panels, wind turbines, nuclear and geothermal energy, hydrogen projects and carbon capture and storage. While it is possible that the U.S. will adopt additional climate legislation in the future, the timing and specific requirements of any such legislation are uncertain.
The EPA has also undertaken several steps to regulate GHG emissions under existing law, primarily the CAA. In response to the 2007 U.S. Supreme Court ruling in Massachusetts v. EPA, the EPA commenced several rulemaking projects as described under “Regulatory Matters - U.S.” The EPA has indicated that it will continue these efforts and proceed with new regulations affecting GHG emissions from fossil fuel-fired electric generation, methane emissions from oil and gas production and carbon emissions from light and heavy-duty vehicles.
At the same time, a number of states in the U.S. have adopted programs to regulate GHG emissions. For example, 10 northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont) entered into the Regional Greenhouse Gas Initiative (RGGI) in 2005, and Pennsylvania joined in 2022. RGGI is a mandatory cap-and-trade program to cap regional carbon dioxide emissions from power plants. Six mid-western states (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) and one Canadian province have entered into the Midwestern Regional Greenhouse Gas Reduction Accord (MGGRA) to establish voluntary regional greenhouse gas reduction targets and develop a voluntary multi-sector cap-and-trade system to help meet the targets. It has been reported that, while the MGGRA has not been formally suspended, the participating states are no longer pursuing it. Seven western states (Arizona, California, Montana, New Mexico, Oregon, Utah and Washington) and four Canadian provinces entered into the Western Climate Initiative (WCI) in 2008 to establish a voluntary regional greenhouse gas reduction goal and develop market-based strategies to achieve emissions reductions. However, in November 2011, the WCI announced that six states had withdrawn from the WCI, leaving California and four Canadian provinces as the remaining members. Of those five jurisdictions, only California and Quebec have adopted greenhouse gas cap-and-trade regulations to date and both programs have begun operating. Many of the states and provinces that left WCI, RGGI and MGGRA, along with many that continue to participate, have joined the new North America 2050 initiative, which seeks to reduce GHG emissions and create economic opportunities in ways not limited to cap-and-trade programs.
Several other U.S. states have enacted legislation establishing GHG emissions reduction goals or requirements. In addition, several states have enacted legislation or have in effect regulations requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power or that provide financial incentives to electricity suppliers for using renewable energy sources. Some states have initiated public utility proceedings that may establish values for carbon emissions.
Increasingly, both foreign and domestic banks, insurance companies and large investors are curtailing or ending their financial relationships with fossil fuel-related companies. This has had adverse impacts on the liquidity and operations of coal producers.
Peabody participated in the Department of Energy’s Voluntary Reporting of Greenhouse Gases Program until its suspension in May 2011, and the Company regularly discloses information regarding its production-related emissions in its annual ESG Report. The vast majority of the Company’s emissions are generated by the operation of heavy machinery to extract and transport material at its mines and fugitive emissions from the extraction of coal.

Peabody Energy Corporation	2022 Form 10-K	26

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of GHG emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reductions contributions after the second commitment period ends in 2020 (the Paris Agreement). The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, including Australia, that account for at least 55% of global GHG emissions. On January 20, 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019.
In June 2022, the new Australian federal government announced plans to legislate for a 43% reduction in Australia’s GHG emissions by 2030 and to introduce changes by mid-2023 that will require heavy emitting companies producing more than 100,000 tonnes of carbon emissions annually to accelerate their emissions reduction activities. On September 13, 2022, the Australian government passed the Climate Change Act 2022 to set the GHG emissions reduction targets into law.
On January 10, 2023, the Australian federal government released its Safeguard Mechanism Reforms Position Paper setting out the proposed changes to the emissions reduction regime (legislated through the National Greenhouse and Energy Reporting Act 2007 (Cth)). Refer to the section “Regulatory Matters — Australia” within this Item 1 for discussion of the proposed reform.
Available Information
Peabody files or furnishes annual, quarterly and current reports (including any exhibits or amendments to those reports), proxy statements and other information with the SEC. These materials are available free of charge through the Company’s website (www.peabodyenergy.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information included on the Company’s website does not constitute part of this document. These materials may also be accessed through the SEC’s website (www.sec.gov).
In addition, copies of the Company’s filings will be made available, free of charge, upon request by telephone at (314) 342-7900 or by mail at: Peabody Energy Corporation, Peabody Plaza, 701 Market Street, St. Louis, Missouri 63101-1826, attention: Investor Relations.
Item 1A.    Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect the Company’s business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with the Company’s business. New factors may emerge or changes to these risks could occur that could materially affect its business.
Risks Associated with Peabody’s Operations
The Company’s profitability depends upon the prices it receives for its coal.
The Company operates in a competitive and highly regulated industry that has at times experienced strong headwinds. Current pricing levels of both seaborne and domestic coal products may not be sustainable in the future. Declines in coal prices could materially and adversely affect the Company’s operating results and profitability and the value of its coal reserves and resources.

Peabody Energy Corporation	2022 Form 10-K	27

Coal prices are dependent upon factors beyond the Company’s control, including:
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
•the demand for steel, which may lead to price fluctuations in the monthly and quarterly repricing of the Company’s metallurgical coal contracts;
•weather patterns, severe weather and natural disasters;
•regulatory, administrative and judicial decisions, including those affecting future mining permits and leases;
•competing technologies used to make steel, some of which do not use coal as a manufacturing input, such as electric arc furnaces; and
•technological developments, including those related to alternative energy sources, those intended to convert coal-to-liquids or gas and those aimed at capturing, using and storing carbon dioxide.
Thermal coal accounted for the majority of the Company’s coal sales by volume during 2022 and 2021, with the vast majority of these sales to electric power generators. The demand for coal consumed for electric power generation is affected by many of the factors described above, but primarily by (i) the overall demand for electricity; (ii) the availability, quality and price of competing fuels, such as natural gas, nuclear, fuel oil and alternative energy sources; (iii) utilization of all electricity generating units (whether using coal or not), including the relative cost of producing electricity from multiple fuels, including coal; (iv) stringent environmental and other governmental regulations; (v) other sociopolitical views on coal; and (vi) the coal inventories of utilities. Gas-fueled generation has displaced and could continue to displace coal-fueled generation (particularly from older, less efficient coal-fueled generation units) as current and potentially increasing regulatory costs and other factors impact the operating decisions of electric power generators. In addition, some electric power generators have made decisions to close coal-fueled generation units given ongoing pressure to shift away from coal generation. Many of the new power plants in the U.S. may be fueled by natural gas because gas-fired plants have been less expensive to construct, permits to construct these plants are easier to obtain based on emissions profiles and electric power generators may face public and governmental pressure to generate a larger portion of their electricity from natural gas-fueled units and alternative energy sources. Increasingly stringent regulations along with stagnant electricity demand in recent years have also reduced the number of new power plants being built. In recent years, these trends have reduced demand for the Company’s coal and the related prices. Lower demand for coal consumed by electric power generators could reduce the volume of thermal coal that the Company sells and the prices that it receives for the thermal coal, thereby reducing its revenue and adversely impacting its earnings and the value of its coal reserves and resources.
The Company produces metallurgical coal that is used in the global steel industry. Metallurgical coal accounted for approximately 32% and 22% of its revenue in 2022 and 2021, respectively. Changes in governmental policies and regulations and changes in the steel industry, including the demand for steel, could reduce the demand for the Company’s metallurgical coal. Lower demand for metallurgical coal in international markets could reduce the amount of metallurgical coal that the Company sells and the prices that it receives for the metallurgical coal, thereby reducing its revenue and adversely impacting its earnings and the value of its coal reserves and resources.
The balance between coal demand and supply, factoring in demand and supply of closely related and competing fuel sources, both domestically and internationally, could materially reduce coal prices and therefore materially reduce the Company’s revenue and profitability. The Company competes with other fuel sources used for electricity generation, such as natural gas, nuclear and renewables. The Company’s seaborne products compete with other producers as well as other fuel sources. Declines in the price of natural gas could cause demand for coal to decrease and adversely affect the price of coal. Sustained periods of low natural gas prices or low prices for other fuels may also cause utilities to phase out or close existing coal-fueled power plants or reduce construction of new coal-fueled power plants. In the U.S., no new coal-fueled power plants are being constructed or reopened after closure. These closures could have a material adverse effect on demand and prices for the Company’s coal, thereby reducing its revenue and materially and adversely affecting its business and results of operations.

Peabody Energy Corporation	2022 Form 10-K	28

If a substantial number of the Company’s long-term coal supply agreements, including those with its largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, its revenue and operating profits could suffer if the Company is unable to find alternate buyers willing to purchase its coal on comparable terms to those in its contracts.
Most of the Company’s sales are made under coal supply agreements, which are important to the stability and profitability of its operations. The execution of a satisfactory coal supply agreement is frequently the basis on which the Company undertakes the development of coal reserves and resources required to be supplied under the contract, particularly in the U.S. For the year ended December 31, 2022, the Company derived 28% of its revenue from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 16 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2023 to 2025.
Many of the Company’s coal supply agreements contain provisions that permit the parties to adjust the contract price upward or downward at specified times. The Company may adjust these contract prices based on inflation or deflation, price indices and/or changes in the factors affecting the cost of producing coal, such as taxes, fees, royalties and changes in the laws regulating the mining, production, sale or use of coal. In a limited number of contracts, failure of the parties to agree on a price under those provisions may allow either party to terminate the contract. The Company may experience reductions in coal prices in new long-term coal supply agreements replacing some of its expiring contracts. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or the customer during the duration of specified events beyond the control of the affected party. Some coal supply agreements allow customers to vary the volumes of coal that they are required to purchase during a particular period, and where coal supply agreements do not explicitly allow such variation, customers sometimes request that the Company amend the agreements to allow for such variation. Most of its coal supply agreements contain provisions requiring the Company to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, volatile matter, coking properties, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Moreover, some of these agreements allow the Company’s customers to terminate their contracts in the event of changes in regulations affecting the coal industry that restrict the use or type of coal permissible at the customer’s plant or increase the price of coal beyond specified limits.
On an ongoing basis, the Company discusses the extension of existing agreements or entering into new long-term agreements with various customers, but these negotiations may not be successful and these customers may not continue to purchase coal from the Company under long-term supply agreements.
The operating profits the Company realizes from coal sold under supply agreements depend on a variety of factors. In addition, price adjustment and other contract provisions may increase its exposure to short-term coal price volatility. If a substantial portion of the Company’s coal supply agreements were modified or terminated, it could be materially adversely affected to the extent that it is unable to find alternate buyers for its coal at the same level of profitability. Prices for coal vary by mining region and country. As a result, the Company cannot predict the future strength of the coal industry overall or by mining region and cannot provide assurance that it will be able to replace existing long-term coal supply agreements at the same prices or with similar profit margins when they expire. In addition, the Company’s revenue could be adversely affected by a decline in customer purchases (including contractually obligated purchases) due to lack of demand and oversupply, cost of competing fuels and environmental and other governmental regulations.

Peabody Energy Corporation	2022 Form 10-K	29

Risks inherent to mining could increase the cost of operating the Company’s business, and events and conditions that could occur during the course of its mining operations could have a material adverse impact on the Company.
The Company’s mining operations are subject to conditions that can impact the safety of its workforce, delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include:
•elevated gas levels;
•fires and explosions, including from methane gas or coal dust;
•accidental mine water discharges;
•weather, flooding and natural disasters;
•hazardous events such as roof falls and high wall or tailings dam failures;
•seismic activities, ground failures, rock bursts or structural cave-ins or slides;
•key equipment failures;
•supply chain constraints or unavailability of equipment or parts;
•variations in coal seam thickness, coal quality, the amount of rock and soil overlying coal deposits and geologic conditions impacting mine sequencing;
•delays in moving its longwall equipment;
•unexpected maintenance problems; and
•unforeseen delays in implementation of mining technologies that are new to its operations.
The Company maintains insurance policies that provide limited coverage for some of the risks referenced above, which may lessen the impact associated with these risks. However, there can be no assurance as to the amount or timing of recovery under its insurance policies in connection with losses associated with these risks.
The Company’s take-or-pay arrangements could unfavorably affect its profitability.
The Company has substantial take-or-pay arrangements with its port access and rail transportation providers, predominately in Australia, totaling $1.4 billion, with terms ranging up to 20 years, that commit the Company to pay a minimum amount for the delivery of coal even if those commitments go unused. The take-or-pay provisions in these contracts sometimes allow the Company to apply amounts paid for subsequent deliveries, but these provisions have limitations and the Company may not be able to apply all such amounts so paid in all cases. Also, the Company may not be able to utilize the amount of capacity for which it has previously paid. Additionally, the Company may continue to deliver coal during times when it might otherwise be optimal to suspend operations because these take-or-pay provisions effectively convert a variable cost of selling coal to a fixed operating cost.
The Company may not recover its investments in its mining, exploration and other assets, which may require the Company to recognize impairment charges related to those assets.
The value of the Company’s assets have from time to time been adversely affected by numerous uncertain factors, some of which are beyond its control, including unfavorable changes in the economic environments in which it operates; declining coal-fired electricity generation; lower-than-expected coal pricing; technical and geological operating difficulties; an inability to economically extract its coal reserves and resources; and unanticipated increases in operating costs. These factors may trigger the recognition of additional impairment charges in the future, which could have a substantial impact on the Company’s results of operations.
Because of the volatile and cyclical nature of coal markets, it is reasonably possible that the Company’s current estimates of projected future cash flows from its mining assets may change in the near term, which may result in the need for adjustments to the carrying value of its assets.
The Company’s ability to operate effectively could be impaired if it loses key personnel or fails to attract qualified personnel.
Peabody manages its business with a number of key personnel, the loss of whom could have a material adverse effect on the Company, absent the completion of an orderly transition. In addition, the Company believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel in tight labor markets, particularly personnel with mining experience. Peabody cannot provide assurance that key personnel will continue to be employed by the Company or that it will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

Peabody Energy Corporation	2022 Form 10-K	30

The Company could be negatively affected if it fails to maintain satisfactory labor relations.
As of December 31, 2022, the Company had approximately 5,500 employees (excluding employees that were employed at operations classified as discontinued), which included approximately 4,300 hourly employees. The Company is party to labor agreements with various labor unions that represent certain of its employees. Such labor agreements are negotiated periodically, and, therefore, the Company is subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. Approximately 34% of its hourly employees were represented by organized labor unions and generated approximately 16% of its coal production for the year ended December 31, 2022. Relations with its employees and, where applicable, organized labor are important to the Company’s success. If some or all of its current non-union operations were to become unionized, the Company could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if the Company fails to maintain good relations or successfully negotiate contracts with its employees who are represented by unions, the Company could potentially experience labor disputes, strikes, work stoppages, slowdowns or other disruptions in production that could negatively impact its profitability.
The Company could be adversely affected if it fails to appropriately provide financial assurances for its obligations.
U.S. federal and state laws and Australian laws require the Company to provide financial assurances related to requirements to reclaim lands used for mining; to pay federal and state workers’ compensation, such as black lung liabilities; to provide financial assurances for coal lease obligations; and to satisfy other miscellaneous obligations. The primary methods the Company uses to meet those obligations are to provide a third-party surety bond or a letter of credit. As of December 31, 2022, the Company had $1,376.8 million of outstanding surety bonds and $569.6 million of letters of credit with third parties in order to provide required financial assurances for post-mining reclamation, workers’ compensation and other insurance obligations, coal lease-related and other obligations and performance guarantees, in addition to collateral for sureties.
The Company’s financial assurance obligations may increase or become more costly due to a number of factors, and surety bonds and letters of credit may not be available to the Company, particularly in light of some banks and insurance companies’ announced unwillingness to support thermal coal producers and other fossil fuel companies. Alternative forms of financial assurance such as self-bonding have been severely restricted or terminated in most of the regions where its mines reside. The Company’s failure to retain, or inability to obtain, surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, could have a material adverse effect on it. That failure could result from a variety of factors including:
•lack of availability, higher expense or unfavorable market terms of new surety bonds, bank guarantees or letters of credit;
•inability to provide or fund collateral for current and future third-party issuers of surety bonds, bank guarantees or letters of credit; and
•lack of available fronting banks in certain countries where the Company must provide financial assurances but its primary surety providers are not licensed or admitted.
As further described in “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in November 2020, the Company entered into a surety transaction support agreement with the providers of its surety bond portfolio. The Company’s failure to provide adequate collateral, or abide by other terms in the agreement, could invalidate the agreement and materially and adversely affect its business and results of operations.
The Company’s failure to maintain adequate bonding would invalidate its mining permits and prevent mining operations from continuing, which could result in its inability to continue as a going concern.

Peabody Energy Corporation	2022 Form 10-K	31

The Company’s mining operations are extensively regulated, which imposes significant costs on it, and future regulations and developments could increase those costs or limit its ability to produce coal.
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
Regulatory agencies have the authority under certain circumstances following significant health and safety incidents to order a mine to be temporarily or permanently closed. In the event that such agencies ordered the closing of one of the Company’s mines, its production and sale of coal would be disrupted and it may be required to incur cash outlays to re-open the mine. Any of these actions could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
New legislation, regulations or orders related to the environment or employee health and safety may be adopted and may materially adversely affect the Company’s mining operations, its cost structure or its customers’ ability to use coal. New legislation or administrative regulations (or new interpretations by the relevant government of existing laws, regulations and approvals), including proposals related to the protection of the environment or the reduction of greenhouse gas emissions that would further regulate and tax the coal industry, may also require the Company or its customers to change operations significantly or incur increased costs. Some of the Company’s coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on the Company’s financial condition and results of operations.
For additional information about the various regulations affecting the Company, see the sections entitled “Regulatory Matters —U.S.” and “Regulatory Matters — Australia.”
The Company’s operations may impact the environment or cause exposure to hazardous substances, and its properties may have environmental contamination, which could result in material liabilities to the Company.
The Company’s operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. A number of laws, including CERCLA and RCRA in the U.S. and similar laws in other countries where the Company operates, impose liability relating to contamination by hazardous substances. Such liability may involve the costs of investigating or remediating contamination and damages to natural resources, as well as claims seeking to recover for property damage or personal injury caused by hazardous substances. Such liability may arise from conditions at formerly, as well as currently, owned or operated properties, and at properties to which hazardous substances have been sent for treatment, disposal or other handling. Liability under RCRA, CERCLA and similar state statutes is without regard to fault, and typically is joint and several, meaning that a person may be held responsible for more than its share, or even all, of the liability involved.

Peabody Energy Corporation	2022 Form 10-K	32

The Company may be unable to obtain, renew or maintain permits necessary for its operations, or the Company may be unable to obtain, renew or maintain such permits without conditions on the manner in which it runs its operations, which would reduce its production, cash flows and profitability.
Numerous governmental permits and approvals are required for mining operations. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical. As part of this permitting process, when the Company applies for permits and approvals, it is required to prepare and present to governmental authorities data pertaining to the potential impact or effect that any proposed exploration for or production of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals (including modifications and renewals of certain permits and approvals) and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or the performance of mining activities. In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups.
Additionally, the Company’s operations may be affected by sites within or near mining areas that have cultural heritage significance to indigenous peoples, and its mining permits may be rescinded or modified, or its mining plans may be voluntarily adjusted, to mitigate against adverse impacts to such sites.
The costs, liabilities and requirements associated with these permitting requirements and any related opposition may be extensive and time-consuming and may delay commencement or continuation of exploration or production which would adversely affect the Company’s coal production, cash flows and profitability. Further, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict the Company’s ability to efficiently and economically conduct its mining activities, any of which would materially reduce its production, cash flows and profitability.
Concerns about the impacts of coal combustion on global climate are increasingly leading to conditions that have affected and could continue to affect demand for the Company’s products or its securities and its ability to produce, including increased governmental regulation of coal combustion and unfavorable investment decisions by electricity generators.
Global climate issues continue to attract public and scientific attention. Numerous reports, including the Fourth and the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of greenhouse gases, including emissions of carbon dioxide from coal combustion by power plants.
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

Peabody Energy Corporation	2022 Form 10-K	33

Numerous activist groups are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, domestically and internationally, thereby further reducing the demand and pricing for coal, and potentially materially and adversely impacting the Company’s future financial results, liquidity and growth prospects.
Several non-governmental organizations have undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation in the U.S. and across the globe. In an effort to stop or delay coal mining activities, activist groups have brought lawsuits challenging the issuance of individual coal leases and challenging the federal coal leasing program more broadly. Other lawsuits challenge historical and pending regulatory approvals, permits and processes that are necessary to conduct coal mining operations or to operate coal-fueled power plants, including so-called “sue and settle” lawsuits where regulatory authorities in the past have reached private agreements with environmental activists that often involve additional regulatory restrictions or processes being implemented without formal rulemaking.
The effect of these and other similar developments has made it more costly and difficult to maintain the Company’s business. These cost increases and/or substantial or extended declines in the prices the Company receives for its coal due to these or other factors could reduce its revenue and profitability, cash flows, liquidity, and value of its coal reserves and resources, and could result in material losses.
The Company’s trading and hedging activities do not cover certain risks and may expose it to earnings volatility and other risks.
In addition to coal price volatility, the Company is currently subject to price volatility on diesel fuel utilized in its mining operations and the Australian dollar. The Company has entered into certain hedging arrangements to address these risks, and may continue in the future to enter into hedging arrangements, including economic hedging arrangements, to manage these risks or other exposures. Since the Company’s existing hedging arrangements do not receive cash flow hedge accounting treatment, all changes in fair value are reflected in current earnings.
Some of these hedging arrangements may require the Company to post margin based on the value of the related instruments and other credit factors. If the fair value of its hedge portfolio moves significantly, or if laws, regulations or exchange rules are passed requiring all hedge arrangements to be exchange-traded or exchange-cleared, the Company could be required to post additional margin, which could negatively impact its liquidity.
If the assumptions underlying the Company’s asset retirement obligations for reclamation and mine closures are materially inaccurate, its costs could be significantly greater than anticipated.
The Company’s asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with federal and state reclamation laws in the U.S. and Australia as defined by each mining permit. These obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, which is driven by the estimated economic life of the mine and the applicable reclamation laws. These cash flows are discounted using a credit-adjusted, risk-free rate. The Company’s management and engineers periodically review these estimates. If its assumptions do not materialize as expected, actual cash expenditures and costs that the Company incurs could be materially different than currently estimated. Moreover, regulatory changes could increase the Company’s obligation to perform reclamation, mine closing and post-closure activities. The resulting estimated asset retirement obligation could change significantly if actual amounts change significantly from its assumptions, which could have a material adverse effect on its results of operations and financial condition.
The Company’s future success depends upon its ability to continue acquiring and developing coal reserves and resources that are economically recoverable.
The Company’s recoverable reserves and resources decline as it produces coal. The Company has not yet applied for the permits required or developed the mines necessary to use all of its reserves and resources. Moreover, the amount of coal reserves and resources described in Part I, Item 2. “Properties” involves the use of certain estimates and those estimates could be inaccurate. Actual production, revenue and expenditures with respect to its coal reserves and resources may vary materially from estimates.

Peabody Energy Corporation	2022 Form 10-K	34

The Company’s future success depends upon it conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves and resources. The Company’s current strategy includes increasing its reserves and resources through acquisitions of government and other leases and producing properties and continuing to use its existing properties and infrastructure. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of the Company’s reserves and resources, potentially creating conflicting interests between it and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing the Company’s coal reserves and resources. These lessees may also seek damages from the Company based on claims that its coal mining operations impair their interests. Additionally, the U.S. federal government limits the amount of federal land that may be leased by any company to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2022, the Company leased a total of 44,287 acres from the federal government subject to those limitations.
The Company’s planned mine development projects and acquisition activities may not result in significant additional reserves and resources, and it may not have success developing additional mines. Most of its mining operations are conducted on properties owned or leased by the Company. Its right to mine some of its reserves and resources may be materially adversely affected if defects in title or boundaries exist. In order to conduct its mining operations on properties where these defects exist, the Company may incur unanticipated costs. In addition, in order to develop its reserves and resources, the Company must also own the rights to the related surface property and receive various governmental permits. The Company cannot predict whether it will continue to receive the permits or appropriate land access necessary for it to operate profitably in the future. The Company may not be able to negotiate or secure new leases from the government or from private parties, obtain mining contracts for properties containing additional reserves and resources or maintain its leasehold interest in properties on which mining operations have not commenced or have not met minimum quantity or product royalty requirements. From time to time, the Company has experienced litigation with lessors of its coal properties and with royalty holders. In addition, from time to time, its permit applications and federal and state coal leases have been challenged, causing production delays.
To the extent that the Company’s existing sources of liquidity are not sufficient to fund its planned mine development projects or reserve and resource acquisition activities, it may require access to capital markets, which may not be available to it or, if available, may not be available on satisfactory terms. If the Company is unable to fund these activities, it may not be able to maintain or increase its existing production rates and could be forced to change its business strategy, which could have a material adverse effect on its financial condition, results of operations and cash flows.
The Company faces numerous uncertainties in estimating its coal reserves and resources and inaccuracies in its estimates could result in lower than expected revenue, higher than expected costs and decreased profitability.
Coal is economically recoverable when the price at which the Company’s coal can be sold exceeds the costs and expenses of mining and selling the coal. The costs and expenses of mining and selling the coal are determined on a mine-by-mine basis, and as a result, the price at which its coal is economically recoverable varies based on the mine. Forecasts of the Company’s future performance are based on, among other things, estimates of its recoverable coal reserves and resources. The Company bases its reserve and resource information on engineering, economic and geological data assembled and analyzed by its staff and third parties, which includes various engineers and geologists. The Company's estimates are also subject to SEC regulations regarding classification of reserves and resources, including subpart 1300 of Regulation S-K. The reserve and resource estimates as to both quantity and quality are updated from time to time to reflect production of coal from the reserves and resources and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves and resources, including many factors beyond the Company’s control.
Estimates of economically recoverable coal reserves and resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:
•geologic and mining conditions, which may not be fully identified by available exploration data and may differ from the Company’s experience in areas it currently mines;
•demand for coal;
•current and future market prices for coal, contractual arrangements, operating costs and capital expenditures;
•severance and excise taxes, royalties and development and reclamation costs;
•future mining technology improvements;
•the effects of regulation by governmental agencies;
•the ability to obtain, maintain and renew all required permits;
•employee health and safety; and
•historical production from the area compared with production from other producing areas.

Peabody Energy Corporation	2022 Form 10-K	35

The conversion of reported mineral resources to mineral reserves should not be assumed, and the reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed. As such, actual coal tonnage recovered from identified reserve and resource areas or properties and revenue and expenditures with respect to the Company’s reserves and resources may vary materially from estimates. Thus, these estimates may not accurately reflect its actual reserves and resources. Any material inaccuracy in the Company’s estimates related to its reserves and resources could result in lower than expected revenue, higher than expected costs or decreased profitability which could materially and adversely affect its business, results of operations, financial position and cash flows.
Joint ventures, partnerships or non-managed operations may not be successful and may not comply with the Company’s operating standards.
The Company participates in several joint venture and partnership arrangements and may enter into others, all of which necessarily involve risk. Whether or not the Company holds majority interests or maintains operational control in its joint ventures, its partners may, among other things, (1) have economic or business interests or goals that are inconsistent with, or opposed to, the Company’s; (2) seek to block actions that the Company believes are in its or the joint venture’s best interests; or (3) be unable or unwilling to fulfill their obligations under the joint venture or other agreements, such as contributing capital, each of which may adversely impact the Company’s results of operations and its liquidity or impair its ability to recover its investments.
Where the Company’s joint ventures are jointly controlled or not managed by it, the Company may provide expertise and advice but have limited control over compliance with its operational standards. The Company also utilizes contractors across its mining platform, and may be similarly limited in its ability to control their operational practices. Failure by non-controlled joint venture partners or contractors to adhere to operational standards that are equivalent to the Company’s could unfavorably affect safety results, operating costs and productivity and adversely impact its results of operations and reputation.
The Company’s expenditures for postretirement benefit obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company pays postretirement health and life insurance benefits to eligible retirees. Its total accumulated postretirement benefit obligation related to such benefits was a liability of $172.5 million as of December 31, 2022, of which $16.0 million was classified as a current liability.
These liabilities are actuarially determined. The Company uses various actuarial assumptions, including the discount rate, future cost trends, mortality tables, demographic assumptions and expected rates of return on plan assets to estimate the costs and obligations for these items. Its discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service its liabilities. A decrease in the discount rate used to determine its postretirement benefit and defined benefit pension obligations could result in an increase in the valuation of these obligations, thereby increasing the cost in subsequent fiscal years. The Company has made assumptions related to future trends for medical care costs in the estimates of retiree health care obligations. Its medical trend assumption is developed by annually examining the historical trend of its cost per claim data. If the Company’s assumptions do not materialize as expected, actual cash expenditures and costs that it incurs could differ materially from its current estimates. Moreover, regulatory changes or changes in healthcare benefits provided by the government could increase its obligation to satisfy these or additional obligations. The Company develops its actuarial determinations of liabilities using actuarial mortality tables it believes best fit its population’s actual results. In deciding which mortality tables to use, the Company periodically reviews its population’s actual mortality experience and evaluates results against its current assumptions as well as consider recent mortality tables published by the Society of Actuaries Retirement Plans Experience Committee in order to select mortality tables for use in its year end valuations. If the Company’s mortality tables do not anticipate its population’s mortality experience as accurately as expected, actual cash expenditures and costs that the Company incurs could differ materially from its current estimates. Additionally, the Company’s reported defined benefit pension funding status may be affected, and it may be required to increase employer contributions, due to increases in its defined benefit pension obligation or poor financial performance in asset markets in future years.
Inflation could result in higher costs and decreased profitability
Recent inflation, increasing the cost of materials, labor, equipment, freight, fuel and other cost categories, has adversely impacted the Company and could be a sustained trend. The Company’s efforts to recover inflation-based cost increases from its customers may be hampered as a result of the structure of its contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which the Company operates. Accordingly, substantial inflation may result in a material adverse impact on the Company’s costs, profitability and financial results.
During the year ended December 31, 2022, the Company estimates that the impact of inflation increased operating costs and expenses by approximately $230 million over the prior year.

Peabody Energy Corporation	2022 Form 10-K	36

The Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemic or other widespread illnesses and the related effects on public health.
The Company’s operations are susceptible to widespread outbreaks of illness or other public health issues, such as the global coronavirus (COVID-19) pandemic. Pandemic illnesses could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects, including its ability to comply with restrictions and covenants under its debt and surety bonding obligations.
Governmental mandates and the Company’s efforts to act in the best interests of its employees, customers, suppliers, vendors and joint venture and other business partners, could affect its business and operations, causing the Company to modify a number of its normal business practices. Governmental mandates could require forced shutdowns of its mines and other facilities for extended or indefinite periods and widespread outbreaks in locations significant to its operations could adversely affect its workforce, resulting in serious health issues and absenteeism. In addition, pandemic illnesses could cause supply chain and distribution channels to be interrupted, slowed or rendered inoperable. If the Company’s operations were curtailed, it may need to seek alternate sources of supply for commodities, services and labor, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to its customers. Further, if the Company’s customers’ businesses were similarly affected, they might delay, reduce or cancel purchases from the Company. Adverse changes in the general domestic and global economic conditions and disrupted domestic and international credit markets, could negatively affect its customers’ ability to pay the Company as well as its ability to access capital that could negatively affect its liquidity.
Despite its efforts to manage these potential impacts, their ultimate impact would also depend on factors beyond the Company’s knowledge or control, including the duration and severity of the pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects. The Company could also face disruption to supply chain and distribution channels, potentially increasing costs of production, storage and distribution, and potential adverse effects to its workforce, each of which could have a material adverse effect on its business, financial condition, results of operations and prospects.
Peabody is exposed to risks associated with political or international conflicts such as the ongoing conflict between Russia and Ukraine.
Political or international conflicts can result in worldwide geopolitical and macroeconomic uncertainty, as has been the case with the ongoing conflict between Russia and Ukraine. The Company is unable to predict the ultimate impacts related to such conflicts. If a conflict continues for a significant time or expands to other countries, it could have adverse effects on macroeconomic conditions, including but not limited to, turbulent coal pricing and trade flow disruptions resulting from sanctions imposed on coal imports; supply chain disruptions; increased costs; and decreased business spending. Furthermore, political or international conflicts could give rise to disruptions to Peabody or its business partners’ global technology infrastructure, including through cyber attack or cyber intrusion; adverse changes in international trade policies and relations; regulatory enforcement; Peabody’s ability to implement and execute its business strategy; terrorist activities; Peabody’s exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.
Peabody could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks if it sustains cyber attacks or other security breaches that disrupt its operations or result in the dissemination of proprietary or confidential information about the Company, its customers or other third-parties.
Peabody has implemented security protocols and systems with the intent of maintaining the physical security of its operations and protecting the Company’s and its counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, the Company may be subject to security breaches which could result in unauthorized access to its facilities or the information it is trying to protect. Unauthorized physical access to one of the Company’s facilities or electronic access to its information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to its operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on the Company’s results of operations, financial condition or cash flows.

Peabody Energy Corporation	2022 Form 10-K	37

The Company is subject to various general operating risks which may be fully or partially outside of its control.
The Company’s results of operations, financial position or cash flows could be adversely impacted by various general operating risks which may be fully or partially outside of its control. Such risks stem from internal and external sources and include:
•global economic recessions and/or credit market disruptions;
•deterioration of the creditworthiness of its customers or counterparties to financial instruments, and their ability to perform under contracts;
•inability of suppliers and other counterparties, including those related to transportation, contract mining, service provision, and coal trading and brokerage, to fulfil the terms of their contracts with the Company;
•decreases in the availability or increases in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
•disruption to, or increased costs within, the transportation chain for coal, including rail, barge, trucking, overland conveyor, ports and ocean-going vessels;
•new or increased forms of taxation imposed by federal, state, provincial or local governmental authorities, including production taxes, sales-related taxes, royalties, environmental taxes, mining profits taxes and income taxes; and
•uncertainties associated with the Company’s global operating platform, including country and political risks, international regulatory requirements, and foreign currency rates.
Risks Related to Peabody’s Capital Structure
The terms of the agreements and instruments governing the Company’s debt and surety bonding obligations impose restrictions that may limit its operating and financial flexibility.
The agreements governing the Company’s debt and surety bonding obligations contain certain restrictions and covenants which restrict its ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person and other restrictions, all of which could adversely affect the Company’s ability to operate its business, as well as significantly affect its liquidity, and therefore could adversely affect its results of operations.
These restrictions and covenants limit, among other things, the Company’s ability to:
•incur additional indebtedness;
•pay dividends on or make distributions in respect of stock or make certain other restricted payments, such as share repurchases;
•make capital or other investments;
•enter into agreements that restrict distributions from certain subsidiaries;
•sell or otherwise dispose of assets;
•use for general purposes the cash received from certain allowable asset sales or disposals;
•enter into transactions with affiliates;
•create or incur liens;
•merge, consolidate or sell all or substantially all of its assets; and
•receive dividends or other payments from subsidiaries in certain cases.
The Company’s ability to comply with these restrictions or covenants may be affected by events beyond its control and the Company may need to refinance existing debt in the future. A breach of any of these restrictions or covenants together with the expiration of any cure period, if applicable, could result in a default. If any such default occurs, subject to applicable grace periods, the holders of the Company’s indebtedness may elect to declare such indebtedness, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. If such obligations were to be accelerated, the Company’s financial resources may be insufficient to repay the debt and any other obligations becoming due in full as a result of certain cross default provisions.
If the Company experiences a default under the terms of its debt or surety bonding obligations for any reason, its business, financial condition and results of operations could be materially and adversely affected. In addition, complying with such terms may make it more difficult for the Company to successfully execute its business strategy and compete against companies who are not subject to such restrictions.

Peabody Energy Corporation	2022 Form 10-K	38

The number and quantity of viable financing and insurance alternatives available to the Company may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around its efforts with respect to environmental and social matters and related governance considerations could harm the perception of the Company by a significant number of investors or result in the exclusion of its securities from consideration by those investors.
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
These efforts may have adverse consequences, including, but not limited to:
•restricting the Company’s ability to access capital and financial markets in the future;
•reducing the demand and price for its equity securities;
•increasing the cost of borrowing;
•causing a decline in the Company’s credit ratings;
•reducing the availability, and/or increasing the cost of, third-party insurance;
•increasing the Company’s retention of risk through self-insurance;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
•limiting the Company’s flexibility in business development activities such as mergers, acquisitions and divestitures.
Risks Related to Ownership of Peabody’s Securities
The price of Peabody’s securities may be volatile.
The price of Peabody’s common stock (Common Stock) may fluctuate due to a variety of market and industry factors that may materially reduce the market price of its Common Stock regardless of its operating performance, including, among others:
•actual or anticipated fluctuations in Peabody’s quarterly and annual results and those of other public companies in its industry;
•industry cycles and trends;
•mergers and strategic alliances in the coal industry;
•changes in government regulation;
•potential or actual military conflicts or acts of terrorism;
•the failure of securities analysts to publish research about Peabody or to accurately predict the results it actually achieves;
•changes in accounting principles;
•announcements concerning Peabody or its competitors;
•the purchase and sale of shares of its Common Stock by significant shareholders;
•lack of or excess of trading liquidity; and
•the general volatility of securities markets.
As a result of all of these factors, investors in Peabody’s Common Stock may not be able to resell their stock at or above the price they paid or at all. Further, Peabody could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on its results of operation.

Peabody Energy Corporation	2022 Form 10-K	39

Peabody’s Common Stock is subject to dilution and may be subject to further dilution in the future.
Peabody’s Common Stock is subject to dilution from its convertible senior debt and its long-term incentive plan. In addition, Peabody may continue issuing equity securities in connection with future investments, acquisitions or capital raising transactions. Such issuances or grants could constitute a significant portion of the then-outstanding Common Stock, which may result in significant dilution in ownership of Common Stock.
There may be circumstances in which the interests of a significant stockholder could be in conflict with other stakeholders’ interests.
Circumstances may arise in which the interests of a significant stockholder may be in conflict with the interests of the Company’s other stakeholders. A significant stockholder may exert substantial influence over the Company to cause the Company to take action that aligns with their interests, for example, to pursue or prevent acquisitions, divestitures or other transactions, including the issuance or repurchase of additional shares or debt, that, in its judgment, could enhance its investment in Peabody or another company in which it invests. Such transactions may advance the interests of the significant stockholder and not necessarily those of other stakeholders, which might adversely affect Peabody or other holders of its Common Stock or debt instruments.
The future payment of dividends on Peabody’s stock or future repurchases of its stock is dependent on a number of factors and cannot be assured.
As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” restrictive covenants in the Company’s credit and surety agreements limit its ability to pay cash dividends and repurchase shares. Such restrictions may negatively impact the trading price of the Common Stock. The payment of future cash dividends and future repurchases will depend upon these restrictions, as well as Peabody’s earnings, economic conditions, liquidity and capital requirements, and other factors, including its leverage and other financial ratios. Accordingly, the Company cannot make any assurance that future dividends will be paid or future repurchases will be made.
General Risk Factors
The Company may not be able to fully utilize its deferred tax assets.
The Company is subject to income and other taxes in the U.S. and numerous foreign jurisdictions, most significantly Australia. As of December 31, 2022, the Company had gross deferred income tax assets, including net operating loss (NOL) carryforwards, and liabilities of $1,587.0 million and $81.7 million, respectively, as described further in Note 8. “Income Taxes” to the accompanying consolidated financial statements. At that date, the Company also had recorded a valuation allowance of $1,451.0 million.
The Company’s ability to use its U.S. NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.
Although the Company may be able to utilize some or all of those deferred tax assets in the future if it has income of the appropriate character in those jurisdictions (subject to loss carryforward and tax credit expiry, in certain cases), there is no assurance that it will be able to do so. Further, the Company is presently unable to record tax benefits on future losses in the U.S. until such time as sufficient income is generated by its operations in those jurisdictions to support the realization of the related net deferred tax asset positions. The Company’s results of operations, financial condition and cash flows may adversely be affected in future periods by these limitations.

Peabody Energy Corporation	2022 Form 10-K	40

Acquisitions and divestitures are a potentially important part of the Company’s long-term strategy, subject to its investment criteria, and involve a number of risks, any of which could cause the Company not to realize the anticipated benefits.
The Company may engage in acquisition or divestiture activity based on its set of investment criteria to produce outcomes that increase shareholder value or provide potential strategic benefits. If the Company fails to accurately estimate the future results and value of an acquired or divested business or assets and the related risk associated with such a transaction, or are unable to successfully integrate the businesses or assets it acquires, its business, financial condition or results of operations could be negatively affected. Moreover, any transactions the Company pursues could materially impact its liquidity and an acquisition could increase capital resource needs and may require it to incur indebtedness, seek equity capital or both. The Company may not be able to satisfy these liquidity and capital resource needs on acceptable terms or at all. In addition, future acquisitions could result in its assuming significant long-term liabilities, including potentially unknown liabilities, relative to the value of the acquisitions.
Peabody’s certificate of incorporation and by-laws include provisions that may discourage a takeover attempt.
Provisions contained in Peabody’s certificate of incorporation and by-laws and Delaware law could make it more difficult for a third-party to acquire it, even if doing so might be beneficial to its stockholders. Provisions of Peabody’s by-laws and certificate of incorporation impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. These provisions could limit the price that certain investors might be willing to pay in the future for shares of its Common Stock and may have the effect of delaying or preventing a change in control.
Diversity in interpretation and application of accounting literature in the mining industry may impact the Company’s reported financial results.
The mining industry has limited industry-specific accounting literature and, as a result, the Company understands diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, the Company may need to restate its reported results if the resulting interpretations differ from its current accounting practices. Refer to Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a summary of the Company’s significant accounting policies.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Coal Reserves and Resources
Information concerning the Company’s mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to the Company for the year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires disclosure of mineral resources, in addition to mineral reserves, both in the aggregate and for each of the Company’s individually material mining properties. The Company’s coal reserves and resources are estimated by individuals deemed Qualified Persons (QP) according to the standards set forth in subpart 1300 of Regulation S-K.
Mineral resources and reserves are defined in subpart 1300 of Regulation S-K as follows:
•Mineral resource. A concentration or occurrence of material of economic interest in or on the earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
•Mineral reserve. An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of a QP, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
Under subpart 1300 of Regulation S-K, mineral resources may not be classified as mineral reserves unless the determination has been made by a QP that such mineral resources can be the basis of an economically viable project. The conversion of reported mineral resources to mineral reserves should not be assumed.

Peabody Energy Corporation	2022 Form 10-K	41

Coal resources are estimated from geological models constructed from an extensive historical database of drill holes and the Company’s ongoing drilling program. Data from individual drill holes is compiled in a computerized drill-hole database, including the depth, thickness and, where core drilling is used, the quality of the coal observed. For coal deposits, the density of a drill pattern is one of the important factors which determine whether the related coal will be classified as measured, indicated, or inferred.
Mineral resource classifications are differentiated under subpart 1300 of Regulation S-K, in part, as follows:
•Measured resource. That part of a mineral resource with the highest level of geological confidence; quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit.
•Indicated resource. That part of a mineral resource with a level of geological confidence between that of measured and inferred resources; quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit.
•Inferred resource. That part of a mineral resource with the lowest level of geological confidence; quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability.
The geological confidence surrounding resource classification is first determined by a drill hole spacing analysis performed by a QP using geostatistical techniques. A QP may also use qualitative analysis to determine the geologic confidence based on historical experience with a specific coal deposit. Resources are further evaluated using a set of structure and quality parameters to determine the reasonable prospects for economic extraction. The structure parameters include coal thickness, depth, dipping angle, and strip ratio, among others. The quality parameters include ash and sulfur content, yield, and heat value, among others. Each coal deposit is different with respect to geology, potential mining methods, logistics, and markets. The cut-off criteria of those structure and quality parameters are different for each deposit, and a QP generally forms those criteria based upon experience with the Company’s existing mining operations or adjacent operations with similar geological conditions. Other factors, such as coal control, or surface and underground obstacles are also considered in connection with resource estimates. The reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed.
The economically mineable part of a measured coal resource is considered a proven coal reserve and has the highest degree of assurance of economic viability. The economically mineable part of indicated, and sometimes measured, coal resources are considered probable coal reserves and have a moderate degree of assurance of economic viability.
For each mine or future mine, the Company develops Life-of-Mine (LOM) plans which employ a market-driven, risk-adjusted capital allocation process to guide long-term mine planning of active operations and development projects. QPs rely on LOM planning as an integral process for coal reserve and resource estimates. The LOM plans consider dilution and losses during mining and processing as recoverability factors to estimate saleable coal. The LOM plans are developed in consideration of market demands and operational constraints. The LOM plans project, among other things, annual quantities and qualities for each coal product. The saleable product mix for a mine may include multiple thermal and metallurgical products with different targeted qualities and sales prices. The expected volumes for each mine and product, as well as annual pricing forecasts for each product, developed as described below, and related cost forecasts, developed as described below, are then evaluated to determine the economically viable coal in the LOM plans. Other factors impacting the assessment include geological conditions, production expectations for certain areas, the effects of regulation and taxes by governmental agencies, future price and operating cost assumptions and adverse changes in market conditions and mine closure activities.
The Company periodically reviews and updates coal reserve and resource estimates to reflect the production of coal, new drill hole data, the effects of mining activities, analysis of new engineering and geological data, changes in property control, modification of mining methods and other factors.
Mineral Rights
The Company controls coal rights through direct ownership and numerous lease agreements with government or private parties. The majority of the Company’s coal reserves and resources are controlled through lease agreements with the U.S. and Australian governments. In addition, surface rights are required to conduct certain mining-related activities. The Company holds the majority of the required surface rights to meet mid- to long-term production requirements. The additional surface rights to meet long-term production requirements are expected to be acquired as needed.

Peabody Energy Corporation	2022 Form 10-K	42

The Company is party to numerous U.S. federal coal leases that are administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover Peabody’s principal reserves in the Powder River Basin and other reserves and resources in Alabama, Colorado and New Mexico. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The U.S. Bureau of Land Management (BLM) has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents on surface land under federal coal leases are now set at $3.00 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The U.S. federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2022, the Company leased 1,610 acres of federal land in Alabama, 3,480 acres in Colorado, 282 acres in New Mexico and 38,915 acres in Wyoming, for a total of 44,287 acres nationwide subject to those limitations. The Company also lease coal-mining properties from various state governments in the U.S.
Private U.S. coal leases normally have terms of between 10 and 20 years and usually give the Company the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of mineable and merchantable coal contained on the relevant site. These private U.S. leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales price. Many private U.S. leases also require payment of a lease bonus or minimum royalty, payable either at the time of execution of the lease or in periodic installments. The terms of private U.S. leases are normally extended by active production at or near the end of the lease term. Private U.S. leases containing undeveloped coal properties may expire or these leases may be renewed periodically.
Mining and exploration in Australia are generally carried out under leases or licenses granted by state governments. Mining leases are typically for an initial term of up to 21 years (but which may be renewed) and contain conditions relating to such matters as minimum annual expenditures, restoration and rehabilitation. Royalties are paid to the state government as a percentage of the sales price. Generally, landowners do not own the mineral rights or have the ability to grant rights to mine those minerals. These rights are retained by state governments. Compensation is payable to landowners for loss of access to the land, and the amount of compensation can be determined by agreement or court process. Surface rights are typically acquired directly from landowners through agreement or court determination, subject to some exceptions.
Pricing
The pricing information used in support of the Company’s reserve and resource estimates include internal, proprietary price forecasts and existing contract economics, in each case on a mine-by-mine and product-by-product basis. In general, price forecasts are based on a thorough analytical process utilizing detailed supply and demand models, global economic indicators, projected foreign exchange rates, analyses of price relationships among various commodities, competing fuels analyses, projected supply and demand fundamentals for steel production and electricity generation, analyses of supplier costs and other variables. Price forecasts, supply and demand models and other key assumptions and analyses are stress-tested against independent third-party research (not commissioned by the Company) to confirm the conclusions reached through analytical processes, and that price forecasts fall within the ranges of the projections included in this third-party research. The development of the analyses, price forecasts, supply and demand models and related assumptions are subject to multiple levels of management review.
Below is a description of some of the specific factors that the Company evaluates in developing price forecasts for thermal and metallurgical coal products on a mine-by-mine and product-by-product basis. Differences between the assumptions and analyses included in the price forecasts and realized factors could cause actual pricing to differ from the forecasts.
Thermal. Several factors can influence thermal coal supply and demand and pricing. Demand is sensitive to total electric power generation volumes, which are determined in part by the impact of weather on heating and cooling demand and economic activity, inter-fuel competition in the electric power generation mix (such as from natural gas and renewable sources), changes in capacity (additions and retirements), competition from other producers, coal stockpiles and policy and regulations. Supply considerations impacting pricing include coal reserve and resource positions, mining methods, strip ratios, production costs and capacity and the cost of new supply (greenfield developments or extensions at existing mines).
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

Peabody Energy Corporation	2022 Form 10-K	43

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
Metallurgical. Several factors can influence metallurgical coal supply and demand and pricing. Demand is impacted by economic conditions, government policies and demand for steel, and is also impacted by competing technologies used to make steel, some of which do not use coal as a manufacturing input. Competition from other types of coal is also a key price consideration and can be impacted by the coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support, and reliability of supply.
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
In addition to the factors noted above, the prices which may be obtained at each mine or future mine can be impacted by factors such as (i) the mine’s location, which impacts the total delivered energy costs to its customers, (ii) quality characteristics, particularly if they are unique relative to competing mines, (iii) assumed transportation costs and (iv) other mine costs that are contractually passed on to customers in certain commercial relationships.

Peabody Energy Corporation	2022 Form 10-K	44

Costs
The cost estimates used to establish LOM plans are generally made according to internal processes that project future costs based on historical costs and expected trends. The estimated costs normally include mining, processing, transportation, royalty, add-on tax and other mining-related costs. Estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, explosives and steel), labor costs, geological and mining conditions, targeted product qualities and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and add-on tax) are based on contractual prices or fixed rates. Specific factors that may impact the Company’s operating costs include:
•Geological settings. The geological characteristics of each mine are among the most important factors that determine the mining cost. Company geologists conduct the exploration program and provide geological models for the LOM process. Coal seam depth, thickness, dipping angle, partings and quality constrain the available mining methods and size of operations. Shallow coal is typically mined by surface mining methods by which the primary cost is overburden removal. Deep coal is typically mined by underground mining methods where the primary costs include coal extraction, conveyance and roof control.
•Scale of operations and the equipment sizes. For surface mines, dragline systems generally have a lower unit cost than truck-and-shovel systems for overburden removal. Longwall operations are generally more cost-effective than room-and-pillar operations for underground mines.
•Commodity prices. For surface mines, the costs of diesel fuel and explosives are major components of the total mining cost. For underground mines, the steel used for roof control represents a significant cost. Forecasted commodity prices are used to project those costs in the financial models used to establish reserve and resource estimates.
•Target product quality. By targeting a premium quality product, mining and processing processes may experience more coal losses. By lowering product quality the coal losses can be minimized and therefore a lower cost per ton can be achieved. In the Company’s LOM plans, product qualities are estimated to correspond to existing contracts and forecasted market demands.
•Transportation costs. Transportation costs vary by region. Most of the Company’s U.S. thermal operations sell coal at mine loadouts. Therefore, no transportation expenses are included in U.S. thermal cost estimates. The Company’s seaborne operations typically sell coal at designated ports. The estimated costs for seaborne operations include rail and barge transportation and related fees at ports.
•Royalty costs. Royalty costs are based upon contractual agreements for the coal leased from governments or private owners. The royalty rates for coal leased from governments differ by country and, in some cases, by mining method. Estimated add-on taxes and other sales-related costs are determined according to government regulations or historical costs.
•Exchange rates. Costs related to the Company’s Australian production are predominantly denominated in Australian dollars, while the Australian coal exported is sold in U.S. dollars. As a result, Australian/U.S. dollar exchange rates impact the U.S. dollar cost of Australian production.
Summary of Coal Reserves and Resources
Peabody controlled an estimated 2.4 billion tons of coal reserves and 2.4 billion tons of coal resources as of December 31, 2022. Approximately 95% of the Company’s coal reserves and 98% of the Company’s coal resources are held under lease, and the remainder is held through fee ownership.
The following tables summarize the Company’s estimated coal reserves and resources as of December 31, 2021. The quantity of the coal resources is estimated on an in situ basis as attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as attributable to Peabody. The coal reserves and resources are reported on selected key quality parameters and on different moisture bases generally referenced by sales contracts for each mining property.

Peabody Energy Corporation	2022 Form 10-K	45

SUMMARY COAL RESERVES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2022 (1)
(Tons in millions)
																		Peabody
				Mining	Coal	Proven Coal Reserves				Probable Coal Reserves				Total Coal Reserves				Interest
Segment / Mining Complex	Country	State	Stage	Method	Type	Amount	Quality			Amount	Quality			Amount	Quality			(10)

Seaborne Thermal Mining:(2)(4)						Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)
Wilpinjong	AUS	NSW	P	S	T	63	24.2	0.5	5,953	4	30.4	0.4	5,422	67	24.5	0.5	5,924	100%
Wambo Opencut (9)	AUS	NSW	P	S	T	29	10.9	0.3	6,448	2	10.6	0.3	6,478	31	10.9	0.3	6,450	50%
Wambo Underground	AUS	NSW	P	U	T	2	13.7	0.4	6,473	3	12.2	0.4	6,588	5	12.9	0.4	6,534	100%
South Wambo	AUS	NSW	E	U	T/C	—	—	—	—	74	9.8	0.3	7,034	74	9.8	0.3	7,034	100%
Total						94				83				177

Seaborne Metallurgical Mining:(3)(4)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	15	10.0	0.7	30.2	2	10.0	0.7	30.2	17	10.0	0.7	30.2	100%
Coppabella	AUS	QLD	P	S	P	6	9.3	0.2	9.9	4	9.8	0.2	8.5	10	9.5	0.2	9.3	73.3%
Moorvale	AUS	QLD	P	S	C/P/T	4	11.4	0.3	16.5	—	—	—	—	4	11.4	0.3	16.5	73.3%
Metropolitan	AUS	NSW	P	U	C/T	3	13.9	0.4	18.6	7	13.8	0.4	18.7	10	13.8	0.4	18.6	100%
North Goonyella	AUS	QLD	D	U	C	46	7.4	0.5	21.4	24	7.5	0.5	21.1	70	7.4	0.5	21.3	100%
Moorvale South	AUS	QLD	P	S	C/P	3	11.1	0.4	18.4	2	9.8	0.4	17.4	5	10.6	0.4	18.0	73.3%
Middlemount (9)	AUS	QLD	P	S	C/P	25	10.3	0.4	18.0	9	10.3	0.4	18.0	34	10.3	0.4	18.0	50.0%
Total						102				48				150

Powder River Basin Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
North Antelope Rochelle	USA	WY	P	S	T	1,316	4.4	0.2	8,889	107	4.5	0.2	8,965	1,423	4.4	0.2	8,895	100%
Caballo	USA	WY	P	S	T	274	5.1	0.3	8,517	68	5.6	0.3	8,313	342	5.2	0.3	8,476	100%
Rawhide	USA	WY	P	S	T	115	5.6	0.4	8,278	2	5.2	0.3	8,362	117	5.6	0.4	8,279	100%
Total						1,705				177				1,882

Other U.S. Thermal Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	84	10.6	3.1	11,058	52	10.0	2.5	11,045	136	10.4	2.9	11,055	100%
El Segundo/Lee Ranch	USA	NM	P	S	T	13	15.8	0.9	9,249	1	12.3	0.7	9,526	14	15.6	0.9	9,266	100%
Gateway North	USA	IL	P	U	T	38	8.9	2.9	10,888	5	9.0	3.0	10,874	43	8.9	2.9	10,886	100%
Twentymile	USA	CO	P	U	T	10	10.7	0.5	11,280	1	10.2	0.5	11,230	11	10.6	0.5	11,272	100%
Wild Boar	USA	IN	P	S	T	7	8.3	2.4	11,010	8	8.4	2.7	11,470	15	8.4	2.6	11,265	100%
Francisco Underground	USA	IN	P	U	T	3	8.7	2.9	11,500	4	9.0	3.3	11,455	7	8.9	3.1	11,480	100%
Total						155				71				226

Grand total						2,056				379				2,435

Stage				Mining Method							Coal Type
P Producing				S	Surface Mine						T	Thermal
I Idle				U	Underground Mine						C	Coking
D Development											P	Pulverized Coal Injection
E Exploration

Peabody Energy Corporation	2022 Form 10-K	46

SUMMARY COAL RESOURCES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2022 (1)
(Tons in millions)

														Measured and Indicated								Peabody
				Mining	Coal	Measured Coal Resources				Indicated Coal Resources				Coal Resources				Inferred Coal Resources				Interest
Deposit	Country	State	Stage	Method	Type	Amount	Quality		Amount		Quality		Amount		Quality		Amount		Quality			(10)

Seaborne Thermal Mining:(2)(4)						Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(5)
Wilpinjong	AUS	NSW	P	S	T	103	23.0	0.5	6,055	25	25.4	0.5	5,860	128	23.5	0.5	6,017	6	27.3	0.5	5,698	100%
Wambo Opencut (9)	AUS	NSW	P	S/U	T	191	21.6	0.4	5,731	154	21.5	0.4	5,764	345	21.6	0.4	5,746	259	19.9	0.4	5,864	50%
Wambo South	AUS	NSW	E	U	T/C	219	21.5	0.3	6,068	83	27.2	0.3	5,571	302	23.1	0.3	5,931	47	36.3	0.3	4,745	100%
Total						513				262				775				312

Seaborne Metallurgical Mining:(3)(4)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	40	9.6	0.7	25.1	35	9.9	0.7	24.1	75	9.8	0.7	24.6	7	10.3	0.7	24.0	100%
Metropolitan	AUS	NSW	P	U	C/T	7	15.4	0.4	18.6	8	15.3	0.3	18.7	15	15.3	0.4	18.6	2	16.0	0.3	19.0	100%
Coppabella	AUS	QLD	P	S	P	13	15.8	0.3	13.1	48	14.3	0.2	12.8	61	14.6	0.2	12.9	73	15.5	0.2	12.3	73.3%
Moorvale	AUS	QLD	P	S	P	14	18.5	0.3	16.7	14	17.2	0.3	16.6	28	17.9	0.3	16.7	5	15.9	0.3	16.7	73.3%
Moorvale South	AUS	QLD	P	S	C/P	3	18.3	0.4	18.4	7	18.2	0.4	18.3	10	18.2	0.4	18.3	6	16.8	0.4	17.7	73.3%
NGC GLB2	AUS	QLD	E	U	C	—	—	—	—	1	15.3	0.6	20.7	1	15.3	0.6	20.7	8	13.6	0.5	20.7	100%
Coppabella North	AUS	QLD	E	U	P	255	15.8	0.3	14.6	102	16.8	0.3	14.6	357	16.1	0.3	14.6	12	16.5	0.3	14.3	75.5%
Yeerun	AUS	QLD	E	S	P	16	16.0	0.4	14.3	57	16.2	0.5	15.0	73	16.2	0.4	14.8	46	17.8	0.5	14.7	83.0%
Moorvale North	AUS	QLD	E	U	P	21	26.0	0.4	12.9	25	24.5	0.5	13.2	46	25.2	0.4	13.1	25	23.2	0.5	13.4	73.3%
Gundyer	AUS	QLD	E	U	P	—	—	—	—	54	16.4	0.2	19.7	54	16.4	0.2	19.7	70	18.3	0.2	18.3	90.0%
Total						369				351				720				254

Powder River Basin Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Caballo	USA	WY	P	S	T	15	5.3	0.4	8,218	65	5.2	0.4	8,211	80	5.2	0.4	8,212	1	5.5	0.4	8,263	100%
Rawhide	USA	WY	P	S	T	1	5.4	0.4	8,277	95	5.2	0.3	8,356	96	5.2	0.3	8,355	7	5.7	0.4	8,252	100%
Total						16				160				176				8

Other U.S. Thermal Mining:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	18	14.6	3.5	10,860	51	16.8	3.5	10,450	69	16.3	3.5	10,550	37	16.3	3.5	10,545	100%
El Segundo/Lee Ranch	USA	NM	P	S	T	1	17.1	1.1	9,491	5	16.5	1.0	9,475	6	16.6	1.0	9,478	2	17.4	1.2	9,280	100%
Wild Boar	USA	IN	P	S	T	—	—	—	—	3	12.9	6.1	10,940	3	12.9	5.4	11,020	1	12.9	5.9	10,960	100%
Total						19				59				78				40
Grand total						917				832				1,749				614

Peabody Energy Corporation	2022 Form 10-K	47

(1)	The sales price assumptions supporting economic recoverability vary depending upon factors such as coal quality and existing customer volume commitments. For the five-year period 2023 through 2027, the estimated sales prices for seaborne metallurgical mines are based upon estimated premium hard coking coal benchmark prices ranging from $172 to $227 per tonne. The estimated sales prices for seaborne thermal mines are based upon estimated Newcastle benchmark prices ranging from $86 to $224 per tonne for the same period. For US domestic thermal mines, the estimated sales prices for the same period range from approximately $10.42 to $59.69 per ton. Subsequent to 2027, for all mines, sales price escalation is assumed at 2.0% to 3.0% per annum through the end of each LOM plan.
(2)	The moisture condition for Seaborne Thermal Mining segment coal quality is on an air-dry basis, except for Wambo Opencut, which is estimated on an as-shipped basis for reserves, and an in-situ moisture basis for resources.
(3)	The moisture condition for the Seaborne Metallurgical Mining segment coal quality is on an air-dry basis, except for Shoal Creek Mine which is on a dry basis.
(4)	The quantities for Australian coal reserves are estimated on an as-shipped moisture basis; quantities for Australian coal resources are estimated on an in situ moisture basis.
(5)
The quality and quantity estimates for U.S. thermal reserves are calculated on as-shipped moisture basis; the quality and quantity estimates for U.S. thermal resources are calculated on an in situ moisture basis.

(6)	Kcal/kg (kilocalories per kilogram) is the net calorific value (net heating value) of coal, except for Wambo Opencut which is estimated as gross calorific value.
(7)	VM (volatile matter) represents the proportion of certain organic and mineral components in coal, for example, water, carbon dioxide, or sulfur dioxide. Volatile matter is inversely related to coal rank.
(8)	Btu (British thermal unit) is the gross heating value of coal per pound, which includes the weight of moisture in coal on an as-sold basis. The range of variability of the moisture content in coal may affect the actual shipped Btu content.
(9)	Reserve and resource data is maintained and provided by joint venture managing partners utilizing the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves.
(10)	The quantities of reserves and resources are disclosed at Peabody’s proportional ownership share.
Individual Property Disclosure
To determine the Company’s individually material mining operations in accordance with subpart 1300 of Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. Such assessment included the Company’s aggregate mining operations on all of its mining properties, regardless of the stage of production or the type of coal produced. Quantitative factors included, among others, mining operations’ relative contributions to the Company’s aggregate historical and estimated revenue, cash flows, and Adjusted EBITDA (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) Qualitative factors may include, as applicable, strategic priorities, the regulatory environment, capital expansion plans, and the long-term pricing outlook. The Company concluded that, as of December 31, 2021, its individually material mines are North Antelope Rochelle Mine (NARM), Shoal Creek Mine, Wilpinjong Mine, and the Coppabella-Moorvale Joint Venture. The Company also assesses material changes in the material properties mainly on the basis of the amount of reserves and resources over a period of three years. The Company concluded that, as of December 31, 2022, its material mining operations had no material changes. The Company will update its assessment of individually material mines on an annual basis.
The information that follows relating to such individually material mines is derived, for the most part, from, and in some instances is an extract from, the studies relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. The changes from the previous year are not material and no updates for TRS are included in this filing. Other technical details regarding the individual properties should be referred to the previously disclosed TRS.

Peabody Energy Corporation	2022 Form 10-K	48

North Antelope Rochelle Mine
The North Antelope Rochelle Mine (NARM) is a production-stage surface coal mine located sixty-five miles south of Gillette, Wyoming, USA. NARM is situated in the Gillette Coal Field on the east flank of the Powder River Basin. NARM began operations in 1999 after Peabody combined its interests in the formerly separate North Antelope Mine and Rochelle Mine.

Montana
Wyoming
Campbell County
Converse County
NARM
Sheridan
Gillette
Cody
Worland
Bighorn National Forest
Wind River Reservation
Riverton
Lander
Casper
Wyoming
South Dakota
Nebraska
Rapid City
Black Hills National Forest
Badlands National Park
Chadron
Nebraska National Forest
Esri Canada, Esri, HERE, Garmin, FAO, NOAA, USGS, EPA, NPS
87
212
85
310
90
14
120
25
789
20
18
79
385
287
220
-400000
-200000
0
200000
400000
600000
800000
1000000
1200000
1600000
1400000
1200000
1000000
800000

North Antelope Rochelle Mine

Campbell and Converse Counties
Wyoming, U.S.A.

2022

Coordinate System: NAD 1927 StatePlane Wyoming East FIPS 4901

N
0
20
40
Mi
0
40
80
Km

NARM extracts coal from the Wyodak-Anderson coal seam, which ranges from 60- to 80-feet thick and lies from 100 to 400 feet below the surface in the mining area. The Company has secured mineral rights through Federal and State lease agreements which cover 30,159 acres. The typical royalty rate for Federal and State coal leases is 12.5% of realized revenue. Generally, the leases continue indefinitely with periodic renewal, provided there is diligent coal production or other development within the lease area. As of December 31, 2022, all required licenses and permits were in place for the operations of NARM.
The mining operation consists of multiple open pits in four main mining areas, which allows for quality blending and other optimization strategies. Overburden is removed by dragline, truck and shovel, dozer and cast blasting methods. Coal is hauled by truck to one of five dump locations, where it is then crushed and conveyed to silos adjacent to rail load-outs for customer delivery. Coals of varying characteristics may be blended at a central blending facility along the loadout rail loop. Coal is sold unwashed, as a run-of-mine (ROM) product. NARM coal is well recognized for domestic thermal power generation.
The key supporting infrastructure for NARM includes rail services provided by the BNSF Railway Company and Union Pacific Corporation, road access via interstate and state highways and roads, electrical power from a dedicated substation with 230kV and 69kV transmission lines, and water supply from a mine dewatering system and deep wells. The mining industry in the Powder River Basin anchors numerous communities from which the mine attracts qualified personnel.
The property, plant, equipment and mine development assets of NARM had a net book value of approximately $417 million at December 31, 2022. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls, and necessary capital replacements are generally included in the LOM plan to support future production.

Peabody Energy Corporation	2022 Form 10-K	49

The table below presents NARM coal reserve estimates at December 31, 2022, along with comparative quantities at December 31, 2021. NARM did not hold any coal resources as of December 31, 2022. These reserve estimates were supported by the analyses of 4,778 total drill holes within the coal lease area. The quantity of the coal reserves is estimated on a saleable product basis and deemed 100% attributable to Peabody. In addition to quantity, the table presents selected key quality parameters on an as-shipped basis.

NARM - SUMMARY OF RESERVES (1)
(Tons in millions)

	December 31, 2022					December 31, 2021
Coal Reserves (2)(3)(4)	Tons	%Ash	%Sulfur	Btu	% Mine Yield(5)	Tons
Proven	1,316	4.4	0.2	8,889	100%	1,378
Probable	107	4.5	0.2	8,965	100%	106
Total	1,423					1,484

Year-over-year decrease	(4)%
The year-over-year decrease in the quantity of coal reserves was driven by production depletion.

(1)
Economic recoverability is based upon an estimated average sales price per ton of $14.64 for the five-year period ending December 31, 2027 and assumed escalation of 2.0% per annum during the subsequent period through the end of the LOM plan.

(2)	The cut-off grade and metallurgical recovery are not limiting factors for reserve estimates due to consistent coal thickness and established trends of coal quality in the leased area. The strip ratio increases gradually, but the existing pit length allows an average mineable strip ratio. Besides the results of drill hole analyses, the main limiting factors include surface infrastructure and lease boundaries.
(3)	The quality of coal reserves is estimated on an as-shipped basis.
(4)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration 92% mining recovery. The results of the LOM planning process demonstrate the economic recoverability of the coal reserve estimates.
(5)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons, with processing loss considered.

Peabody Energy Corporation	2022 Form 10-K	50

Shoal Creek Mine
The Shoal Creek Mine is a production-stage underground longwall metallurgical coal mine located thirty-five miles west of Birmingham, Alabama, USA. The mine is within the east-central portion of the Warrior Coal Field, which is part of the Southern Appalachian coal-producing region. The Drummond Corporation began producing coal at the mine in 1994. Peabody Energy acquired the mine from the Drummond Corporation in December 2018. The mine was idled in the fourth quarter of 2020 due to market conditions and resumed production in November 2021.

Tennessee
Alabama
Mississippi
Alabama
Georgia
Alabama
Shoal Creek
Walker
Jefferson
Walker
Shiloh National Battlefield
Chattanooga
Dalton
Florence
Huntsville
Guntersville Lake
Holly Springs National Forest
Echota Cherokee Sdtsa
William B. Bankhead National Forest
Tupelo
Rome
Gadsden
Oxford
Carrollton
Birmingham
Starkville
Tuscaloosa
Tuscaloosa
Tombigbee National Forest
Lagrange
Esri, HERE, Garmin, FAO, NOAA, USGS, EPA, NPS
0
200000
400000
600000
800000
1000000
1200000
1400000
1800000
1600000
1400000
1200000

Shoal Creek Mine

Walker, Jefferson, and Tuscaloosa Counties
Alabama, U.S.A.

2022

Coordinate System: NAD 1927 StatePlane Alabama West FIPS 0102

N
0 15 30 Mi
0 30 60 Km

Shoal Creek Mine extracts coal from the Mary Lee and Blue Creek coal seams at depths of 1,000 to 1,300 feet. The Company has secured mineral rights through a combination of private, federal and state mineral leases and surface rights agreements which encompass a total of 31,747 acres of mineral control and 3,490 acres of surface land control. The majority of the mineral leases are private leases with negotiated royalty rates set at minimum amounts per ton or as percentages of sales realization. Shoal Creek Mine’s largest lease agreement, representing 28,517 acres of mineral control, expires in 2031 with an option to negotiate an extension. The expiration dates vary for other leases, but typically include extension provisions. As of December 31, 2022, all required licenses and permits were in place for the operations of the Shoal Creek Mine.
Coal is produced primarily using longwall systems. The mine also uses continuous miner units for longwall development and limited production. Mined coal is processed through a wash plant, conveyed to barge loadout facilities on the Black Warrior River, and transported by barge 370 miles to McDuffie Coal Terminal in Mobile Bay, Alabama, in the Gulf of Mexico, for export via ocean-going vessels. Shoal Creek Mine metallurgical coal has a well-established customer base in Europe, South America, and East Asia for steel making.
The key supporting infrastructure for Shoal Creek Mine includes road access via interstate and state highways and roads, third-party barge services and a barge loadout on the Black Warrior River, the McDuffie Coal Terminal, electrical power provided by 69kV transmission lines, and water supplied from the Black Warrior River and recycled underground water. The mine’s workforce is drawn primarily from Jasper and Tuscaloosa, Alabama and other adjacent communities.

Peabody Energy Corporation	2022 Form 10-K	51

The property, plant, equipment and mine development assets of Shoal Creek Mine had a net book value of approximately $287 million at December 31, 2022. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production. While the mine was idled for parts of 2020 and 2021, the Company upgraded the mine’s coal handling and preparation plant and made other capital investments to improve its prospective cost structure.
The tables below present Shoal Creek Mine’s estimated coal reserves and resources at December 31, 2022, along with comparative quantities at December 31, 2021. These reserve and resource estimates were supported by the analyses of 1,178 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves and resources are estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on a dry basis.

SHOAL CREEK MINE - SUMMARY OF RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2022					December 31, 2021
Coal Reserves (2)(4)(5)(6)	Tons	%Ash	%Sulfur	%VM	% Mine Yield (7)	Tons
Proven	15	10.0	0.7	30.2	36%	16
Probable	2	10.0	0.7	30.2	36%	2
Total	17					18

Year-over-year decrease	(6)%

	December 31, 2022					December 31, 2021
Coal Resources (2)(3)(4)(5)	Tons	%Ash	%Sulfur	VM%		Tons
Measured	40	9.6	0.7	25.1		40
Indicated	35	9.9	0.7	24.1		35
Measured and indicated	75	9.8	0.7	24.6		75
Inferred	7	10.2	0.7	24.0		7
Total	82					82

The year-over-year decrease in coal reserves reflects 2022 production depletion.

(1)
Economic recoverability is based upon an estimated average sales price per ton of $159.45 for the five-year period ending December 31, 2027 and assumed escalation of 2.0% per annum during the subsequent period through the end of the LOM plan.

(2)	The quality of coal reserves and resources are estimated on a dry basis.
(3)	The quantity of resource estimates are on an in situ basis, which doesn’t take into consideration coal loss during mining and processing.
(4)	The coal resource boundary is established by considering various factors, including results from drill hole analyses, coal control, geological features, faults and other surface features.
(5)	The cut-off grade and metallurgical recovery are not limiting factors for the reserve and resource estimates due to relatively consistent coal quality and float recovery from the lab results within the assessed area. The historically mined coal thickness has been used as the main criteria for the resource boundary based on the mine’s actual performance in the last two decades.
(6)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration of unmined coal (pillars, etc.), 20% coal loss during mining and processing, and additional washing recovery. The results from the LOM planning process demonstrate the economic recoverability of the coal reserve estimate.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

Peabody Energy Corporation	2022 Form 10-K	52

Wilpinjong Mine
The Wilpinjong Mine is a production-stage surface thermal coal mine situated approximately 25 miles northeast of Mudgee in New South Wales, Australia. Peabody acquired the mine as part of its acquisition of Excel Coal Pty Ltd (Excel) in 2006. Excel began the development of Wilpinjong Mine in 2006 and it commenced production under Peabody ownership in 2007. A third-party contractor managed mining operations until 2013, when the Company converted the mine to owner-operated.

Wilpinjong
Dubbo
Parkes
Orange
Muswellbrook
Newcastle
Goulburn River
National Park
Wollemi
National Park
Yengo National
Park
Barrington Tops
National Park
Myall
Nation
A39
A32
B55
B84
A15
B56
B82
600000
650000
700000
750000
800000
850000
900000
950000
1000000
6500000
6450000
6400000
6350000
Esri, HERE, Garmin, FAO, NOAA, USGS

Wilpinjong Mine

New South Wales, Australia

2022

N
0
15
30
Mi
0
30
60
Km

Coordinate System: GDA 1994 MGA Zone 55

The Wilpinjong Mine extracts coal from the Moolarben and Ulan coal seams which have a combined thickness from 6 to 10 meters and a typical depth less than 60 meters in the Illawarra Coal Measures on the northwest margin of the Sydney Basin. The Company has secured three exploration licenses of 3,186 hectares and three mining licenses of 3,723 hectares through the New South Wales Minister of Planning. The typical royalty rate is 8.2% of the value of coal recovered. The mining licenses require renewal upon expiration in 2027 for 2,863 hectares and in 2039-2040 for 860 acres. The renewal application for two exploration licenses is currently pending approval and the third was granted in May 2022 for an initial term of 6 years. As of December 31, 2022, all required licenses and permits were in place for the operations of Wilpinjong.
Conventional open cut mining methods are used at the Wilpinjong Coal Mine, with multiple pits at a low strip ratio allowing for relatively rapid pit advance. Overburden is removed by a combination of cast blasting, doze, and truck and shovel methods. Haul trucks transport coal to various hoppers and pads for blending and temporary storage, as necessary, and then to a coal handling and processing plant to be crushed and washed. Coal is conveyed to a rail loadout and transported by train to either domestic customers or to the Port of Newcastle and seaborne customers for thermal power generation.
The key supporting infrastructure for Wilpinjong Mine includes road access via public roads, port service at two terminals at the Port of Newcastle, above and below rail services, electrical power from a 66kV transmission line, and water supply from captured surface runoff and deep wells. The mine’s proximity to other large coal producers in the region provides access to a significant pool of experienced mining personnel.

Peabody Energy Corporation	2022 Form 10-K	53

The property, plant, equipment and mine development assets of Wilpinjong Mine had a net book value of approximately $342 million at December 31, 2022. The mine’s operating equipment meets contemporary mining standards and is adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production. During 2018, the Company began an expansion project at Wilpinjong Mine that will extend the mine life from 2026 to 2030 by providing access to an additional 55 million tonnes of coal reserves. The Company capitalized approximately $62 million related to the project through December 31, 2022 and expects the total cost to reach approximately $76 million.
The tables below present Wilpinjong Mine’s estimated coal reserves and resources at December 31, 2022, along with comparative quantities at December 31, 2021. These reserve and resource estimates were supported by the analyses of 1,271 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dried basis.

WILPINJONG MINE - SUMMARY OF RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2022					December 31, 2021
Coal Reserves (5)(6)	Tons	%Ash	%Sulfur	Kcal/kg	% Mine Yield(7)	Tons
Proven	63	24.2	0.5	5,953	82%	71
Probable	4	30.4	0.4	5,422	82%	5
Total	67					76

Year-over-year decrease	(12)%

	December 31, 2022					December 31, 2021
Coal Resources (2)(3)(4)	Tons	%Ash	%Sulfur	Kcal/kg		Tons
Measured	103	23.0	0.5	6,055		103
Indicated	25	25.4	0.5	5,860		25
Measured and indicated	128	23.5	0.5	6,017		128
Inferred	6	27.3	0.5	5,698		6
Total	134					134

The year-over-year decrease in the quantity of coal reserves was driven by production depletion.

(1)	Economic recoverability is based upon product-specific estimated average sales prices per ton of $51.99 for the five-year period ending December 31, 2027 and assumed escalation of 2.0% to 3.0% per annum during the subsequent period through the end of the LOM plan.
(2)	The quality of coal resources is on an in situ, air-dry basis.
(3)	The quantity of coal resource estimates is on an in situ basis, which does not take into consideration coal loss during mining and processing.
(4)	Besides the results from drill hole analyses, the raw ash is a key quality parameter that is relevant to both the cut-off grade and metallurgical recovery. The resource is limited by a maximum of 50% raw ash (air-dry basis). Due to the relatively consistent coal thickness and shallow depth, no other geological limiting factors are applied except for known geological anomalies such as paleochannels and igneous intrusion.
(5)	The quality of coal reserves is based on an air-dry basis. It is the laboratory results from the core samples with adjustments that reflect the reconciliation results from actual production.
(6)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration of mining and processing loss. The economic results from the LOM planning process demonstrate the economic viability of the coal reserve estimate.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

Peabody Energy Corporation	2022 Form 10-K	54

Coppabella-Moorvale Joint Venture
The Company’s Coppabella Moorvale Joint Venture (CMJV) mines are located approximately 75 miles southwest of Mackay, near the township of Coppabella, in central Queensland, Australia. The CMJV includes two production-stage surface coal mines, the Coppabella Mine and the Moorvale Mine. During 2022, the Moorvale Mine substantially completed development of, and began production from, its Moorvale South pit. Peabody owns 73.3% of the joint venture and is responsible for operations management. CMJV originally was developed by Macarthur Coal Limited (Macarthur), with production commencing in 1998 at Coppabella Mine and 2002 at Moorvale Mine. Peabody acquired Macarthur in December 2011 and assumed its majority interest in CMJV.

White Mountains National Park
Mackay
Coppabella
Moorvale
Moorvale South
Broad Sound Islands National Park
Shoalwater Bay Training Area
Rockhampton
sland
A7
A1
A2
A4
70
Department of Resources, Dept.of Environment and Science, Esri, HERE, Garmin, FAO, NOAA, USGS
300000
350000
400000
450000
500000
550000
600000
650000
700000
750000
800000
850000
900000
7700000
7650000
7600000
7550000
7500000
7450000
7400000

CMJV

Queensland, Australia

2022

Coordinate System: GDA 1994 MGA Zone 55

N
0
25
50
Mi
0
50
100
Km

The CMJV mines primarily extract coal from the Leichardt seam in the Rangal Coal Measures of the Bowen Basin. The seam has a thickness from 5 to 10 meters and a typical depth of less than 250 meters. The development of the Moorvale South pit made a portion of the Vermont seam economically mineable. The CMJV mines operate with a total of fourteen mining leases and one mineral development license issued by the Queensland state government, covering 13,459 hectares in total. Coal production is subject to royalties payable to the Queensland state government ranging from 7% to 40%, depending upon the realized revenue per tonne. In addition, there are special private royalty agreements established in relation to exploration efforts. The primary mining leases for the Coppabella Mine expire in 2040 and other peripheral leases expire between 2023 and 2035. The Moorvale Mine has two mining leases which expire in 2023, and a third in 2028. The Moorvale South pit has two mining leases which expire in 2030, and its relevant mineral development license expires in 2024. As of December 31, 2021, all required licenses and permits were in place for the operations of CMJV.
Conventional open cut mining methods are used at the CMJV mines. Coppabella Mine utilizes a dragline and two electric rope shovels to perform the majority of overburden removal, supplemented by diesel hydraulic excavators, which are also used to extract coal. The Moorvale Mine utilizes only diesel hydraulic excavators for overburden removal. All CMJV mines utilize cast and dozer push operations where applicable. Coal is trucked via internal haul roads for direct dumping to the hopper, or rehandled from pads to the dump hopper. Coal is crushed and washed at two processing plants, then transported by rail to the Dalrymple Bay Coal Terminal for seaborne customers. The CMJV produces a range of products including pulverized coal injection coal, coking coal and thermal coal.

Peabody Energy Corporation	2022 Form 10-K	55

The key supporting infrastructure for CMJV includes the port service at Dalrymple Bay Coal Terminal, above and below rail services, road access via public roads, electrical power from 66kV transmission lines, and water supply from captured surface runoff and commercial pipelines. Temporary housing near the mine sites provides employees with overnight accommodations, as necessary. The mines draw personnel primarily from nearby Moranbah, Nebo and Mackay, Queensland.
The property, plant, equipment and mine development assets of CMJV had a net book value of approximately $173 million at December 31, 2021. The CMJV’s operating equipment meets contemporary mining standards and is adequately maintained to execute the mine plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production.
The tables below present estimates of the CMJV coal reserves and resources as of December 31, 2022, along with comparative quantities at December 31, 2021. These reserve and resource estimates were supported by the analyses of 4,763 total drill holes within the coal lease areas. The quantity of the coal resources is estimated on an in situ basis as 73.3% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as 73.3% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dry basis.

CMJV - SUMMARY OF RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2022					December 31, 2021
Coal Reserves (5)(6)	Tons	%Ash	%Sulfur	%VM	% Mine Yield (7)	Tons
Proven	13	10.4	0.3	13.9	74%	14
Probable	6	9.8	0.3	11.5	76%	6
Total	19					20

Year-over-year decrease	(5)%

	December 31, 2022					December 31, 2021
Coal Resources (2)(3)(4)	Tons	%Ash	%Sulfur	VM%		Tons
Measured	30	17.3	0.3	15.3		34
Indicated	69	15.3	0.3	14.1		69
Measured and indicated	99	15.9	0.3	14.5		103
Inferred	84	15.6	0.3	12.9		84
Total	183					187

Year-over-year decrease	(2)%

The decrease in reserves reflects 2022 production depletion, partially offset by the reclassification of certain mine areas to reserves; the decrease in resources reflects this reclassification.

Peabody Energy Corporation	2022 Form 10-K	56

(1)	Economic recoverability is based upon product-specific estimated average sales prices per ton of $122.75 for the five-year period ending December 31, 2027 and assumed escalation of 2% to 3% per annum during the subsequent period through the end of the LOM plan.
(2)	The quality of coal resources is estimated on an in situ, air-dry basis.
(3)	The quantity of coal resource is estimated on an in situ basis, which doesn’t take into consideration coal loss during mining and processing.
(4)	Besides the results from drill hole analyses, the resource estimates are based on the following criteria:
	—	Open cut resources are limited to an area defined by pit shell with RF150 (revenue factor 150%), with exception of Moorvale South MDL 3034 open cut resources are limited to 150m depth of cover
	—	Minimum mining thickness of 0.3m for open cut
	—	Minimum mining thickness of 2m for underground resources
	—	Underground resources excluded in areas of seam dip exceeding 15 degrees
	—	Underground resources depth cutoff at 500m depth of cover, with exception of Moorvale Mine depth cutoff at 300m depth of cover
	—	A seam quality cut-off greater than 50% raw ash (a.d.) is excluded from resources
	—	No weathered coal included
	—	Intrusive sills and dykes within seams are excluded from the resources
	—	Heat-affected coal is included in the resources
	—	Other limiting factors include surface infrastructure and lease boundary
(5)	The quality of coal reserves is estimated on an air-dry basis.
(6)	The quantity of coal reserves is estimated on a saleable product basis which takes into consideration of mining and processing loss. The economic results from the LOM planning process demonstrate the economic viability of the coal reserve estimate.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.
Internal Controls
The preparation of coal reserve and resource estimates is completed in accordance with the Company’s prescribed internal control procedures, which are designed specifically to ensure the reliability of such estimates presented herein. Annually, QPs and other employees review the estimates of mineral reserves and mineral resources, the supporting documentation, and compliance with applicable internal controls. Such controls employ management systems, standardized procedures, workflow processes, multi-functional supervision and management approval, internal and external reviews, reconciliations, and data security covering record keeping, chain of custody and data storage.
The internal controls for reserve and resource estimates also cover exploration activities, sample preparation and analysis, data verification, processing, metallurgical testing, recovery estimation, mine design and sequencing, and reserve and resource evaluations, with environmental, social and regulatory considerations. The quality assurance and control protocols over the assaying of drill hole samples are performed by reputable commercial laboratories following certification and accreditation programs established by the American Society for Testing and Materials (ASTM) or Australian National Association of Testing Authorities (NATA).
The reserve and resource estimates have inherent risks due to data accuracy, uncertainty from geological interpretation, mine plan assumptions, uncontrolled rights for mineral and surface properties, environmental challenges, uncertainty for future market supply and demand, and changes in laws and regulations. Management and QPs are aware of those risks that might directly impact the assessment of coal reserves and resources. The current coal reserves and resources are estimated based on the best information available and are subject to re-assessment when conditions change. Refer to Item 1A. “Risk Factors” for discussion of risks associated with the estimates of the Company’s reserves and resources.
Item 3.    Legal Proceedings.
See Note 21. “Commitments and Contingencies” to the accompanying consolidated financial statements for a description of Peabody’s pending legal proceedings, which information is incorporated herein by reference.

Peabody Energy Corporation	2022 Form 10-K	57

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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Peabody’s Common Stock is listed on the New York Stock Exchange, under the symbol “BTU.” As of February 17, 2023 there were 173 holders of the Company’s Common Stock, as determined by counting its record holders and the number of participants reflected in a security position listing provided to the Company by the Depository Trust Company (DTC). Because such DTC participants are brokers and other institutions holding shares of Peabody’s Common Stock on behalf of their customers, the Company does not know the actual number of unique shareholders represented by these record holders.
Dividends
As more fully described within “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the fourth quarter of 2020, the Company entered into a transaction support agreement with its surety bond providers which prohibits the payment of dividends through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025) unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in its credit facility also limit the Company's ability to pay cash dividends.
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
Share Repurchase Program
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (Repurchase Program), which was eventually expanded to $1.5 billion during 2018. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through December 31, 2022, the Company has repurchased 41.5 million shares of its Common Stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program.
Similar to the payment of dividends as described above, the same agreements with the Company’s surety bond providers prohibit share repurchases through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025) unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in its credit facility also limit the Company’s ability to repurchase shares. Future repurchases will be made at the Company’s discretion. The specific timing, price and size of purchases will depend upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time any repurchases are made.

Peabody Energy Corporation	2022 Form 10-K	58

Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its Common Stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. During the year ended December 31, 2021, the Company sold approximately 24.8 million shares for net cash proceeds of $269.8 million. No sales were made under this at-the-market equity offering program during the year ended December 31, 2022, leaving approximately 7.7 million shares available for sale.
On March 7, 2022, the Company entered into an at-the-market equity offering program pursuant to which the Company could offer and sell shares of its common stock having an aggregate gross sales price of up of $225 million. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated March 7, 2022 relating to the offer and sale of the shares. During the year ended December 31, 2022, the Company sold approximately 10.1 million shares for net proceeds of $222.0 million, thereby concluding this at-the-market equity offering program.
Also during the year ended December 31, 2021, the Company completed multiple bilateral transactions with holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes in which the Company issued an aggregate 10.0 million shares of its Common Stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes. No such bilateral transactions were completed during the year ended December 31, 2022. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
October 1 through October 31, 2022	—	$—	—	$160.5
November 1 through November 30, 2022	—	—	—	160.5
December 1 through December 31, 2022	—	—	—	160.5
Total	—	—	—
(1) Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not a part of the Repurchase Program Repurchase Program.
Stock Performance Graph
The following performance graph compares the cumulative total return on Peabody’s common stock with the cumulative total return of the following indices: (i) the S&P MidCap 400 Stock Index and (ii) Custom Composite Index (a peer group comprised of Arch Resources, Inc., Hallador Energy Co., and Warrior Met Coal, Inc.). The Custom Composite Index reflects publicly listed U.S. companies within the coal industry of similar size or product type. The graph assumes that the value of the investment in BTU and each index was $100 at December 31, 2017. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2022. These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Peabody Energy Corporation	2022 Form 10-K	59

Item 6.      Reserved.
Not applicable.
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021 is included herein. For discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Peabody’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 18, 2022 and is incorporated by reference herein.
Non-GAAP Financial Measures
The following discussion of Peabody’s results of operations includes references to and analysis of Adjusted EBITDA and Total Reporting Segment Costs, which are financial measures not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of its segments’ operating performance and allocate resources. Total Reporting Segment Costs is also used by management as a component of a metric to measure each of its segments’ operating performance.

Peabody Energy Corporation	2022 Form 10-K	60

Also included in the following discussion of Peabody’s results of operations are references to Revenue per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each reporting segment. These metrics are used by management to measure each of its reporting segments’ operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the reporting segment level. The Company considers all measures reported on a per ton basis to be operating/statistical measures; however, the Company includes reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Reporting Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 7.
In its discussion of liquidity and capital resources, Peabody includes references to Free Cash Flow which is also a non-GAAP measure. Free Cash Flow is used by management as a measure of its financial performance and its ability to generate excess cash flow from its business operations.
Peabody believes non-GAAP performance measures are used by investors to measure its operating performance. These measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Refer to the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 7 for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Overview
In 2022, Peabody produced and sold 122.9 million and 123.7 million tons of coal, respectively, from continuing operations.
As of December 31, 2022, the Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other.
The business of the Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of its thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company classifies its seaborne mines within the Seaborne Thermal Mining or Seaborne Metallurgical Mining segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Seaborne Thermal Mining segment is of a metallurgical grade. Similarly, a small portion of the coal mined by the Seaborne Metallurgical Mining segment is of a thermal grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions.
The Company’s Seaborne Thermal Mining operations consist of mines in New South Wales, Australia. The mines in that segment utilize both surface and underground extraction processes to mine low-sulfur, high Btu thermal coal.
The Company’s Seaborne Metallurgical Mining operations consist of mines in Queensland, Australia, one in New South Wales, Australia and one in Alabama, USA. The mines in that segment utilize both surface and underground extraction processes to mine various qualities of metallurgical coal. The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coking coal and pulverized coal injection coal.
The principal business of the Company’s thermal operating segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin Mining operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal Mining operations reflect the aggregation of its Illinois, Indiana, New Mexico and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin Mining operations mine sub-bituminous coal deposits and its Other U.S. Thermal Mining operations mine both bituminous and sub-bituminous coal deposits.
The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity affiliates, corporate hedging activities, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain commercial matters.

Peabody Energy Corporation	2022 Form 10-K	61

Resource Management. As of December 31, 2022, Peabody controlled approximately 2.4 billion tons of proven and probable coal reserves, 2.4 billion tons of resources and approximately 360,000 acres of surface property through ownership and lease agreements. The Company has an ongoing asset optimization program whereby its property management group regularly reviews these reserves, resources and surface properties for opportunities to generate earnings and cash flow through the sale or exchange of non-strategic coal reserves, resources and surface lands. These surface lands include acres where Peabody has completed post-mining reclamation. In addition, the Company generates revenue through royalties from coal reserves and oil and gas rights leased to third parties, farm income from surface lands under third-party contracts and lease income from surface lands under contracts with renewable energy ventures.
Middlemount Mine. Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine in Queensland, Australia. The mine predominantly produces semi-hard coking coal and low-volatile pulverized coal injection (LV PCI) coal for sale into seaborne coal markets through Abbot Point Coal Terminal, with some capacity also secured at Dalrymple Bay Coal Terminal. Mining operations first commenced at the Middlemount Mine in late 2011. During the years ended December 31, 2022 and 2021, the mine sold 1.6 million and 2.0 million tons of coal, respectively (on a 50% basis).
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2022 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the year ended December 31, 2022 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the year ended December 31, 2022 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	December 31, 2022	February 17, 2023
Premium HCC (1)	$670.50	$188.00	$363.45	$294.50	$390.00
Premium PCI coal (1)	$655.00	$180.50	$330.81	$284.50	$344.00
Newcastle index thermal coal (1)	$452.81	$201.54	$362.78	$398.50	$187.27
API 5 index thermal coal (1)	$284.20	$109.66	$176.44	$133.38	$117.72
PRB 8,800 Btu/Lb coal (2)	$27.50	$15.50	$18.03	$15.50	$14.80
Illinois Basin 11,500 Btu/Lb coal (2)	$196.00	$88.00	$149.32	$134.00	$83.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the ongoing Russian-Ukrainian conflict and the COVID-19 pandemic. Furthermore, inflationary pressures and supply chain constraints have contributed to rising costs and may continue to impact future periods. As future developments related to the Russian-Ukrainian conflict, the COVID-19 pandemic and rising inflation are unknown, the global coal industry data for the year ended December 31, 2022 presented herein may not be indicative of their ultimate impacts.

Peabody Energy Corporation	2022 Form 10-K	62

Within the seaborne metallurgical coal market, the year ended December 31, 2022 was characterized by significant volatility as a weakened global macroeconomic environment was counteracted by tight coal supply and continued trade flow disruptions following sanctions imposed on Russian coal imports. Steel prices trended lower during the year ended December 31, 2022, causing some steelmakers to implement small-scale output cuts. The reduction in steel output is partially influencing short-term incremental metallurgical coal demand in some markets; however, it is being more than offset by transitioning demand from many steelmakers removing exposure to Russian coal by seeking additional volumes from other regions such as Australia, the U.S. and Canada. This is particularly so for PCI, where Russia typically accounts for approximately 35% of global traded volumes. In early January 2023, China partially restarted imports of Australian coal for the first time in two years, providing additional market depth and further support for prices. The Company believes energy shortages and the global inflationary environment present a risk to industrial activity in some markets, but the underlying market fundamentals remain constructive with continuing themes of supply tightness, resilient and improving demand in some markets and further economic stimulus in China and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices ended the year at elevated levels, fueled by broader energy supply security concerns. These concerns have been driven by the Russian-Ukrainian conflict and the subsequent ban of Russian coal by European countries, as well as limited supply response out of Australia and Columbia due to weather and labor issues. In China, domestic coal production and renewable generation have been strong during the year ended December 31, 2022, which has lowered import demand. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Overall, global thermal coal markets remain turbulent as supply remains tight and European coal importers look to replace Russian coal.
In the United States, overall electricity demand increased more than 3% year-over-year, positively impacted by weather and economic activity. Through the year ended December 31, 2022, electricity generation from thermal coal has declined year-over-year due to coal conservation by utilities, transportation issues impacting coal deliveries and stronger renewable generation. Coal’s share of electricity generation has declined to approximately 19% for the year ended December 31, 2022, while wind and solar’s combined generation share has increased to 15%. Coal inventories have continued to decline since December 2021, with a decline of approximately 6% or 5 million tons. During the year ended December 31, 2022, utility consumption of PRB coal declined approximately 5% compared to the prior year period.
Financing Transactions
During the first quarter of 2022, Peabody issued convertible senior unsecured notes and used the proceeds of the offering to retire nearer term higher cost senior secured debt. This both lowered the Company’s borrowing rates and extended debt maturities to 2028. Throughout 2022, Peabody continued to reduce its outstanding debt, and at December 31, 2022, all senior secured debt had been retired.
High demand and tight supply for coal globally has resulted in a substantial rise in seaborne thermal coal prices during 2022, which has been amplified by the Russian-Ukrainian conflict, resulting in unprecedented upward volatility in Newcastle coal pricing since late February 2022. As a result, Peabody posted additional cash margin of $125.4 million during the year ended December 31, 2022 to satisfy the margin requirements for its derivative contracts.
Refer to the “Liquidity and Capital Resources” section contained within this Item 7 for a further discussion of these financing and liquidity transactions.
North Goonyella Redevelopment
During the third quarter of 2022, the Company initiated the redevelopment of its North Goonyella Mine, a premium hard-coking coal longwall operation in Australia with over 70 million tons of coal reserves. The project will utilize substantial existing infrastructure and equipment at the mine, including a new 300-meter longwall system, a coal handling preparation plant, a dedicated rail loop for transport to the Dalrymple Bay Coal Terminal and an accommodation village with housing and service amenities for more than 400 workers. North Goonyella is anticipated to increase the Company’s production in its Seaborne Metallurgical Mining segment.
The Company’s board of directors has approved redevelopment expenditures of $120 million for 2023, which include ventilation, equipment, conveyance and infrastructure updates in anticipation of reaching development coal, subject to regulatory approvals, in the first quarter of 2024. Cash flow from operations is expected to fund all redevelopment costs as the Company continues to strengthen its balance sheet. Future decisions about the redevelopment of North Goonyella may be impacted by Queensland’s increased royalty tiers. Development costs in addition to the current approved amount are estimated to be $240 million, with longwall operations expected to commence in 2026.

Peabody Energy Corporation	2022 Form 10-K	63

Other
In March 2022, the Company entered into a joint venture with unrelated partners to form R3 Renewables LLC (R3). R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. During 2022, R3 has advanced efforts with potential customers, finalized its management team and commenced site evaluations with project developer Treaty Oak Clean Energy, LLC. The Company’s interest in R3 is accounted for as an equity method investment. The Company contributed $10.9 million to R3 and recorded an equity loss of $3.9 million from its operations during the year ended December 31, 2022.
In March 2022, Peabody Investments Corp., a wholly owned subsidiary of the Company, entered into a commitment agreement relating to one of its qualified pension plans (the Plan) with an insurer. Under the commitment agreement, the Plan purchased a buy-in group annuity contract for approximately $500 million and the insurer will reimburse the Plan for benefit payments to be made to the Plan’s participants. Under the terms of this transaction, the Plan continues to administer and pay the retirement benefits of Plan participants and is reimbursed by the insurer for the payment of all benefits covered by the group annuity contract. In May 2022, the board of directors of Peabody Investments Corp. approved the termination of the Plan effective July 31, 2022. Refer to Note 14. “Pension and Savings Plans” to the accompanying consolidated financial statements for a further discussion of this transaction.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The increase in income from continuing operations, net of income taxes for the year ended December 31, 2022 compared to the same period in 2021 ($970.0 million) was primarily driven by higher revenue ($1,663.6 million) due to higher realized prices and a 20% increase in metallurgical sales volumes; improved results from equity affiliates ($49.1 million); and lower interest expense ($43.1 million). These favorable variances were partially offset by higher operating costs and expenses ($737.7 million), which reflect increased sales price sensitive costs, the impacts of challenging weather conditions and inflationary pressures for commodities, materials, services, repairs and labor; and net losses on early debt extinguishments in the current year ($91.1 million).
Adjusted EBITDA for the year ended December 31, 2022 reflected a 101% year-over-year increase of $928.0 million.
Tons Sold
The following table presents tons sold by operating segment:

			(Decrease) Increase
	Year Ended December 31,		to Volumes
	2022	2021	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	15.6	17.3	(1.7)	(9.8)%
Seaborne Metallurgical Mining	6.6	5.5	1.1	20.0%
Powder River Basin Mining	82.6	88.4	(5.8)	(6.6)%
Other U.S. Thermal Mining	18.4	16.9	1.5	8.9%
Total tons sold from operating segments	123.2	128.1	(4.9)	(3.8)%
Corporate and Other	0.5	2.0	(1.5)	(75.0)%
Total tons sold	123.7	130.1	(6.4)	(4.9)%

Peabody Energy Corporation	2022 Form 10-K	64

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%

Revenue per Ton - Mining Operations (1)
Seaborne Thermal	$86.07	$54.09	$31.98	59.1%
Seaborne Metallurgical	243.78	131.83	111.95	84.9%
Powder River Basin	12.89	10.99	1.90	17.3%
Other U.S. Thermal	51.82	40.75	11.07	27.2%
Costs per Ton - Mining Operations (1) (2)
Seaborne Thermal	$44.65	$33.64	$11.01	32.7%
Seaborne Metallurgical	125.92	99.55	26.37	26.5%
Powder River Basin	12.06	9.46	2.60	27.5%
Other U.S. Thermal	38.63	31.04	7.59	24.5%
Adjusted EBITDA Margin per Ton - Mining Operations (1) (2)
Seaborne Thermal	$41.42	$20.45	$20.97	102.5%
Seaborne Metallurgical	117.86	32.28	85.58	265.1%
Powder River Basin	0.83	1.53	(0.70)	(45.8)%
Other U.S. Thermal	13.19	9.71	3.48	35.8%
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
Revenue
The following table presents revenue by reporting segment:

			Increase
	Year Ended December 31,		to Revenue
	2022	2021	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$1,345.6	$934.0	$411.6	44.1%
Seaborne Metallurgical Mining	1,616.9	727.7	889.2	122.2%
Powder River Basin Mining	1,065.5	971.2	94.3	9.7%
Other U.S. Thermal Mining	952.2	689.1	263.1	38.2%
Corporate and Other	1.7	(3.7)	5.4	145.9%
Revenue	$4,981.9	$3,318.3	$1,663.6	50.1%
Seaborne Thermal Mining. The increase in segment revenue during the year ended December 31, 2022 compared to the prior year was due to favorable realized prices ($540.4 million), partially offset by unfavorable volumes ($128.8 million) which were impacted by wet weather in the current year and mine plan considerations which included a longwall move at the Wambo Underground Mine in the first half of 2022.
Seaborne Metallurgical Mining. Segment revenue increased during the year ended December 31, 2022 compared to the prior year due to favorable realized prices at the Australian operations ($583.1 million), the resumption of sales at the Shoal Creek Mine ($236.6 million) and favorable volume and mix variances at the Australian operations ($69.5 million). Sales volumes increased by 20% from the prior year.
Powder River Basin Mining. Segment revenue increased during the year ended December 31, 2022 compared to the prior year due to favorable realized prices ($168.5 million), offset by unfavorable volumes ($74.2 million) resulting from rail performance issues.

Peabody Energy Corporation	2022 Form 10-K	65

Other U.S. Thermal Mining. The increase in segment revenue during the year ended December 31, 2022 compared to the prior year was due to favorable realized prices ($209.2 million) and favorable volumes ($53.9 million).
Corporate and Other. Segment revenue increased during the year ended December 31, 2022 compared to the prior year due to lower net unrealized mark-to-market losses on derivative contracts related to forecasted coal sales ($79.3 million), offset by lower results from trading activities ($74.5 million) due to net realized losses on derivative contracts related to forecasted coal sales exceeding the higher margins recognized on the physical sale of coal.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

			Increase (Decrease) to
	Year Ended December 31,		Adjusted EBITDA
	2022	2021	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$647.6	$353.1	$294.5	83.4%
Seaborne Metallurgical Mining	781.7	178.2	603.5	338.7%
Powder River Basin Mining	68.2	134.9	(66.7)	(49.4)%
Other U.S. Thermal Mining	242.4	164.2	78.2	47.6%
Corporate and Other	104.8	86.3	18.5	21.4%
Adjusted EBITDA (1)	$1,844.7	$916.7	$928.0	101.2%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the year ended December 31, 2022 compared to the same period in the prior year as a result of higher realized prices net of sales sensitive costs ($495.5 million) and favorable foreign currency impacts ($25.2 million). The increases were offset by unfavorable operational costs ($119.8 million) resulting from the impacts of wet weather, COVID-19-related staffing shortages, the longwall move at the Wambo Underground Mine in the first half of 2022 and inflationary pressures on supplies and outside services; lower volumes ($64.7 million); higher port and demurrage costs ($21.7 million) and higher commodity pricing ($18.6 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA increased during the year ended December 31, 2022 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs at the Australian operations ($466.9 million), favorable volumes from the resumption of sales at the Shoal Creek Mine ($111.6 million) and favorable foreign currency impacts ($36.3 million).
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the year ended December 31, 2022 compared to the same period in the prior year as a result of increased overburden removal costs as the workforce focused on preparatory efforts in light of rail performance issues ($63.3 million); higher costs for materials, services, repairs and labor ($55.3 million) due in part to increased repairs for an aging equipment fleet and inflationary pressures on materials and services; the unfavorable impacts of higher commodity pricing ($53.9 million); and lower volumes ($19.9 million) resulting from rail performance issues. These decreases were offset by higher realized prices net of sales sensitive costs ($146.7 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA increased during the year ended December 31, 2022 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs ($210.4 million) and favorable volumes ($19.2 million). These increases were offset by higher costs for materials, services, repairs and labor ($104.8 million) due in part to increased equipment repairs and headcount resulting from increasing volume demands and inflationary pressures on materials and services; and the unfavorable impacts of higher commodity pricing ($44.2 million).

Peabody Energy Corporation	2022 Form 10-K	66

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

			Increase (Decrease)
	Year Ended December 31,		to Income
	2022	2021	$	%
	(Dollars in millions)
Middlemount (1)	$132.8	$48.2	$84.6	175.5%
Resource management activities (2)	29.3	6.9	22.4	324.6%
Selling and administrative expenses	(88.8)	(84.9)	(3.9)	(4.6)%
Other items, net (3)	31.5	116.1	(84.6)	(72.9)%
Corporate and Other Adjusted EBITDA	$104.8	$86.3	$18.5	21.4%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $62.7 million and $42.0 million during the years ended December 31, 2022 and 2021, respectively.
(2)Includes gains (losses) on certain surplus coal reserve, resource and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the North Goonyella Mine and expenses related to other commercial activities.
Corporate and Other Adjusted EBITDA benefited during the year ended December 31, 2022 compared to the same period in the prior year from favorable variances in Middlemount’s results due to the impact of higher sales pricing ($84.6 million) and gains on various land sales in both the U.S. and Australia ($20.0 million). This benefit was offset by unfavorable trading results ($61.6 million) and a gain recognized in the prior year on the sale of the Company’s Millennium Mine ($26.1 million) as discussed in Note 17. “Other Events.”
Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

			Increase (Decrease) to Income
	Year Ended December 31,
	2022	2021	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$1,844.7	$916.7	$928.0	101.2%
Depreciation, depletion and amortization	(317.6)	(308.7)	(8.9)	(2.9)%
Asset retirement obligation expenses	(49.4)	(44.7)	(4.7)	(10.5)%
Restructuring charges	(2.9)	(8.3)	5.4	65.1%
Asset impairment	(11.2)	—	(11.2)	n.m.
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	2.3	33.8	(31.5)	(93.2)%
Interest expense	(140.3)	(183.4)	43.1	23.5%
Net (loss) gain on early debt extinguishment	(57.9)	33.2	(91.1)	(274.4)%
Interest income	18.4	6.5	11.9	183.1%
Net mark-to-market adjustment on actuarially determined liabilities	27.8	43.4	(15.6)	(35.9)%
Unrealized losses on derivative contracts related to forecasted sales	(35.8)	(115.1)	79.3	68.9%
Unrealized losses on foreign currency option contracts	(2.3)	(7.5)	5.2	69.3%
Take-or-pay contract-based intangible recognition	2.8	4.3	(1.5)	(34.9)%
Income tax benefit (provision)	38.8	(22.8)	61.6	270.2%
Income from continuing operations, net of income taxes	$1,317.4	$347.4	$970.0	279.2%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Peabody Energy Corporation	2022 Form 10-K	67

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

			(Decrease) Increase
	Year Ended December 31,		to Income
	2022	2021	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(114.4)	$(107.7)	$(6.7)	(6.2)%
Seaborne Metallurgical Mining	(88.8)	(73.3)	(15.5)	(21.1)%
Powder River Basin Mining	(42.5)	(41.5)	(1.0)	(2.4)%
Other U.S. Thermal Mining	(62.2)	(67.4)	5.2	7.7%
Corporate and Other	(9.7)	(18.8)	9.1	48.4%
Total	$(317.6)	$(308.7)	$(8.9)	(2.9)%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Year Ended December 31,
	2022	2021
Seaborne Thermal Mining	$2.61	$2.19
Seaborne Metallurgical Mining	2.55	1.18
Powder River Basin Mining	0.32	0.25
Other U.S. Thermal Mining	1.23	1.15
The increase in the weighted-average depletion rate per ton for the Seaborne Thermal Mining segment during the year ended December 31, 2022 compared to the same period in the prior year reflects the impact of volume and mix variances across the segment. The increase in the Seaborne Metallurgical Mining segment during the year ended December 31, 2022 compared to the same period in the prior year reflects the resumption of sales at the Shoal Creek Mine.
Asset Impairment. The Company recognized $11.2 million in aggregate asset impairment charges during the year ended December 31, 2022 related to the sale of certain land interests and an investment in equity securities. Refer to Note 3. “Asset Impairment” to the accompanying consolidated financial statements for further information regarding the nature and composition of those charges, which information is incorporated herein by reference.
Changes in Deferred Tax Asset Valuation Allowance and Reserves and Amortization of Basis Difference Related to Equity Affiliates. During the year ended December 31, 2021, the Company released a valuation allowance of approximately $33 million previously recorded on Middlemount’s deferred tax assets as a result of taxable income generated during 2021. As of December 31, 2021, no valuation allowance remained related to Middlemount’s deferred tax assets so there is no release reflected in 2022. The current year income activity relates only to the amortization of basis differences which is comparable to prior periods. Refer to Note 5. “Equity Method Investments” to the accompanying consolidated financial statements for further information regarding these changes, which information is incorporated herein by reference.
Interest Expense. The decrease in interest expense during the year ended December 31, 2022 compared to the prior year primarily reflects debt retirements completed by the Company during 2022 and 2021 and prior year fees related to a series of refinancing transactions completed by the Company as further described in Note 10. “Long-term Debt” to the accompanying consolidated financial statements.
Net (Loss) Gain on Early Debt Extinguishment. The net loss (gain) on early debt extinguishment was primarily related to the redemption of existing notes during the years ended December 31, 2022 and 2021, as further discussed in Note 10. “Long-term Debt” to the accompanying consolidated financial statements.
Interest Income. The increase in interest income during the year ended December 31, 2022 compared to the prior year was primarily due to higher cash balances and interest rates in the current year.

Peabody Energy Corporation	2022 Form 10-K	68

Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. The gain recorded during the year ended December 31, 2022 was driven by increases to the discount rates for actuarially determined liabilities ($190.1 million) and the favorable impacts of changes for the postretirement benefit plans related to updated claims experience ($28.6 million). These increases were offset by mark-to-market losses on pension and postretirement benefit plan assets ($162.1 million); the unfavorable impact of the premium paid for the purchase of a buy-in group annuity contract for a qualified pension plan ($17.6 million) and the unfavorable impacts of medical trend updates for the postretirement benefit plans ($15.7 million).
The gain recorded during the year ended December 31, 2021 was driven by increases to the discount rates for actuarially determined liabilities ($37.6 million); the favorable impacts of changes for the postretirement benefit plans related to updated claims experience ($22.0 million) and a mortality update ($16.6 million); and the favorable impact of an update to the Company’s census data for actuarially determined liabilities ($10.3 million). These increases were offset by mark-to-market losses on pension and postretirement benefit plan assets ($43.1 million).
Unrealized Losses on Derivative Contracts Related to Forecasted Sales. Unrealized losses primarily relate to mark-to-market activity on derivative contracts related to forecasted coal sales. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements.
Unrealized Losses on Foreign Currency Option Contracts. Unrealized losses primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements.
Income Tax Benefit (Provision). The income tax benefit recorded during the year ended December 31, 2022 was primarily due to the release of valuation allowance related to Australian NOLs, partially offset by year-over-year increases in pretax income. Refer to Note 8. “Income Taxes” to the accompanying consolidated financial statements for additional information.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

			Increase (Decrease)
	Year Ended December 31,		to Income
	2022	2021	$	%
	(Dollars in millions)
Income from continuing operations, net of income taxes	$1,317.4	$347.4	$970.0	279.2%
Income from discontinued operations, net of income taxes	1.7	24.0	(22.3)	(92.9)%
Net income	1,319.1	371.4	947.7	255.2%
Less: Net income attributable to noncontrolling interests	22.0	11.3	10.7	94.7%
Net income attributable to common stockholders	$1,297.1	$360.1	$937.0	260.2%
Income from Discontinued Operations, Net of Income Taxes. The decrease in income from discontinued operations, net of income taxes during the year ended December 31, 2022 compared to the prior year period was primarily driven by the prior year gain of $24.6 million recognized on the sale of the Wilkie Creek Mine as discussed in Note 17. “Other Events” to the accompanying consolidated financial statements.
Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests during the year ended December 31, 2022 compared to the prior year period was primarily due to stronger financial results of Peabody’s majority-owned mines in which there is an outside non-controlling interest.
Diluted EPS
The following table presents diluted EPS:

			Increase (Decrease) to
	Year Ended December 31,		EPS
	2022	2021	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$8.29	$3.00	$5.29	176.3%
Income from discontinued operations	0.02	0.22	(0.20)	(90.9)%
Net income attributable to common stockholders	$8.31	$3.22	$5.09	158.1%

Peabody Energy Corporation	2022 Form 10-K	69

Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 157.2 million and 112.0 million for the years ended December 31, 2022 and 2021, respectively.
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

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Income from continuing operations, net of income taxes	$1,317.4	$347.4
Depreciation, depletion and amortization	317.6	308.7
Asset retirement obligation expenses	49.4	44.7
Restructuring charges	2.9	8.3
Asset impairment	11.2	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(2.3)	(33.8)
Interest expense	140.3	183.4
Net loss (gain) on early debt extinguishment	57.9	(33.2)
Interest income	(18.4)	(6.5)
Net mark-to-market adjustment on actuarially determined liabilities	(27.8)	(43.4)
Unrealized losses on derivative contracts related to forecasted sales	35.8	115.1
Unrealized losses on foreign currency option contracts	2.3	7.5
Take-or-pay contract-based intangible recognition	(2.8)	(4.3)
Income tax (benefit) provision	(38.8)	22.8
Adjusted EBITDA	$1,844.7	$916.7
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Operating costs and expenses	$3,290.8	$2,553.1
Unrealized losses on foreign currency option contracts	(2.3)	(7.5)
Take-or-pay contract-based intangible recognition	2.8	4.3
Net periodic benefit credit, excluding service cost	(49.0)	(38.3)
Total Reporting Segment Costs	$3,242.3	$2,511.6
The following table presents Total Reporting Segment Costs by reporting segment:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Seaborne Thermal Mining	$698.0	$580.9
Seaborne Metallurgical Mining	835.2	549.5
Powder River Basin Mining	997.3	836.3
Other U.S. Thermal Mining	709.8	524.9
Corporate and Other	2.0	20.0
Total Reporting Segment Costs	$3,242.3	$2,511.6

Peabody Energy Corporation	2022 Form 10-K	70

Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Year Ended December 31, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	15.6	6.6	82.6	18.4

Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2
Total Reporting Segment Costs	698.0	835.2	997.3	709.8
Adjusted EBITDA	$647.6	$781.7	$68.2	$242.4

Revenue per Ton	$86.07	$243.78	$12.89	$51.82
Costs per Ton	44.65	125.92	12.06	38.63
Adjusted EBITDA Margin per Ton	$41.42	$117.86	$0.83	$13.19

	Year Ended December 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	17.3	5.5	88.4	16.9

Revenue	$934.0	$727.7	$971.2	$689.1
Total Reporting Segment Costs	580.9	549.5	836.3	524.9
Adjusted EBITDA	$353.1	$178.2	$134.9	$164.2

Revenue per Ton	$54.09	$131.83	$10.99	$40.75
Costs per Ton	33.64	99.55	9.46	31.04
Adjusted EBITDA Margin per Ton	$20.45	$32.28	$1.53	$9.71
Free Cash Flow is defined as net cash provided by operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$1,173.6	$420.0
Net cash used in investing activities	(28.7)	(131.5)
Free Cash Flow	$1,144.9	$288.5
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves, resources and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral and margining requirements, and selling and administrative expenses. Recently, the Company has also used cash for early debt retirements, and, historically, it has also used cash for dividends and share repurchases.

Peabody Energy Corporation	2022 Form 10-K	71

Any future determinations to return capital to stockholders, such as dividends or share repurchases will depend on a variety of factors, including the restrictions set forth under the Company’s debt and surety agreements, its net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. The Company’s ability to declare dividends or repurchase shares in the future will depend on its future financial performance, which in turn depends on the successful implementation of its strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to its industry, many of which are beyond the Company’s control. The Company has presently suspended the payment of dividends and share repurchases, as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Liquidity
As of December 31, 2022, the Company’s cash balances totaled $1,307.3 million, including approximately $412 million held by U.S. subsidiaries, approximately $863 million held by Australian subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the year ended December 31, 2022, the Company repatriated approximately $1.3 billion. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity increased from $995.9 million as of December 31, 2021 to $1,317.8 million as of December 31, 2022. Available liquidity was comprised of the following:

	December 31,
	2022	2021
	(Dollars in millions)
Cash and cash equivalents	$1,307.3	$954.3
Credit facility availability	3.5	15.3
Accounts receivable securitization program availability	7.0	26.3
Total liquidity	$1,317.8	$995.9
Collateral Requirements
In November 2020, the Company entered into an agreement with the providers of its surety bond portfolio to resolve previous collateral demands. In accordance with the agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit. The Company subsequently granted second liens on $200.0 million of certain mining equipment and is further required to post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the surety providers. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the surety agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow since entering into the surety agreement, additional collateral of $102.4 million was posted during the year ended December 31, 2022 and $74.4 million was posted in January 2023, in the form of cash-collateralized letters of credit. The Company is unable to accurately estimate future additional collateral postings due to the sensitivity of free cash flow to external market factors such as coal pricing.
Under the agreement, the relevant surety providers agreed to a standstill through December 31, 2025, during which time, the surety providers will not demand collateral incremental to that described above, draw on letters of credit posted for the benefit of themselves or cancel any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties.
The Company is currently in negotiations with its surety providers to amend the existing agreement, including a modification to permit shareholder returns.

Peabody Energy Corporation	2022 Form 10-K	72

Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, expected to primarily support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At December 31, 2022, letters of credit of $103.3 million were outstanding under the agreement, which were collateralized by cash of $111.0 million, which includes interest earned on deposits.
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
High demand and tight supply for coal globally during 2022 has resulted in a substantial rise in seaborne thermal coal prices, which has been amplified by the Russian-Ukrainian conflict resulting in unprecedented upward volatility in Newcastle coal pricing since late February 2022. The Newcastle financial price reached over $450 per metric ton during 2022, compared to approximately $166 per metric ton on December 31, 2021. As a result, the Company’s total initial and variation margin requirements reached approximately $750 million during March 2022. Margin is returned to the Company upon reductions in the underlying market coal price or, absent such reductions, cash is recovered as the Company delivers coal into the market at spot prices.
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
To reduce exposure to additional margin requirements, during 2022, the Company converted 0.8 million metric tons of financial hedges into fixed price physical sales. As of December 31, 2022, 0.6 million metric tons remain outstanding and are projected to settle during the first half of 2023.
On December 31, 2022, the Company had $255.5 million of margin posted. On February 17, 2023, the Company had $80.5 million of margin posted. For additional information regarding the Company’s coal derivative contracts, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Peabody Energy Corporation	2022 Form 10-K	73

Indebtedness
The Company’s total indebtedness as of December 31, 2022 and 2021 is presented in the table below.

	December 31,
Debt Instrument (defined below, as applicable)	2022	2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	—	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	—	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	—	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	—	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	23.6	29.3
Less: Debt issuance costs	(9.8)	(34.8)
	333.8	1,137.8
Less: Current portion of long-term debt	13.2	59.6
Long-term debt	$320.6	$1,078.2
As further described below, during 2021, the Company completed a significant debt restructuring to extend maturities on its existing debt and obtain covenant relief. Subsequent to these restructuring activities, the Company utilized various methods allowable or required under its relevant debt agreements to retire all of its senior secured long-term debt by December 31, 2022, as only the 2028 Convertible Notes, which are further described below, and finance lease obligations remain outstanding.
The Company’s remaining indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at December 31, 2022, of approximately $25 million in 2023, $16 million in 2024, $14 million in 2025, $13 million in 2026, $11 million in 2027 and $322 million thereafter.
Cash interest payments amounted to $118.5 million, $174.9 million and $126.9 million during the years ended December 31, 2022, 2021, and 2020, respectively.
2021 Debt Restructuring
During the first quarter of 2021, the Company completed a series of financing transactions to provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity. These transactions included a senior notes exchange, a revolving credit facility exchange, various amendments to the Company’s existing debt agreements and a support agreement with the Company’s surety bond providers. These transactions were preceded by an organizational realignment in which the Company formed certain wholly-owned subsidiaries (the Co-Issuers) to indirectly own and conduct the operations of the Company’s Wilpinjong Mine in Australia and the designation of such entities as unrestricted subsidiaries under the Company’s then-existing credit agreement (Credit Agreement) and senior notes’ indenture.
The senior notes exchange involved the tender of $398.7 million aggregate principal amount of the Company’s 2022 Notes for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 2024 Co-Issuer Notes, (b) $195.1 million aggregate principal amount of new 2024 Peabody Notes issued by the Company and (c) a cash payment of approximately $9.4 million.
Concurrently with the senior notes exchange, the Company solicited consents from holders of the 2022 Notes to certain proposed amendments to its existing senior notes’ indenture to (i) eliminate substantially all of the restrictive covenants, certain events of default applicable to the 2022 Notes and certain other provisions contained in their indenture and (ii) release the collateral securing the 2022 Notes and eliminate certain other related provisions. The Company received the requisite consents from holders of the 2022 Notes and entered into a supplemental indenture to reflect such amendments.

Peabody Energy Corporation	2022 Form 10-K	74

The Company also restructured $216.0 million of existing revolving loans under the Credit Agreement by (i) paying down $10.0 million aggregate principal amount of such loans, (ii) compelling the Co-Issuers to incur $206.0 million of Co-Issuer Term Loans under a separate credit agreement, (iii) entering into a letter of credit facility (the Company LC Agreement) and (iv) amending the Credit Agreement.
Under the Company LC Agreement, the Company obtained a $324.0 million letter of credit facility under which its existing letters of credit under the Credit Agreement were deemed to be issued. Undrawn letters of credit under the Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee. The Company LC Agreement was subsequently amended during 2022 to mandatorily reduce its capacity by approximately $22 million to make allowable certain previously restricted payments for joint venture investments. The amendment creates an investment basket which allows payments of $30.0 million per year specifically limited to investment in renewable energy-related projects. The Company has no contractual commitment for such project investment. Unused portions of the basket carryover from year-to-year, and the total amount of investment will further reduce the credit facility capacity by a like amount, or a minimum of $10.0 million per year, through the maturity of the credit facility. In February 2023, the Company LC Agreement was further amended to reduce its capacity by an additional $65.0 million, accelerate its expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023.
The Company expects to utilize its collateralized letter of credit agreement to offset reductions in the capacity of the Company LC Agreement.
Completion of the 2021 debt restructuring transactions allowed the Company to finalize the surety transaction support agreement described above.
2021 Debt Retirements
During the remainder of 2021, the Company retired $293.3 million of debt principal for cash at an aggregate cost of $250.3 million, and $106.1 million of debt principal in exchange for 10.0 million shares of its common stock, as further described below.
In March 2021, as a requirement of the senior notes exchange, the Company purchased $22.4 million of the 2024 Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest.
In June 2021, the Company announced an at-the-market equity offering program pursuant to which, as amended, the Company could offer and sell up to 32.5 million shares of its common stock. During the year ended December 31, 2021, the Company sold approximately 24.8 million shares for net cash proceeds of $269.8 million. Such proceeds were utilized, in part, for the retirement of debt as described below.
During the year ended December 31, 2021, the Company retired $91.4 million of 2024 Peabody Notes, $117.8 million of 2025 Notes and $61.7 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $232.4 million.
Also during the year ended December 31, 2021, the Company completed multiple bilateral transactions with note holders in which the Company issued an aggregate 10.0 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes.
2022 Debt Retirements
During 2022, the Company retired $1,143.8 million of debt principal for cash at an aggregate cost of $1,172.0 million, as further described below. Such amounts exclude the $225.0 million principal amount borrowed and repaid under the now-terminated revolving facility described above.
On March 31, 2022, the Company retired the remaining principal balance of 2022 Notes upon maturity for $23.1 million.

Peabody Energy Corporation	2022 Form 10-K	75

During the three months ended March 31, 2022, $62.5 million principal amount of the 2024 Peabody Notes was retired using proceeds from the offering of 2028 Convertible Notes, as further described below, and the remaining $0.1 million principal amount was retired through a mandatory repurchase offer required under the terms of their indenture and the Company LC Agreement. Such mandatory repurchase offers were required when the Company made open market repurchases of its debt. In general, the repurchase offers equated to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. In addition to the $0.1 million principal amount of 2024 Peabody Notes repurchased through such offers, the Company repurchased $42.2 million of aggregate priority lien obligations under the Company LC Agreement during 2022 at approximately 95%. The repurchases of Company LC Agreement commitments were effected by the posting of $40.1 million of collateral with the administrative agent and did not reduce the availability under the facility.
In March 2022, $257.4 million principal amount of the 2025 Notes was retired using proceeds from the offering of 2028 Convertible Notes, as further described below. The remaining 2025 Notes were retired through an open market repurchase of $11.4 million principal amount at 98.00% in September 2022 and, in accordance with the notes’ indenture, a voluntary prepayment of $66.1 million principal amount at 101.59% in December 2022.
The Senior Secured Term Loan was retired through various open market purchases of $44.1 million principal amount throughout 2022 at an aggregate cost of $42.1 million, scheduled quarterly principal amortization payments of $3.0 million, and, in accordance with the terms of the Credit Agreement, a voluntary prepayment of $276.2 million principal amount at par in December 2022.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans were subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period could be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments could be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month periods ended December 31, 2021 and June 30, 2022 and the resultant mandatory prepayment offers, during 2022, the Company prepaid $18.5 million principal amount of 2024 Co-Issuer Notes at an aggregate cost of $19.2 million and $17.2 million principal amount of Co-Issuer Term Loans at par.
Voluntary repurchases of Co-Issuer Term Loans were permissible through various methods, including a modified Dutch auction process in which the Company could solicit acceptable prices from holders. During the year ended December 31, 2022, the Company solicited bids from all holders of Co-Issuer Term Loans at various dates for the repurchase of the remaining outstanding principal amount, resulting in the valid tender and purchase of $185.9 million principal amount at an aggregate cost of $195.8 million.
The underlying terms of the 2024 Co-Issuer Notes and Co-Issuer Term Loans required parity between the holders of Co-Issuer Term Loans and holders of the 2024 Co-Issuer Notes with respect to repurchase offers such as those undertaken through the auction processes described above. As such, the Company solicited commensurate bids from all holders of 2024 Co-Issuer Notes at various dates during the year ended December 31, 2022 for the repurchase of the remaining outstanding principal amount, resulting in the valid tender and purchase of $147.3 million principal amount at an aggregate cost of $154.1 million.
Subsequent to the modified Dutch auction processes and related transactions, during the fourth quarter of 2022, the Company voluntarily prepaid the remaining $28.1 million principal amount of 2024 Co-Issuer Notes and $2.9 million principal amount of Co-Issuer Term Loans at an aggregate cost of $32.8 million, including certain make whole premium amounts.
3.250% Convertible Senior Notes due 2028
On March 1, 2022, through a private offering, the Company issued $320.0 million in aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the 2028 Convertible Notes). The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes to redeem the remaining $62.5 million of its outstanding 2024 Peabody Notes and, together with available cash, approximately $257.4 million of its outstanding 2025 Notes, and to pay related premiums, fees and expenses relating to the offering of the 2028 Convertible Notes and the redemptions.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms, as described in Note 10. “Long-term Debt” of the accompanying consolidated financial statements. The 2028 Convertible Notes will bear interest at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year.

Peabody Energy Corporation	2022 Form 10-K	76

During the fourth quarter of 2022, the Company’s reported common stock prices reached levels which prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes are convertible at the option of the holders during the first quarter of 2023. The Company cannot currently satisfy the conversion obligation in cash because the terms of the Credit Agreement generally prohibit the Company from retiring unsecured debt with cash. It is the Company’s current intent and policy to settle any conversions of notes through shares of its common stock. Through February 17, 2023, the Company has not received any conversion requests and does not anticipate receiving any conversion requests in the near term as the market value of the 2028 Convertible Notes exceeds their conversion value.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at December 31, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2023. The Company’s restricted subsidiaries’ relevant liquidity amounted to $1,250.4 million at December 31, 2022.
Accounts Receivable Securitization Program
As described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in January 2022 to extend its maturity to January 2025 and reduce the available funding capacity from $250.0 million to $175.0 million. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations. At December 31, 2022, the Company had no outstanding borrowings and $168.0 million of letters of credit outstanding under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company had no cash collateral posted under the Securitization Program at December 31, 2022.
The securitization program was amended again in February 2023 to increase the available funding capacity to $225.0 million and adjust the relevant interest rate for borrowings to a secured overnight financing rate (SOFR).
Capital Expenditures
For 2023, the Company is targeting total capital expenditures of approximately $325 million. Approximately $200 million of such amount is appropriated to major projects and growth capital expenditures, including approximately $120 million for the initial redevelopment of the Company’s North Goonyella mine.
Other Requirements
The Company will incur significant future cash outflows for certain liabilities related to its prior mining activities and former employees. Such cash flows pertain to postretirement benefit plans, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and end-of-mine closure costs and exploration obligations and are estimated to amount to approximately $235 million in 2023, $100 million in 2024, $110 million in 2025, $100 million in 2026, $100 million in 2027 and $1,685 million thereafter.
The Company has various short- and long-term take-or-pay arrangements in Australia and the U.S. associated with rail and port commitments for the delivery of coal, including amounts relating to export facilities. The estimated future cash flows associated with such arrangements are approximately $100 million in 2023, $110 million in 2024, $105 million in 2025, $100 million in 2026, $100 million in 2027 and $875 million thereafter.
The Company’s operating lease commitments, excluding potential contingent rental amounts, will require cash payments of approximately $19 million in 2023, $7 million in 2024 and $4 million thereafter.

Peabody Energy Corporation	2022 Form 10-K	77

Cash Flows and Free Cash Flow
The following table summarizes the Company’s cash flows for the years ended December 31, 2022 and 2021, as reported in the accompanying consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$1,173.6	$420.0
Net cash used in investing activities	(28.7)	(131.5)
Net cash used in financing activities	(681.6)	(43.4)
Net change in cash, cash equivalents and restricted cash	463.3	245.1
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2
Cash, cash equivalents and restricted cash at end of period	$1,417.6	$954.3

Net cash provided by operating activities	$1,173.6	$420.0
Net cash used in investing activities	(28.7)	(131.5)
Free Cash Flow	$1,144.9	$288.5
Operating Activities. The net increase in net cash provided by operating activities for the year ended December 31, 2022 compared to the prior year was driven by a year-over-year increase in cash from the Company’s mining operations ($879.0 million) partially offset by increased cash utilized to satisfy the margin requirements associated with derivative financial instruments ($125.4 million).
Investing Activities. The decrease in net cash used in investing activities for the year ended December 31, 2022 compared to the prior year was driven by increased cash receipts from Middlemount and other related parties ($126.7 million) and increased asset disposal proceeds ($22.8 million), partially offset by increased capital expenditures and payments of capital accruals ($48.5 million).
Financing Activities. The increase in net cash used in financing activities for the year ended December 31, 2022 compared to the prior year was driven by higher repayments of debt principal ($1,122.0 million), decreased proceeds from common stock issuances in the current year ($47.8 million) and higher distributions to non-controlling interests ($13.6 million) partially offset by proceeds from long-term debt issuances of $545.0 million during the year ended December 31, 2022.
Off-Balance-Sheet Arrangements
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying consolidated balance sheets. At December 31, 2022, such instruments included $1,376.8 million of surety bonds and $569.6 million of letters of credit. Such financial instruments provide support for its reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in its consolidated balance sheets.

Peabody Energy Corporation	2022 Form 10-K	78

As of December 31, 2022, the Company was party to financial instruments with off-balance sheet risk in support of the following obligations:

	Reclamation	Health and welfare (1)	Contract performance (2)	Leased property and equipment	Other (3)	Total
	(Dollars in millions)
Surety bonds and bank guarantees	$1,250.1	$40.5	$35.2	$35.0	$16.0	$1,376.8
Letters of credit outstanding under letter of credit facilities	300.8	91.9	3.9	5.0	—	401.6
Letters of credit outstanding under accounts receivable securitization program	137.0	19.2	11.8	—	—	168.0
	1,687.9	151.6	50.9	40.0	16.0	1,946.4
Less: Letters of credit in support of surety bonds (4)	(431.7)	(31.9)	(4.1)	(1.2)	—	(468.9)
Obligations supported, net	$1,256.2	$119.7	$46.8	$38.8	$16.0	$1,477.5
(1)    Obligations include pension and health care plans, workers’ compensation, and property and casualty insurance.
(2)    Obligations pertain to customer and vendor contracts.
(3)    Obligations primarily pertain to the disturbance or alteration of public roadways in connection with the Company’s mining activities that is subject to future restoration.
(4)    Serve as collateral for certain surety bonds at the request of surety bond providers.
Not presented in the above table is approximately $187 million of cash collateral posted by the Company and included in the accompanying consolidated balance sheet at December 31, 2022. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s collateralized letter of credit agreement, mandatory repurchases of credit facility capacity, additional collateral in support of certain surety bonds, and amounts held directly with beneficiaries which are not supported by surety bonds.
Financial assurances associated with new reclamation bonding requirements, surety bonds or other obligations may require additional collateral in the form of cash or letters of credit causing a decline in the Company’s liquidity.
As described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to the accompanying consolidated financial statements, the Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits.
At December 31, 2022, the Company had total asset retirement obligations of $750.0 million which were backed by a combination of surety bonds, bank guarantees and letters of credit.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to the accompanying consolidated financial statements for a discussion of the Company’s accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based upon its financial statements, which have been prepared in accordance with U.S. GAAP. The Company is also required under U.S. GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Peabody Energy Corporation	2022 Form 10-K	79

Asset Retirement Obligations. The Company’s asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, escalated for inflation and then discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. If the Company’s assumptions do not materialize as expected, actual cash expenditures and costs that it incurs could be materially different than currently estimated. Moreover, regulatory changes could increase its obligation to perform reclamation and mine closing activities. Amortization associated with the Company’s asset retirement obligation assets of $26.5 million for the year ended December 31, 2022 was included in “Depreciation, depletion and amortization” in the Company’s consolidated statements of operations. Asset retirement obligation expense, consisting of both accretion expense and changes in estimates for the Company’s inactive locations, for the year ended December 31, 2022 was $49.4 million and payments totaled $52.6 million. See Note 12. “Asset Retirement Obligations” to the accompanying consolidated financial statements for additional information regarding the Company’s asset retirement obligations.
Impairment of Long-Lived Assets. The Company evaluates its long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends and a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. The Company generally does not view short-term declines in thermal and metallurgical coal prices as a triggering event for conducting impairment tests because of historic price volatility. However, the Company generally views a sustained trend of depressed coal pricing (for example, over periods exceeding one year) as an indicator of potential impairment. Because of the volatile and cyclical nature of coal prices and demand, it is reasonably possible that coal prices may decrease and/or fail to improve in the near term, which, absent sufficient mitigation such as an offsetting reduction in the Company’s operating costs, may result in the need for future adjustments to the carrying value of its long-lived mining assets and mining-related investments.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For its active mining operations, the Company generally groups such assets at the mine level, or the mining complex level for mines that share infrastructure, with the exception of impairment evaluations triggered by mine closures. In those cases involving mine closures, the related assets are evaluated at the individual asset level for remaining economic life based on transferability to ongoing operating sites or for expected salvage. For its development and exploration properties and portfolio of surface land and coal reserve and resource holdings, the Company considers several factors to determine whether to evaluate those assets individually or on a grouped basis for purposes of impairment testing. Such factors include geographic proximity to one another, the expectation of shared infrastructure upon development based on future mining plans and whether it would be most advantageous to bundle such assets in the event of a sale to a third party.
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows in the LOM plan expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. As quoted market prices are unavailable for the Company’s individual mining operations, fair value is determined through the use of an expected present value technique based on the income approach, except for non-strategic coal reserves and resources, surface lands and undeveloped coal properties excluded from its long-range mine planning. In those cases, a market approach is utilized based on the most comparable market multiples available. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived mining assets are derived from those developed in connection with its planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes. The most critical assumptions underlying its projections and fair value estimates include those surrounding future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, foreign currency exchange rates and a risk-adjusted, cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy), in addition to market multiples for non-strategic coal reserves and resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning (which generally constitute Level 2 inputs under the fair value hierarchy).

Peabody Energy Corporation	2022 Form 10-K	80

Impairment charges related to long-lived assets of $9.5 million were recorded for the year ended December 31, 2022. The assumptions used are based on the Company’s best knowledge at the time it prepares its analysis but can vary significantly due to the volatile and cyclical nature of coal prices and demand, regulatory issues, unforeseen mining conditions, commodity prices and cost of labor. These factors may cause the Company to be unable to recover all or a portion of the carrying value of its long-lived assets.
See Note 3. “Asset Impairment” to the accompanying consolidated financial statements for additional information regarding impairment charges.
Income Taxes. Peabody accounts for income taxes in accordance with accounting guidance which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. In its evaluation of the need for a valuation allowance, Peabody takes into account various factors, including the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. During the year ended December 31, 2022, the Company released valuation allowances of $74.7 million recorded against the Australian NOLs and net deferred tax asset position due to the significant current year utilization of NOLs and expected future realization of the deferred tax assets. At December 31, 2022, the Company maintained valuation allowances for income taxes totaling $1,451.0 million. If actual results differ from the assumptions made in the annual evaluation of its valuation allowance, Peabody may record a change in valuation allowance through income tax expense in the period such determination is made.
Peabody’s liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. Peabody recognizes the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position must be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. At December 31, 2022, the Company had net unrecognized tax benefits of $9.5 million included in recorded liabilities in the consolidated balance sheet. Peabody believes that its judgments and estimates are reasonable; however, to the extent it prevails in matters for which liabilities have been established, or are required to pay amounts in excess of its recorded liabilities, the Company’s effective tax rate in a given period could be materially affected.
See Note 8. “Income Taxes” to the accompanying consolidated financial statements for additional information regarding valuation allowances and unrecognized tax benefits.
Postretirement Benefit and Pension Liabilities. Peabody has long-term liabilities for its employees’ postretirement benefit costs and defined benefit pension plans. Its pension obligations are funded in accordance with the provisions of applicable laws and the Company’s policies. Liabilities for postretirement benefit costs are funded at its discretion. For the year ended December 31, 2022, Peabody recorded a total benefit related to postretirement benefit costs and pension of $49.1 million, while employer contributions were $15.9 million. An actuarial gain of $30.6 million was recorded for the year ended December 31, 2022.
Each of these liabilities is actuarially determined and Peabody uses various actuarial assumptions, including the discount rate, future cost trends, mortality tables, demographic assumptions and expected asset returns to estimate the costs and obligations for these items. Peabody’s discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service its liabilities. The Company makes assumptions related to future trends for medical care costs in the estimates of postretirement benefit costs. Its medical trend assumption is developed by annually examining the historical trend of cost per claim data. In deciding which mortality tables to use, the Company periodically reviews its population’s actual mortality experience and evaluates results against its current assumptions as well as consider recent mortality tables published by the Society of Actuaries Retirement Plans Experience Committee in order to select mortality tables for use in its year end valuations. In addition, the Company makes assumptions related to rates of return on plan assets. If its assumptions do not materialize as expected, actual cash expenditures and costs that Peabody incurs could differ materially from its current estimates. Moreover, regulatory changes could affect Peabody’s obligation to satisfy these or additional obligations.

Peabody Energy Corporation	2022 Form 10-K	81

For the Company’s postretirement benefit obligation, assumed discount rates and health care cost trend rates have a significant effect on the expense and liability amounts reported for its health care plans. Below the Company has provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

	For Year Ended December 31, 2022
	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(Dollars in millions)
Health care cost trend rate:
Effect on total net periodic postretirement benefit cost	$0.5	$(0.4)
Effect on total postretirement benefit obligation	$11.3	$(10.2)

	For Year Ended December 31, 2022
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic postretirement benefit cost	$0.9	$(0.9)
Effect on total postretirement benefit obligation	$(6.0)	$6.4

Expected return on assets:
Effect on total net periodic postretirement benefit cost	$(0.1)	$0.1
For the Company’s pension obligation, assumed discount rates and expected returns on assets have a significant effect on the expense and funded status amounts reported for its defined benefit pension plans. Below the Company has provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

	For Year Ended December 31, 2022
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic pension cost	$2.4	$(2.7)
Effect on defined benefit pension plans’ projected benefit obligation	$(5.0)	$5.4

Expected return on assets:
Effect on total net periodic pension cost	$(3.7)	$3.7
As a result of discretionary contributions made in recent years, its defined benefit pension plans have become nearly fully funded. As a result of the funding level, the asset allocation mix reflected Peabody’s target asset mix of 100% fixed income investments and the pensions plans’ assets provide a significant hedge to the funded status against interest rate movements. If the discount rate moves, Peabody’s actual results would be different than those shown above as substantially all of the change in the discount rate should be offset by changes to the expected return on plan assets.
See Note 13. “Postretirement Health Care and Life Insurance Benefits” and Note 14. “Pension and Savings Plans” to the accompanying consolidated financial statements for additional information regarding postretirement benefit and pension plans.
Contingent liabilities. From time to time, Peabody is subject to legal and environmental matters related to its continuing and discontinued operations and certain historical, non-coal producing operations. In connection with such matters, the Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses.
A determination of the amount of reserves required for these matters is made after considerable analysis of each individual issue. Peabody accrues for legal and environmental matters within “Operating costs and expenses” when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with Accounting Standards Codification 450, “Contingencies.”

Peabody Energy Corporation	2022 Form 10-K	82

Peabody provides disclosure surrounding loss contingencies when it believes that it is at least reasonably possible that a material loss may be incurred or an exposure to loss in excess of amounts already accrued may exist. Adjustments to contingent liabilities are made when additional information becomes available that affects the amount of estimated loss, which information may include changes in facts and circumstances, changes in interpretations of law in the relevant courts, the results of new or updated environmental remediation cost studies and the ongoing consideration of trends in environmental remediation costs.
Accrued contingent liabilities exclude claims against third parties and are not discounted. The current portion of these accruals is included in “Accounts payables and accrued expenses” and the long-term portion is included in “Other noncurrent liabilities” in the Company’s consolidated balance sheets. In general, legal fees related to environmental remediation and litigation are charged to expense. The Company includes the interest component of any litigation-related penalties within “Interest expense” in its consolidated statements of operations. See Note 21. “Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion of the Company’s contingent liabilities.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
The potential for changes in the market value of the Company’s coal and freight-related trading, crude oil, diesel fuel and foreign currency contract portfolios, as applicable, is referred to as “market risk.” Market risk related to its coal trading and freight-related contract portfolio, which includes bilaterally-settled and over-the-counter (OTC) exchange-settled trading, in addition to, from time to time, the brokered trading of coal, is evaluated using a value at risk (VaR) analysis. VaR analysis is not used to evaluate the Company’s non-trading diesel fuel or foreign currency hedging portfolios, as applicable, or coal trading activities it employs in support of coal production (as discussed below). The Company attempts to manage market price risks through diversification, controlling position sizes and executing hedging strategies. Due to a lack of quoted market prices and the long-term, illiquid nature of the positions, the Company has not quantified market price risk related to its non-trading, long-term coal supply agreement portfolio.
Coal Trading Activities and Related Commodity Price Risk
Coal Price Risk Monitored Using VaR. Peabody engages in direct and brokered trading of physical coal and freight-related commodities in OTC markets. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. Peabody actively measures, monitors, manages and hedges market price risk due to current and anticipated trading activities to remain within risk limits prescribed by management. For example, it has policies in place that limit the amount of market price risk, as measured by VaR, that the Company may assume at any point in time from its trading and brokerage activities.
Peabody generally accounts for its coal trading activities using the fair value method, which requires it to reflect contracts with third parties that meet the definition of a derivative at market value in its consolidated financial statements, with the exception of contracts for which it has elected to apply the normal purchases and normal sales exception. Peabody’s trading portfolio included futures, forwards and options as of December 31, 2022. The use of VaR allows the Company to quantify in dollars, on a daily basis, a measure of price risk inherent in its trading portfolio. VaR represents the expected loss in portfolio value due to adverse market price movements over a defined time horizon (liquidation period) within a specified confidence level. Peabody’s VaR model is based on a variance/co-variance approach, which captures its potential loss exposure related to future, forward, swap and option positions. Peabody’s VaR model assumes a 15-day holding period at the time of VaR measurement and produces an output corresponding with a 95% one-tailed confidence interval, which means that there is a one in 20 statistical chance that its portfolio could lose more than the VaR estimates during the assumed liquidation period. Peabody’s volatility calculation incorporates an exponentially weighted moving average algorithm based on price movements during the previous 60 market days, which makes its volatility more representative of recent market conditions while still reflecting an awareness of historical price movements. VaR does not estimate the maximum potential loss expected in the 5% of the time that changes in the portfolio value during the assumed liquidation period is expected to exceed measured VaR. The Company uses stress testing and scenario analysis to help provide visibility in such cases, as discussed further below.

Peabody Energy Corporation	2022 Form 10-K	83

VaR analysis allows the Company to aggregate market price risk across products in the portfolio, compare market price risk on a consistent basis and identify the drivers of risk and changes thereto over time. Peabody uses historical data to estimate price volatility as an input to VaR. Given its reliance on historical data, the Company believes VaR is reasonably effective in characterizing market price risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. Nonetheless, an inherent limitation of VaR is that past changes in market price risk factors may not produce accurate predictions of future market price risk. Due to that limitation, combined with the subjectivity in the choice of the liquidation period and reliance on historical data to calibrate its models, the Company performs stress and scenario analyses as needed to estimate the impacts of market price changes on the value of the portfolio. Additionally, back-testing is regularly performed to monitor the effectiveness of its VaR measure. The results of these analyses are used to supplement the VaR methodology and identify additional market price-related risks.
During the year ended December 31, 2022, the actual low, high and average VaR associated with the Company’s trading and brokerage function was $0.6 million, $23.0 million and $5.4 million, respectively.
Other Risk Exposures. Peabody also uses its coal trading and brokerage platform to support various coal production-related activities. These transactions may involve coal to be produced from its mines, coal sourcing arrangements with third-party mining companies, joint venture positions with producers or offtake agreements with producers. While the support activities (such as the forward sale of coal to be produced and/or purchased) may ultimately involve instruments sensitive to market price risk, the sourcing of coal in these arrangements does not involve market risk sensitive instruments and does not encompass the commodity price risks that the Company monitors through VaR analysis, as discussed above.
Future Realization. As of December 31, 2022, the total estimated future realization of the value of the Company’s trading portfolio is expected to occur during 2023.
Peabody also monitors other types of risk associated with its coal trading activities, including credit, market liquidity and counterparty nonperformance.
Credit and Nonperformance Risk
The fair values of Peabody’s derivative instruments utilized for corporate hedging and coal trading activities reflect adjustments for credit risk, as necessary. The Company’s exposure is substantially with electric utilities, energy marketers, steel producers and nonfinancial trading houses. Its policy is to independently evaluate each counterparty’s creditworthiness prior to entering into transactions and to regularly monitor exposures. Peabody manages its counterparty risk from its hedging activities related to foreign currency and fuel exposures, as applicable, through established credit standards, diversification of counterparties, utilization of investment grade commercial banks, adherence to established tenor limits based on counterparty creditworthiness and continual monitoring of that creditworthiness. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), Peabody has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for Peabody’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, Peabody seeks to enter into netting agreements with counterparties that permit it to offset asset and liability positions with such counterparties and, to the extent required, Peabody will post or receive margin amounts associated with exchange-cleared and certain OTC positions. Peabody also continually monitors counterparty and contract nonperformance risk, if present, on a case-by-case basis.

Peabody Energy Corporation	2022 Form 10-K	84

Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements. As of December 31, 2022, the Company had currency options outstanding with an aggregate notional amount of $745.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the first nine months of 2023. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $190 to $200 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at December 31, 2022, the currency option contracts outstanding at that date would limit the Company’s net exposure to a $0.10 unfavorable change in the exchange rate to approximately $167 million for the next twelve months. Subsequent to December 31, 2022, the Company entered into additional average rate options with an aggregate notional amount of $135.0 million Australian dollars related to the second and third quarters of 2023 and purchased collars with an aggregate notional amount of $150.0 million Australian dollars related to the second half of 2023. The additional average rate options have a strike price of $0.75. The purchased collars have a floor and ceiling of $0.63 and $0.75, respectively, whereby the Company would incur a loss on the instruments for rates below the floor and gain for rates above the ceiling. The Company anticipates it will continue to use options and collars to hedge Australian dollar currency risk.
Coal Price Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. Sales under such agreements comprised approximately 85%, 84% and 89% of its worldwide sales (by volume) for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had approximately 111 million tons of U.S. thermal coal priced and committed for 2023. This includes approximately 92 million tons of PRB coal and 19 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating 2023 thermal coal sales volumes from its Seaborne Thermal Mining segment of 14.5 million to 15.5 million tons comprised of thermal export volume of 9.0 million to 10.0 million tons and domestic volume of 5.5 million tons. Peabody is estimating full year 2023 metallurgical coal sales from its Seaborne Metallurgical Mining segment of 7.0 million to 8.0 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing.
As of December 31, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 0.6 million tonnes. Such financial contracts may include futures, forwards and options. The notional volume is related predominantly to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine’s life. All such tonnes will settle in 2023. The Newcastle thermal coal index was $398.50 per tonne on December 31, 2022, and the Company had posted $198 million of variation margin for the related derivative contracts at such date. A change in the Newcastle forward curve of $100 per tonne would increase or decrease the Company’s variation margin requirement by approximately $55 million and result in comparable unrealized gains or losses.
Diesel Fuel Price Risk
Previously, the Company managed price risk of the diesel fuel used in its mining activities through the use of derivatives, primarily swaps. As of December 31, 2022, the Company did not have any diesel fuel derivative instruments in place. The Company also manages the price risk of diesel fuel through the use of cost pass-through contracts with certain customers.
The Company expects to consume 100 to 110 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $26 million based on its expected usage.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. As of December 31, 2022, Peabody had approximately $320.0 million of fixed-rate borrowings and no variable-rate borrowings outstanding and had no interest rate swaps in place. A one percentage point increase in interest rates would result in a decrease of approximately $23 million in the estimated fair value of these borrowings.

Peabody Energy Corporation	2022 Form 10-K	85

Item 8.     Financial Statements and Supplementary Data.
See Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this report for the information required by this Item 8, which information is incorporated by reference herein.
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Peabody’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, Peabody’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022 were effective to provide reasonable assurance that the desired control objectives were achieved.
Changes in Internal Control Over Financial Reporting
Peabody periodically reviews its internal control over financial reporting as part of its efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, Peabody routinely reviews its system of internal control over financial reporting to identify potential changes to its processes and systems that may improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new systems; consolidating the activities of acquired business units; migrating certain processes to its shared services organizations and/or managed third parties; formalizing and refining policies, procedures and control documentation requirements; improving segregation of duties and adding monitoring controls. In addition, when Peabody acquires new businesses, it incorporate its controls and procedures into the acquired business as part of its integration activities.
There have been no changes in Peabody’s internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for maintaining and establishing adequate internal control over financial reporting. An evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of the end of the period covered by this report was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. This evaluation is performed to determine if the Company’s internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2022.

Peabody Energy Corporation	2022 Form 10-K	86

Peabody’s Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited Peabody’s internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ James C. Grech	/s/ Mark A. Spurbeck
James C. Grech President and Chief Executive Officer	Mark A. Spurbeck Executive Vice President and Chief Financial Officer
February 24, 2023

Peabody Energy Corporation	2022 Form 10-K	87

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peabody Energy Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peabody Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Peabody Energy Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young, LLP

St. Louis, Missouri

February 24, 2023

Peabody Energy Corporation	2022 Form 10-K	88

Item 9B.     Other Information.
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K is included under the caption Proposal 1 - “Election of Directors” in Peabody’s 2023 Proxy Statement and in Part I, Item 1. “Business” of this report under the caption “Information About Our Executive Officers.” The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Stock Ownership,” “Additional Information Concerning the Board of Directors - Corporate Governance - Code of Business Conduct and Ethics” and “Additional Information Concerning the Board of Directors - Committee Overview - Audit Committee” in Peabody’s 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Additional Information Concerning the Board of Directors - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Risk Assessment in Compensation Programs,” “Executive Compensation Tables,” “Pay Ratio Disclosure” and “Pay Versus Performance Disclosure” in Peabody’s 2023 Proxy Statement and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K is included under the caption “Stock Ownership - Security Ownership of Directors and Management and Certain Beneficial Owners” in Peabody’s 2023 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
As required by Item 201(d) of Regulation S-K, the following table provides information regarding Peabody’s equity compensation plans as of December 31, 2022:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	624,553	(1)	$—	(2)	6,907,901
Equity compensation plans not approved by security holders	—		—		—
Total	624,553		$—		6,907,901
(1)Shares issuable pursuant to outstanding performance units and vested but not issued deferred stock units. Performance units are shown at target and could change based on actual metrics achieved.
(2)The weighted-average exercise price shown in the table does not take into account outstanding deferred stock units or performance awards.
Refer to Note 16. “Share-Based Compensation” to the accompanying consolidated financial statements for additional information regarding the material features of Peabody’s current equity compensation plans.

Peabody Energy Corporation	2022 Form 10-K	89

Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by Items 404 and 407(a) of Regulation S-K is included under the captions “Review of Related Person Transactions” and “Additional Information Concerning the Board of Directors - Board Independence” in Peabody’s 2023 Proxy Statement and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
The information required by Item 9(e) of Schedule 14A is included under the caption “Audit Fees” in Peabody’s 2023 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of the Report
(1) Financial Statements.
The following consolidated financial statements of Peabody Energy Corporation and the report thereon of the independent registered public accounting firm are included herein on the pages indicated:
(2) Financial Statement Schedules.
The following financial statement schedule of Peabody Energy Corporation is at the page indicated:

Page
Valuation and Qualifying Accounts	F-63
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

Peabody Energy Corporation	2022 Form 10-K	90

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

4.14
Indenture, dated as of March 1, 2022, between Peabody Energy Corporation and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2022).

10.1	Federal Coal Lease WYW0321779: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.2	Federal Coal Lease WYW119554: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.3	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).

Peabody Energy Corporation	2022 Form 10-K	91

10.4	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.5	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.6	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-59073, filed September 8, 1998).
10.7	Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.8	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.9	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.10	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.11	Federal Coal Lease Readjustment WYW78633: Caballo (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
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

10.24*
Variation of Employment Contract, dated August 11, 2021, between Peabody Energy Australia Coal Pty Ltd and Darren R. Yeates (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed August 13, 2021).

10.25*	Peabody Energy Corporation 2019 Executive Severance Plan. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.26
Termination Agreement, dated as of October 5, 2020, between Peabody Energy Corporation and Arch Resources, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 6, 2020).

Peabody Energy Corporation	2022 Form 10-K	92

10.27
Limited Waiver to Purchase and Sale Agreement by and between Four Star Holdings, LLC and Western Megawatt Resources, LLC dated March 30, 2016 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.28
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

10.29
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

10.30
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

10.31
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

10.32
Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2017).

10.33
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.128 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.34
Settlement Agreement dated as of March 13, 2017 by and among the Registrant, certain subsidiaries of the Registrant, and the United Mine Workers of America 1974 Pension Plan and Trust (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017).

10.35
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

10.36
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

10.37
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

10.38
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

10.39
Credit Agreement dated as of April 3, 2017, among the Registrant, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

Peabody Energy Corporation	2022 Form 10-K	93

10.40
Amendment No. 1 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of September 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 18, 2017).

10.41
Amendment No. 2 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of November 17, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 20, 2017).

10.42
Amendment No. 3 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 19, 2017).

10.43
Amendment No. 4 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of April 11, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 11, 2018).

10.44
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

10.45
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

10.46
Amendment No. 7 to Credit Agreement by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto, and JPMorgan Chase Bank, N.A., as successor administrative agent, dated as of September 17, 2019 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.47
Amendment No. 8 to Credit Agreement by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of January 29, 2021 (as successor to Goldman Sachs Bank USA in its capacity as administrative agent) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.48
Credit Agreement, dated as of January 29, 2021, among the Co-Issuers, as borrowers, Peabody Energy Corporation, as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.49
Credit Agreement, dated as of January 29, 2021, among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.50*	Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed April 3, 2017).
10.51
Registration Rights Agreement, dated as of April 3. 2017, among the Registrant and the stockholders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed, April 3, 2017).

10.52	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.53*
Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.54*
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.55*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.56*
Form of Performance Share Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan. (Incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.57	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

Peabody Energy Corporation	2022 Form 10-K	94

10.58*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.59*
Form of Restricted Stock Unit Agreement (ELT Level 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.75 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.60*
Form of Restricted Stock Unit Agreement (Director Level and Above 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.76 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.61*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.62*
Form of Restricted Stock Unit Agreement (Director Level and Above 2020 Off-Cycle Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.63*
Form of Performance Share Units Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.64*
Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.65*
Form of 2021 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 5, 2021).

10.66*
Form of Amendment No. 1 to 2021 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 5, 2021).

10.67*
Form of 2022 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees) (Incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.68*
Form of 2022 Performance-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees) (Incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.69*
Form of 2022 Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees) (Incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.70*
Form of 2022 Global Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees) (Incorporated by reference to Exhibit 10.78 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.71*
Offer of Restricted Stock Units to Australian Resident Grantees under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees) (Incorporated by reference to Exhibit 10.79 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.72*
Form of 2022 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees) (Incorporated by reference to Exhibit 10.80 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.73*
Form of 2022 Performance-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (AUS Employees) (Incorporated by reference to Exhibit 10.81 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.74
Agreement, dated as of February 4, 2020, by and among Peabody Energy Corporation, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 5, 2020).

10.75
Management Services Agreement, dated as of August 4, 2020, by and between Peabody Investments Corp. and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.76
Management Services Agreement, dated as August 4, 2020, by and between Peabody Energy Australia Pty Ltd and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

Peabody Energy Corporation	2022 Form 10-K	95

10.77
Transaction Support Agreement, dated as of November 6, 2020, between Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation and the Participating Sureties (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.78
Transaction Support Agreement, dated as of December 24, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 28, 2020).

10.79
Amended and Restated Transaction Support Agreement, dated as of December 31, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 4, 2021).

10.80
First Amendment to Amended and Restated Transaction Support Agreement, dated as of January 29, 2021, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.81
Agreement for Irrevocable Standby Letters of Credit, dated as of February 17, 2022, between Peabody and Goldman Sachs Bank USA (Incorporated by reference to Exhibit 10.89 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.82
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

10.83
Credit Agreement, dated March 7, 2022, by and among Peabody Energy Corporation, as borrower, Goldman Sachs Lending Partners LLC, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 7, 2022).

10.84
Commitment Agreement, dated March 23, 2022, by and among Peabody Investments Corp., The Prudential Insurance Company of America and Fiduciary Counselors Inc. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 10-Q, filed May 5, 2022).

10.85†
Amendment No. 1 to Credit Agreement, dated as of March 7, 2022, among the Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.86†
Amendment No. 2 to Credit Agreement, dated as of April 29, 2022, among the Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.87
Amendment No. 3 to Credit Agreement, dated as of February 3, 2023, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2023).

10.88
Ninth Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of February 13, 2023, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, PNC Bank, National Association, as Administrator and as LC Bank and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 14, 2023).

21†	List of Subsidiaries.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2†	Consents of Qualified Persons for Technical Report Summary for the North Antelope Rochelle Mine.
23.3†	Consents of Qualified Persons for Technical Report Summary for the Shoal Creek Mine.
23.4†	Consents of Qualified Persons for Technical Report Summary for the Wilpinjong Mine.
23.5†	Consents of Qualified Persons for Technical Report Summary for the Coppabella Moorvale Joint Venture.
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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.

Peabody Energy Corporation	2022 Form 10-K	96

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer.
95†	Mine Safety Disclosure required by Item 104 of Regulation S-K.
96.1
Technical Report Summary for the North Antelope Rochelle Mine, effective as of December 31, 2021 (Incorporated by reference to Exhibit 96.1 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022)

96.2
Technical Report Summary for the Shoal Creek Mine, effective as of December 31, 2021 (Incorporated by reference to Exhibit 96.2 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

96.3	Technical Report Summary for the Wilpinjong Mine, effective as of December 31, 2021 (Incorporated by reference to Exhibit 96.3 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).
96.4
Technical Report Summary for the Coppabella Moorvale Joint Venture, effective as of December 31, 2021 (Incorporated by reference to Exhibit 96.4 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

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
Item 16.Form 10-K Summary.
None.

Peabody Energy Corporation	2022 Form 10-K	97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ JAMES C. GRECH
James C. Grech President and Chief Executive Officer
Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. GRECH	President and Chief Executive Officer, Director (principal executive officer)	February 24, 2023
James C. Grech

/s/ MARK A. SPURBECK	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2023
Mark A. Spurbeck

/s/ SAMANTHA ALGAZE	Director	February 24, 2023
Samantha Algaze

/s/ ANDREA BERTONE	Director	February 24, 2023
Andrea Bertone

/s/ BILL CHAMPION	Director	February 24, 2023
Bill Champion

/s/ NICHOLAS CHIREKOS	Director	February 24, 2023
Nicholas Chirekos

/s/ STEPHEN GORMAN	Director	February 24, 2023
Stephen Gorman

/s/ JOE LAYMON	Director	February 24, 2023
Joe Laymon

/s/ ROBERT MALONE	Chairman	February 24, 2023
Robert Malone

/s/ DAVID MILLER	Director	February 24, 2023
David Miller

Peabody Energy Corporation	2022 Form 10-K	98

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Peabody Energy Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Peabody Energy Corporation	2022 Form 10-K	F-1

Asset Retirement Obligation Liability
Description of the Matter	At December 31, 2022, the Company’s asset retirement obligation (ARO) liabilities totaled $750.0 million. As discussed in Note 1 and Note 12 of the consolidated financial statements, the Company estimates its ARO liabilities in the U.S. and Australia for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. The Company records an ARO asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. As changes in estimates occur, the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

Management’s estimate involves a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the amount of the liability requires judgment. In particular, the obligation is determined using a discounted cash flow technique based upon various assumptions including credit-adjusted risk-free rates, inflation rates, estimates of disturbed acreage, timing of reclamation activities, and reclamation costs.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for ARO liabilities, including controls over management’s review of the ARO calculation and the significant assumptions and data inputs described above.

To audit the ARO liabilities, our procedures included evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its estimate. We compared assumptions including the credit-adjusted risk-free rate and inflation rate to current market data. In addition, to assess the estimates of disturbed acreage, timing of reclamation activities, and reclamation costs, we evaluated significant changes from the prior estimate, evaluated consistency between timing of reclamation activities and projected mine life, evaluated the estimated costs based on mine type, compared anticipated costs to recent operating data, and recalculated management's estimate. Additionally, we involved our specialists to assist in our assessment of the Company’s ARO liability. As part of this effort, our specialists interviewed members of the Company’s engineering staff, assessed the completeness of the mine reclamation estimate with respect to meeting mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

/s/  Ernst & Young, LLP

We have served as the Company’s auditor since 1991.

St. Louis, Missouri

February 24, 2023

Peabody Energy Corporation	2022 Form 10-K	F-2

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions, except per share data)
Revenue	$4,981.9	$3,318.3	$2,881.1
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	3,290.8	2,553.1	2,524.9
Depreciation, depletion and amortization	317.6	308.7	346.0
Asset retirement obligation expenses	49.4	44.7	45.7
Selling and administrative expenses	88.8	84.9	99.5
Restructuring charges	2.9	8.3	37.9
Transaction costs related to joint ventures	—	—	23.1
Other operating (income) loss:
Net gain on disposals	(29.2)	(31.5)	(15.2)
Asset impairment	11.2	—	1,487.4
(Income) loss from equity affiliates	(131.2)	(82.1)	60.1
Operating profit (loss)	1,381.6	432.2	(1,728.3)
Interest expense	140.3	183.4	139.8
Net loss (gain) on early debt extinguishment	57.9	(33.2)	—
Interest income	(18.4)	(6.5)	(9.4)
Net periodic benefit credit, excluding service cost	(49.0)	(38.3)	(1.8)
Net mark-to-market adjustment on actuarially determined liabilities	(27.8)	(43.4)	(5.1)
Income (loss) from continuing operations before income taxes	1,278.6	370.2	(1,851.8)
Income tax (benefit) provision	(38.8)	22.8	8.0
Income (loss) from continuing operations, net of income taxes	1,317.4	347.4	(1,859.8)
Income (loss) from discontinued operations, net of income taxes	1.7	24.0	(14.0)
Net income (loss)	1,319.1	371.4	(1,873.8)
Less: Net income (loss) attributable to noncontrolling interests	22.0	11.3	(3.5)
Net income (loss) attributable to common stockholders	$1,297.1	$360.1	$(1,870.3)

Income (loss) from continuing operations:
Basic income (loss) per share	$9.12	$3.03	$(18.99)
Diluted income (loss) per share	$8.29	$3.00	$(18.99)
Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$9.13	$3.24	$(19.14)
Diluted income (loss) per share	$8.31	$3.22	$(19.14)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2022 Form 10-K	F-3

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net income (loss)	$1,319.1	$371.4	$(1,873.8)
Postretirement plans (net of $0.0 tax provisions in each period)	(53.8)	93.1	168.1
Foreign currency translation adjustment	(1.6)	(1.0)	6.1
Other comprehensive (loss) income, net of income taxes	(55.4)	92.1	174.2
Comprehensive income (loss)	1,263.7	463.5	(1,699.6)
Less: Net income (loss) attributable to noncontrolling interests	22.0	11.3	(3.5)
Comprehensive income (loss) attributable to common stockholders	$1,241.7	$452.2	$(1,696.1)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2022 Form 10-K	F-4

PEABODY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,307.3	$954.3
Accounts receivable, net of allowance for credit losses of $0.0 at December 31, 2022 and 2021	465.5	350.5
Inventories, net	296.1	226.7
Other current assets	303.6	270.2
Total current assets	2,372.5	1,801.7
Property, plant, equipment and mine development, net	2,865.0	2,950.6
Operating lease right-of-use assets	26.9	35.5
Restricted cash and collateral arrangements	187.4	23.8
Investments and other assets	84.3	138.2
Deferred income taxes	74.7	—
Total assets	$5,610.8	$4,949.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13.2	$59.6
Accounts payable and accrued expenses	905.5	872.1
Total current liabilities	918.7	931.7
Long-term debt, less current portion	320.6	1,078.2
Deferred income taxes	20.4	27.3
Asset retirement obligations	665.8	654.8
Accrued postretirement benefit costs	156.5	212.1
Operating lease liabilities, less current portion	11.0	27.2
Other noncurrent liabilities	223.0	197.7
Total liabilities	2,316.0	3,129.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of December 31, 2022 or 2021	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of December 31, 2022 or 2021	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 187.1 shares issued and 143.9 shares outstanding as of December 31, 2022 and 176.3 shares issued and 133.3 shares outstanding as of December 31, 2021	1.9	1.8
Additional paid-in capital	3,975.9	3,745.6
Treasury stock, at cost — 43.2 and 43.0 common shares as of December 31, 2022 and 2021	(1,372.9)	(1,370.3)
Retained earnings (accumulated deficit)	383.9	(913.2)
Accumulated other comprehensive income	242.5	297.9
Peabody Energy Corporation stockholders’ equity	3,231.3	1,761.8
Noncontrolling interests	63.5	59.0
Total stockholders’ equity	3,294.8	1,820.8
Total liabilities and stockholders’ equity	$5,610.8	$4,949.8
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2022 Form 10-K	F-5

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$1,319.1	$371.4	$(1,873.8)
(Income) loss from discontinued operations, net of income taxes	(1.7)	(24.0)	14.0
Income (loss) from continuing operations, net of income taxes	1,317.4	347.4	(1,859.8)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	317.6	308.7	346.0
Noncash interest expense, net	17.7	21.3	16.2
Deferred income taxes	(81.6)	(7.5)	27.8
Noncash share-based compensation	8.4	10.0	13.5
Asset impairment	11.2	—	1,487.4
Net gain on disposals	(29.2)	(31.5)	(15.2)
Net loss (gain) on early debt extinguishment	57.9	(33.2)	—
(Income) loss from equity affiliates	(131.2)	(82.1)	60.1
Foreign currency option contracts	2.3	5.8	(13.0)
Changes in current assets and liabilities:
Accounts receivable	(115.0)	(105.6)	84.6
Inventories	(69.4)	35.0	69.9
Other current assets	(29.3)	(57.6)	21.0
Accounts payable and accrued expenses	68.0	128.1	(192.4)
Collateral arrangements	(53.3)	(6.3)	(15.0)
Asset retirement obligations	(22.3)	6.8	22.5
Workers’ compensation obligations	(0.9)	(2.0)	1.8
Postretirement benefit obligations	(109.3)	(108.2)	(12.1)
Pension obligations	18.6	11.6	(28.4)
Other, net	2.7	—	0.1
Net cash provided by continuing operations	1,180.3	440.7	15.0
Net cash used in discontinued operations	(6.7)	(20.7)	(24.7)
Net cash provided by (used in) operating activities	1,173.6	420.0	(9.7)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2022 Form 10-K	F-6

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(221.5)	(183.1)	(191.4)
Changes in accrued expenses related to capital expenditures	(2.7)	7.4	(6.1)
Proceeds from disposal of assets, net of receivables	40.6	17.8	27.1
Contributions to joint ventures	(645.9)	(485.6)	(343.0)
Distributions from joint ventures	631.6	470.8	330.3
Advances to related parties	(1.5)	(0.5)	(23.2)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	171.8	44.7	—
Other, net	(1.1)	(3.0)	(0.4)
Net cash used in investing activities	(28.7)	(131.5)	(206.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	545.0	—	375.0
Repayments of long-term debt	(1,407.4)	(285.3)	(169.5)
Payment of debt issuance and other deferred financing costs	(21.1)	(22.5)	(7.0)
Proceeds from common stock issuances, net of costs	222.0	269.8	—
Repurchase of employee common stock relinquished for tax withholding	(2.6)	(1.4)	(1.6)
Distributions to noncontrolling interests	(17.5)	(4.0)	(3.5)
Net cash (used in) provided by financing activities	(681.6)	(43.4)	193.4
Net change in cash, cash equivalents and restricted cash	463.3	245.1	(23.0)
Cash, cash equivalents and restricted cash at beginning of period	954.3	709.2	732.2
Cash, cash equivalents and restricted cash at end of period (1)	$1,417.6	$954.3	$709.2

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period” at December 31, 2022:
Cash and cash equivalents	$1,307.3
Restricted cash included in “Restricted cash and collateral arrangements”	110.3
Cash, cash equivalents and restricted cash at end of period	$1,417.6
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2022 Form 10-K	F-7

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2019	$1.4	$3,351.1	$(1,367.3)	$597.0	$31.6	$58.7	$2,672.5
Net loss	—	—	—	(1,870.3)	—	(3.5)	(1,873.8)
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	168.1	—	168.1
Foreign currency translation adjustment	—	—	—	—	6.1	—	6.1
Share-based compensation for equity-classified awards	—	13.5	—	—	—	—	13.5
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.6)	—	—	—	(1.6)
Distributions to noncontrolling interests	—	—	—	—	—	(3.5)	(3.5)
December 31, 2020	$1.4	$3,364.6	$(1,368.9)	$(1,273.3)	$205.8	$51.7	$981.3
Net income	—	—	—	360.1	—	11.3	371.4
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	93.1	—	93.1
Foreign currency translation adjustment	—	—	—	—	(1.0)	—	(1.0)
Share-based compensation for equity-classified awards	—	10.0	—	—	—	—	10.0
Common stock issued in exchange for debt retirement	0.1	101.8	—	—	—	—	101.9
Common stock issuances, net of cost	0.3	269.2	—	—	—	—	269.5
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.4)	—	—	—	(1.4)
Distributions to noncontrolling interests	—	—	—	—	—	(4.0)	(4.0)
December 31, 2021	$1.8	$3,745.6	$(1,370.3)	$(913.2)	$297.9	$59.0	$1,820.8
Net income	—	—	—	1,297.1	—	22.0	1,319.1
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	(53.8)	—	(53.8)
Foreign currency translation adjustment	—	—	—	—	(1.6)	—	(1.6)
Share-based compensation for equity-classified awards	—	8.4	—	—	—	—	8.4
Common stock issuances, net of cost	0.1	221.9	—	—	—	—	222.0
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.6)	—	—	—	(2.6)
Distributions to noncontrolling interests	—	—	—	—	—	(17.5)	(17.5)
December 31, 2022	$1.9	$3,975.9	$(1,372.9)	$383.9	$242.5	$63.5	$3,294.8
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2022 Form 10-K	F-8

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Peabody Energy Corporation (PEC) and its affiliates. The Company, or Peabody, are used interchangeably to refer to Peabody Energy Corporation, to Peabody Energy Corporation and its subsidiaries, or to such subsidiaries, as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenue and expenses of the jointly controlled entities within each applicable line item of the consolidated financial statements. All intercompany transactions, profits and balances have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform with the 2022 presentation.
Description of Business
The Company is engaged in the mining of thermal coal for sale primarily to electric utilities and metallurgical coal for sale to industrial customers. The Company’s mining operations are located in the United States (U.S.) and Australia, including an equity-affiliate mining operation in Australia. The Company also markets and brokers coal from other coal producers and trades coal and freight-related contracts. The Company’s other commercial activities include managing its coal reserves and resources and real estate holdings and supporting the development of clean coal technologies.
Newly Adopted Accounting Standards
Convertible Debt. In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Among other changes, ASU 2020-06 removes from accounting principles generally accepted in the U.S. (U.S. GAAP) the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification Topic 815, Derivatives and Hedging or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06, effective January 1, 2022. In the Company’s accompanying consolidated balance sheets, the adoption of the new standard impacted the accounting for the Company’s $320.0 million of convertible debt issued in March 2022, as further described in Note 10. “Long-term Debt.” In particular, because the related senior notes have cash conversion features, bifurcation of the principal balance between debt and equity is no longer applicable. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share, as reflected in the Company’s calculations within Note 18. “Earnings per Share (EPS).”
Accounting Standards Not Yet Implemented
The Company does not expect any accounting standards not yet implemented to have a material impact on its consolidated financial statements or disclosures.

Peabody Energy Corporation	2022 Form 10-K	F-9

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue
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
The Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of the thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. A majority of these sales are executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and the Company’s typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a quarterly, spot or index basis. The portion of sales volume under contracts with a duration of less than one year has increased in recent years. In the case of periodically negotiated pricing, the Company may deliver coal under provisional pricing until a final agreed-upon price is determined. Variable consideration resulting from provisional pricing arrangements is recognized based on the Company’s best estimate of the amount expected to be received at the time control is transferred to the customer.
The Company’s U.S. thermal operating platform primarily sells thermal coal to electric utilities in the U.S. under long-term contracts, with a portion sold into the seaborne markets as conditions warrant. A significant portion of the coal production from the U.S. thermal operating segments is sold under existing long-term supply agreements. Certain customers of those segments utilize long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions.
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
Additional revenue may include gains and losses related to mark-to-market adjustments from economic hedge activities intended to hedge future coal sales, revenue from customer contract-related payments and other insignificant items including royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced.

Peabody Energy Corporation	2022 Form 10-K	F-10

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
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In the third quarter of 2021, the Company executed the sale of the closed Wilkie Creek Mine, which reduced its closed mine reclamation liabilities and associated costs. Refer to Note 17. “Other Events” for additional information associated with the Company’s sale of the Wilkie Creek Mine.
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

Peabody Energy Corporation	2022 Form 10-K	F-11

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
Coal reserves and resources are recorded at cost, or at fair value in the case of nonmonetary exchanges of reserves and resources or business acquisitions.
Depletion of coal reserves and resources and amortization of advance royalties are computed using the units-of-production method utilizing expected recoverable tons (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized over the estimated lives of the mine using the straight-line method. Depreciation of plant and equipment is computed using the straight-line method over the shorter of the asset’s estimated useful life or the life of the mine. At December 31, 2022, the maximum estimated remaining life for any of the Company’s mines was 30 years. As such, the estimated useful lives of the building and improvements and machinery and equipment asset categories range from 1 to 30 years. The estimated life of leasehold improvements is the shorter of useful life or remaining life of the lease.
The Company leases coal reserves under agreements that require royalties to be paid as the coal is mined. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $450.0 million, $263.0 million and $214.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Peabody Energy Corporation	2022 Form 10-K	F-12

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
Equity Investments
The Company applies the equity method to investments in joint ventures when it has the ability to exercise significant influence over the operating and financial policies of the joint venture. Investments accounted for under the equity method are initially recorded at cost and any difference between the cost of the Company’s investment and the underlying equity in the net assets of the joint venture at the investment date is amortized over the lives of the related assets that gave rise to the difference. The Company’s pro-rata share of the operating results of joint ventures and basis difference amortization is reported in the consolidated statements of operations in “(Income) loss from equity affiliates.” Similarly, the Company’s pro-rata share of the cumulative foreign currency translation adjustment of its equity method investments whose functional currency is not the U.S. dollar is reported in the consolidated balance sheets as a component of “Accumulated other comprehensive income,” with periodic changes thereto reflected in the consolidated statements of comprehensive income. With respect to cash flows attributable to its equity investments, the Company applies the cumulative earnings approach, in which distributions received are considered returns on investment and are classified as cash inflows from operating activities unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed the cumulative equity in earnings recognized by the Company (as adjusted for amortization of basis differences). When such an excess occurs, current-period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities.
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
For the remaining investments, the Company will adjust the carrying value of its investments to fair value based on observable market transactions. The Company also monitors such investments for indicators of impairment should no observable market transactions exist. Refer to Note 3. “Asset Impairment” for details regarding an impairment loss of $1.7 million recorded during the year ended December 31, 2022 related to an investment in an equity security. No such impairment losses were recorded during the years ended December 31, 2021 or 2020.
Asset Retirement Obligations
The Company’s asset retirement obligation (ARO) liabilities primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data and estimates of future costs to reclaim the disturbed acreage.

Peabody Energy Corporation	2022 Form 10-K	F-13

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
A determination of the amount of reserves required for these matters is made after considerable analysis of each individual issue. The Company accrues for legal and environmental matters within “Operating costs and expenses” when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with Accounting Standards Codification 450, “Contingencies.” The Company provides disclosure surrounding loss contingencies when it believes that it is at least reasonably possible that a material loss may be incurred or an exposure to loss in excess of amounts already accrued may exist. Adjustments to contingent liabilities are made when additional information becomes available that affects the amount of estimated loss, which information may include changes in facts and circumstances, changes in interpretations of law in the relevant courts, the results of new or updated environmental remediation cost studies and the ongoing consideration of trends in environmental remediation costs.
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

Peabody Energy Corporation	2022 Form 10-K	F-14

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Postretirement Health Care and Life Insurance Benefits
The Company accounts for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the accumulated postretirement benefit obligations of its postretirement benefit plans. The Company accounts for changes in its postretirement benefit obligations as a settlement when an irrevocable action has been effected that relieves the Company of its actuarially-determined liability to individual plan participants and removes substantial risk surrounding the nature, amount and timing of the obligation’s funding and the assets used to effect the settlement. The Company records amounts attributable to actuarial valuation changes currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods. See Note 13. “Postretirement Health Care and Life Insurance Benefits” for information related to postretirement benefits.
Pension Plans
The Company sponsors non-contributory defined benefit pension plans accounted for by accruing the cost to provide the benefits over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the funded status of the defined benefit pension plans. The Company records amounts attributable to actuarial valuation changes currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods. See Note 14. “Pension and Savings Plans” for information related to pension plans.
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
Included as a component of “Restructuring charges” in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were aggregate restructuring charges of $2.9 million, $8.3 million and $37.9 million, respectively, primarily associated with voluntary and involuntary workforce reductions. As of December 31, 2022, a $0.8 million accrual for restructuring charges remained in “Accounts payable and accrued expenses,” which is expected to be paid in the first quarter of 2023.
Derivatives
The Company recognizes at fair value all contracts meeting the definition of a derivative as assets or liabilities in the consolidated balance sheets, with the exception of certain sales contracts for which the Company has elected to apply a normal purchases and normal sales exception.
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

Peabody Energy Corporation	2022 Form 10-K	F-15

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
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For its active mining operations, the Company generally groups such assets at the mine level, or the mining complex level for mines that share infrastructure, with the exception of impairment evaluations triggered by mine closures. In those cases involving mine closures, the related assets are evaluated at the individual asset level for remaining economic life based on transferability to ongoing operating sites or for expected salvage. For its development and exploration properties and portfolio of surface land and coal reserve and resource holdings, the Company considers several factors to determine whether to evaluate those assets individually or on a grouped basis for purposes of impairment testing. Such factors include geographic proximity to one another, the expectation of shared infrastructure upon development based on future mining plans and whether it would be most advantageous to bundle such assets in the event of sale to a third party.
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. As quoted market prices are unavailable for the Company’s individual mining operations, fair value is determined through the use of an expected present value technique based on the income approach, except for non-strategic coal reserves, resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning. In those cases, a market approach is utilized based on the most comparable market multiples available. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived mining assets are derived from those developed in connection with the Company’s planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes. The most critical assumptions underlying the Company’s projections and fair value estimates include those surrounding future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, foreign currency exchange rates and a risk-adjusted, cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy), in addition to market multiples for non-strategic coal reserves, resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning (which generally constitute Level 2 inputs under the fair value hierarchy).
Refer to Note 3. “Asset Impairment” for details regarding impairment charges related to long-lived assets of $9.5 million and $1,487.4 million recognized during the years ended December 31, 2022 and 2020. There were no impairment charges related to long-lived assets during the year ended December 31, 2021.

Peabody Energy Corporation	2022 Form 10-K	F-16

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
Foreign Currency
Functional currency is determined by the primary economic environment in which an entity operates, which for the Company’s foreign operations is generally the U.S. dollar because sales prices in international coal markets and the Company’s sources of financing those operations are denominated in that currency. Accordingly, substantially all of the Company’s consolidated foreign subsidiaries utilize the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement related to tax balances are included as a component of “Income tax (benefit) provision,” while all other remeasurement gains and losses are included in “Operating costs and expenses” in the consolidated statements of operations. The total impact of foreign currency remeasurement on the consolidated statements of operations was a net gain of $2.7 million, $3.1 million, and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company owns a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. Middlemount utilizes the Australian dollar as its functional currency. Accordingly, the assets and liabilities of that equity investee are translated to U.S. dollars at the year-end exchange rate and income and expense accounts are translated at the average rate in effect during the year. The Company’s pro-rata share of the translation gains and losses of the equity investee are recorded as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. Australian dollar denominated stockholder loans to the Middlemount Mine, which are long term in nature, are considered part of the Company’s net investment in that operation. Accordingly, foreign currency gains or losses on those loans are recorded as a component of foreign currency translation adjustment. The Company recorded foreign currency translation losses of $1.6 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively, and a net gain of $6.1 million for the year ended December 31, 2020.
Share-Based Compensation
The Company accounts for share-based compensation at the grant date fair value of awards and recognizes the related expense over the service period of the awards. See Note 16. “Share-Based Compensation” for information related to share-based compensation.
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

Peabody Energy Corporation	2022 Form 10-K	F-17

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
(2)    Revenue Recognition
Disaggregation of Revenue
Revenue by product type and market is set forth in the following tables. With respect to its seaborne reporting segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Year Ended December 31, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$167.6	$—	$1,066.0	$943.9	$—	$2,177.5
Export	1,177.3	—	—	3.5	—	1,180.8
Total thermal	1,344.9	—	1,066.0	947.4	—	3,358.3
Metallurgical coal
Export	—	1,610.8	—	—	—	1,610.8
Total metallurgical	—	1,610.8	—	—	—	1,610.8
Other (2)	0.7	6.1	(0.5)	4.8	1.7	12.8
Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2	$1.7	$4,981.9

	Year Ended December 31, 2021
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$173.5	$—	$970.7	$669.9	$—	$1,814.1
Export	759.0	—	—	10.0	—	769.0
Total thermal	932.5	—	970.7	679.9	—	2,583.1
Metallurgical coal
Export	—	719.8	—	—	—	719.8
Total metallurgical	—	719.8	—	—	—	719.8
Other (2)	1.5	7.9	0.5	9.2	(3.7)	15.4
Revenue	$934.0	$727.7	$971.2	$689.1	$(3.7)	$3,318.3

Peabody Energy Corporation	2022 Form 10-K	F-18

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$145.5	$—	$993.9	$675.2	$—	$1,814.6
Export	564.8	—	—	—	—	564.8
Total thermal	710.3	—	993.9	675.2	—	2,379.4
Metallurgical coal
Export	—	484.3	—	—	—	484.3
Total metallurgical	—	484.3	—	—	—	484.3
Other (2)	1.5	2.2	(2.8)	32.1	(15.6)	17.4
Revenue	$711.8	$486.5	$991.1	$707.3	$(15.6)	$2,881.1
(1)    Corporate and Other includes the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Unrealized losses on derivative contracts related to forecasted sales	$(35.8)	$(115.1)	$(29.6)
Realized (losses) gains on derivative contracts related to forecasted sales	(455.1)	(45.6)	34.3
Revenue from physical sale of coal (3)	470.7	140.3	(28.6)
Trading revenue	10.7	6.1	(0.7)
Other (2)	11.2	10.6	9.0
Total Corporate and Other	$1.7	$(3.7)	$(15.6)
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
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to December 31, 2022 of approximately $6.3 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at December 31, 2022. Approximately 40% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(Dollars in millions)
Trade receivables, net	$416.3	$307.0
Miscellaneous receivables, net	49.2	43.5
Accounts receivable, net	$465.5	$350.5
None of the above receivables included allowances for credit losses at December 31, 2022 or 2021. No charges for credit losses were recognized during the years ended December 31, 2022, 2021 or 2020.

Peabody Energy Corporation	2022 Form 10-K	F-19

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)    Asset Impairment
During the year ended December 31, 2022, the Company recognized impairment charges of $9.5 million related to the sale of certain land interests in Australia and $1.7 million related to the fair value of an investment in equity securities. No asset impairment charges were recognized during the year ended December 31, 2021.
During the year ended December 31, 2020, the Company recognized impairment charges of $1,418.1 million related to its North Antelope Rochelle Mine of the Powder River Basin Mining segment. Of this amount, $1,393.7 million related to the property, plant, equipment and mine development assets; $19.9 million related to operating lease right-of-use assets; and $4.5 million related to contract-based intangible assets. The outlook for the North Antelope Rochelle Mine was negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing and the increased use of renewable energy sources. These factors led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs and a risk-adjusted cost of capital. During the year ended December 31, 2020, the Company also recognized impairment charges of $69.3 million related to certain unassigned coal reserves and resources in the Midwest due to their low probability of development.
(4)    Inventories
Inventories as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(Dollars in millions)
Materials and supplies, net	$130.8	$102.1
Raw coal	98.3	54.6
Saleable coal	67.0	70.0
Inventories, net	$296.1	$226.7
Materials and supplies inventories presented above have been shown net of reserves of $9.5 million and $9.0 million as of December 31, 2022 and 2021, respectively.
(5)     Equity Method Investments
The Company’s equity method investments include its joint venture interest in Middlemount and certain other equity method investments.
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the consolidated balance sheets, and the related “(Income) loss from equity affiliates”:

	Book Value at		(Income) Loss from Equity Affiliates
	December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
	(Dollars in millions)
Equity method investment related to Middlemount	$27.1	$62.2	$(135.1)	$(82.1)	$60.1
Other equity method investments	7.0	—	3.9	—	—
Total equity method investments	$34.1	$62.2	$(131.2)	$(82.1)	$60.1
The Company received cash payments from Middlemount of $168.4 million and $43.5 million during the years ended December 31, 2022 and 2021, respectively. No payments were received from Middlemount during the year ended December 31, 2020.

Peabody Energy Corporation	2022 Form 10-K	F-20

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
One of the Company’s Australian subsidiaries is party to an agreement to provide a revolving loan to Middlemount. The Company’s participation in the revolving loan will not, at any time, exceed its 50% equity interest of the revolving loan limit, which was $50 million Australian dollars at December 31, 2022. The revolving loan bears interest at 10% per annum and expires on December 31, 2023. There was no outstanding revolving loan at December 31, 2022 or 2021.
During the year ended December 31, 2020, the Company established a valuation allowance on Middlemount’s net deferred tax position of approximately $33 million primarily based upon recent cumulative losses. During the year ended December 31, 2021, the Company determined that the valuation allowance was no longer necessary based on recent cumulative earnings and expectation of future earnings. The determination resulted in approximately $33 million of income related to the release of the previously established valuation allowance.
During the year ended December 31, 2021, Middlemount entered into an insurance claim settlement agreement attributable to a business interruption and property damage claim from 2019, which resulted in $12.5 million of income for the Company (on a 50% basis).
During the years ended December 31, 2022, 2021 and 2020, respectively, Middlemount generated revenue of approximately $441 million, $265 million and $123 million (on a 50% basis).
Middlemount had current assets, noncurrent assets, current liabilities and noncurrent liabilities of $75.2 million, $256.3 million, $135.7 million and $97.7 million, respectively, as of December 31, 2022 and $83.1 million, $269.9 million, $254.9 million and $79.5 million, respectively, as of December 31, 2021 (on a 50% basis).
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
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of December 31, 2022.
Foreign Currency Option Contracts
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. As of December 31, 2022, the Company had currency options outstanding with an aggregate notional amount of $745.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending September 30, 2023. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.77 over the nine-month period ending September 30, 2023. Subsequent to December 31, 2022, the Company entered into additional average rate options with an aggregate notional amount of $135.0 million Australian dollars related to the second and third quarters of 2023 and purchased collars with an aggregate notional amount of $150.0 million Australian dollars related to the second half of 2023. The additional average rate options have a strike price of $0.75. The purchased collars have a floor and ceiling of $0.63 and $0.75, respectively, whereby the Company would incur a loss on the instruments for rates below the floor and gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of December 31, 2022, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 0.6 million tonnes. Such financial contracts may include futures, forwards and options. The notional volume is related predominantly to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine’s life. All such tonnes will settle in 2023. Additionally, the Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.

Peabody Energy Corporation	2022 Form 10-K	F-21

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2022, the Company recorded a net unrealized mark-to-market loss of $35.8 million on these coal derivative contracts, which included approximately $65 million of unrealized mark-to-market losses on financial derivatives and approximately $29 million of unrealized mark-to-market gains on physical forward sales contracts. During the year ended December 31, 2021, the Company recorded a net unrealized mark-to-market loss of $115.1 million, which included approximately $86 million of unrealized mark-to-market losses on financial derivatives and approximately $29 million of unrealized mark-to-market losses on physical forward sales contracts. During the year ended December 31, 2020, the Company recorded a net unrealized mark-to-market loss of $29.6 million, which included approximately $28 million of unrealized mark-to-market losses on financial derivatives and approximately $1 million of unrealized mark-to-market losses on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of December 31, 2022.
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

	December 31, 2022		December 31, 2021
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$3.0	$—	$1.4	$—
Derivative contracts related to forecasted sales	100.6	(310.3)	59.5	(184.2)
Financial trading contracts	11.7	—	3.4	—
Total derivatives	115.3	(310.3)	64.3	(184.2)
Effect of counterparty netting	(100.6)	100.6	(59.5)	59.5
Variation margin (received) posted	(11.7)	209.7	(3.4)	95.2
Net derivatives and variation margin as classified in the balance sheets	$3.0	$—	$1.4	$(29.5)
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of December 31, 2022, the Company had posted $255.5 million aggregate margin cash, consisting of $198.0 million variation margin cash and $57.5 million initial margin. As of December 31, 2021, the Company had posted $130.1 million aggregate margin cash, consisting of $91.8 million variation margin cash and $38.3 million initial margin.
The net amount of asset derivatives, net of variation margin, is included in “Other current assets” and the net amount of liability derivatives, net of variation margin, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The amounts of initial margin are not included with the derivatives presented in the tabular disclosures above and are included in “Other current assets” in the accompanying consolidated balance sheets.

Peabody Energy Corporation	2022 Form 10-K	F-22

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings. The tables below show the amounts of pretax gains and losses related to the Company’s derivatives and their classification within the accompanying consolidated statements of operations.

		Year Ended December 31, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(8.4)	$(6.1)	$(2.3)
Derivative contracts related to forecasted sales	Revenue	(490.9)	(455.1)	(35.8)
Financial trading contracts	Revenue	10.7	1.1	9.6
Total		$(488.6)	$(460.1)	$(28.5)

		Year Ended December 31, 2021
		Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.7)	$1.8	$(7.5)
Derivative contracts related to forecasted sales	Revenue	(160.7)	(45.6)	(115.1)
Financial trading contracts	Revenue	6.1	4.6	1.5
Total		$(160.3)	$(39.2)	$(121.1)

		Year Ended December 31, 2020
		Total gain (loss) recognized in income	Gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$12.9	$5.8	$7.1
Derivative contracts related to forecasted sales	Revenue	4.7	34.3	(29.6)
Financial trading contracts	Revenue	(0.7)	4.2	(4.9)
Total		$16.9	$44.3	$(27.4)
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

Peabody Energy Corporation	2022 Form 10-K	F-23

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth the hierarchy of the Company’s net asset (liability) positions for which fair value is measured on a recurring basis. Variation margin cash associated with the derivative balances is excluded from this table.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$3.0	$—	$3.0
Derivative contracts related to forecasted sales	—	(209.7)	—	(209.7)
Financial trading contracts	—	11.7	—	11.7
Equity securities	—	—	2.5	2.5
Total net (liabilities) assets	$—	$(195.0)	$2.5	$(192.5)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.4	$—	$1.4
Derivative contracts related to forecasted sales	—	(124.7)	—	(124.7)
Financial trading contracts	—	3.4	—	3.4
Equity securities	—	—	4.0	4.0
Total net (liabilities) assets	$—	$(119.9)	$4.0	$(115.9)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2022 and 2021:
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

Peabody Energy Corporation	2022 Form 10-K	F-24

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

	December 31,
	2022	2021
	(Dollars in millions)
Total debt at par value	$343.6	$1,173.2
Less: Unamortized debt issuance costs and original issue discount	(9.8)	(35.4)
Net carrying amount	$333.8	$1,137.8

Estimated fair value	$560.0	$1,136.5
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
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Beginning of period	$4.0	$4.0	$4.0
Impairment loss included in earnings	(1.7)	—	—
Purchases	0.2	—	—
End of period	$2.5	$4.0	$4.0
The Company had no transfers between Levels 1, 2 and 3 during any of the periods presented in the table above. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

Peabody Energy Corporation	2022 Form 10-K	F-25

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,
	2022	2021
	(Dollars in millions)
Land and coal interests	$2,514.7	$2,494.1
Buildings and improvements	594.2	550.8
Machinery and equipment	1,543.1	1,386.2
Less: Accumulated depreciation, depletion and amortization	(1,787.0)	(1,480.5)
Property, plant, equipment and mine development, net	$2,865.0	$2,950.6
Land and coal interests included coal reserves and resources with a net book value of $1.3 billion as of December 31, 2022 and $1.4 billion as of December 31, 2021. Such coal reserves and resources were comprised of mineral rights for leased coal interests and advance royalties that had a net book value of $0.7 billion as of both December 31, 2022 and 2021, and coal reserves and resources held by fee ownership of $0.6 billion as of both December 31, 2022 and 2021, respectively. The amount of coal reserves and resources unassigned to active mining operations, and thus not subject to current depletion, including certain exploratory properties, was $0.1 billion as of both December 31, 2022 and 2021.
(8)    Income Taxes
Income (loss) from continuing operations before income taxes for the periods presented below consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
U.S.	$59.7	$(55.0)	$(1,771.5)
Non-U.S.	1,218.9	425.2	(80.3)
Total	$1,278.6	$370.2	$(1,851.8)
Total income tax (benefit) provision for the periods presented below consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Current:
U.S. federal	$(0.2)	$(0.5)	$(23.9)
Non-U.S.	42.9	30.8	2.4
State	0.1	—	1.7
Total current	42.8	30.3	(19.8)
Deferred:
U.S. federal	—	—	23.4
Non-U.S.	(81.6)	(7.5)	4.4
Total deferred	(81.6)	(7.5)	27.8
Total income tax (benefit) provision	$(38.8)	$22.8	$8.0

Peabody Energy Corporation	2022 Form 10-K	F-26

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax (benefit) provision for the periods presented below:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Expected income tax expense (benefit) at U.S. federal statutory rate	$268.5	$77.7	$(388.9)
Changes in valuation allowance, income tax	(595.6)	(101.3)	410.1
Changes in tax reserves	(1.5)	1.9	(7.7)
Excess depletion	(17.2)	(13.7)	(14.5)
Foreign earnings repatriation	42.3	—	—
Foreign earnings provision differential	80.7	17.3	16.4
Global intangible low-taxed income	197.2	67.0	—
Tax credits	—	(26.5)	—
Remeasurement of foreign income tax accounts	(2.6)	(1.8)	2.9
State income taxes, net of federal tax benefit	1.1	(1.1)	(6.8)
Other, net	(11.7)	3.3	(3.5)
Total income tax (benefit) provision	$(38.8)	$22.8	$8.0
Certain reconciliation items included in the above table exclude the remeasurement of foreign income tax accounts as these foreign currency effects are separately presented. The Company recognizes the tax on global intangible low-taxed income (GILTI) as a period expense and recorded a provision of $197.2 million and $67.0 million for the years ended December 31, 2022 and 2021, respectively, which was fully offset by the release of valuation allowance associated with the net operating losses (NOLs) that absorbed the GILTI inclusion. The Company did not record a provision for the year ended December 31, 2020 due to tested foreign losses.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act was signed into law and contained numerous tax provisions including the acceleration of refunds of previously generated alternative minimum tax (AMT) credits. During the years ended December 31, 2021 and 2020, the Company received AMT credit refunds of $1.2 million and $46.9 million, respectively. The Company does not expect any further AMT refund.
The Taxpayer Certainty and Disaster Relief Act of 2020 and the American Rescue Plan Act were enacted on December 27, 2020 and March 1, 2021, respectively. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law and contained numerous tax provisions including a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. These acts did not have a material impact on the Company’s tax provision.

Peabody Energy Corporation	2022 Form 10-K	F-27

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(Dollars in millions)
Deferred tax assets:
Tax loss carryforwards and credits	$740.1	$1,267.6
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	550.8	571.9
Accrued postretirement benefit obligations	41.4	48.9
Asset retirement obligations	95.1	91.4
Employee benefits	22.1	19.9
Take-or-pay obligations	8.2	9.5
Hedge activities	49.1	36.8
Interest limitation	—	7.9
Investments and other assets	37.0	81.8
Workers’ compensation obligations	7.1	7.2
Operating lease liabilities	7.8	11.3
Other	28.3	22.7
Total gross deferred tax assets	1,587.0	2,176.9
Valuation allowance, income tax	(1,451.0)	(2,120.8)
Total deferred tax assets	136.0	56.1
Deferred tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	67.5	66.4
Operating lease right-of-use assets	7.6	9.4
Investments and other assets	6.6	7.6
Total deferred tax liabilities	81.7	83.4
Net deferred tax asset (liability)	$54.3	$(27.3)
Deferred taxes are classified as follows:
Noncurrent deferred income tax asset	$74.7	$—
Noncurrent deferred income tax liability	(20.4)	(27.3)
Net deferred tax asset (liability)	$54.3	$(27.3)
As of December 31, 2022, the Company had gross Australia NOLs of $53.0 million in Australian dollars and gross U.S. federal NOLs of $1.7 billion. The Company’s tax loss carryforwards and credits of $740.1 million as of December 31, 2022 were comprised primarily of net Australia NOLs and capital tax loss carryforwards of $153.4 million, net federal NOLs of $345.3 million, state NOLs of $82.3 million, tax general business credits (GBCs) of $139.1 million and other foreign NOLs of $18.4 million. The foreign tax loss carryforwards have no expiration date. The federal NOLs begin to expire in 2036. The state NOLs begin to expire in 2023 and the GBCs begin to expire in 2027.

Peabody Energy Corporation	2022 Form 10-K	F-28

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In assessing the near-term use of NOLs and tax credits and corresponding valuation allowance adjustments, the Company evaluated the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. For the year ended December 31, 2022, the Company released the valuation allowances of $74.7 million recorded against the Australia NOLs and net deferred tax asset position due to the significant current year utilization of NOLs and expected future realization of the deferred tax assets. The Company maintained valuation allowances of $1.5 billion against the U.S net deferred tax asset position of $976.8 million and against certain foreign deferred tax assets, primarily in Australia, of $474.2 million. Recognition of the U.S. valuation allowances was driven by recent cumulative book losses, as determined by considering all sources of available income (including items classified as discontinued operations or recorded directly to “Accumulated other comprehensive income”), which limited the Company’s ability to look to future taxable income in assessing the realizability of the related assets. The valuation allowance against certain foreign deferred tax assets continues to be recorded due to unlikely realization.
Unrecognized Tax Benefits
Net unrecognized tax benefits (excluding interest and penalties) were recorded as follows in the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(Dollars in millions)
Deferred income taxes	$8.2	$9.7
Other noncurrent liabilities	1.3	1.3
Net unrecognized tax benefits	$9.5	$11.0
Gross unrecognized tax benefits	$9.5	$11.0
The amount of the Company’s gross unrecognized tax benefits decreased by $1.5 million since December 31, 2021 due primarily to adjustments for prior year positions partially offset by additions for current positions. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $9.5 million and $11.0 million at December 31, 2022 and 2021, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the periods presented below is as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Balance at beginning of period	$11.0	$9.1	$16.5
Additions for current year tax positions	0.8	3.0	1.9
Reductions for prior year tax positions	(2.3)	(1.1)	(9.3)
Balance at end of period	$9.5	$11.0	$9.1
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company recorded $0.2 million of gross interest and penalties for both the years ended December 31, 2022 and 2021, and reversed gross interest and penalties of $0.4 million for the year ended December 31, 2020. The Company had $5.9 million, $5.7 million and $5.4 million of accrued gross interest and penalties related to unrecognized tax benefits at December 31, 2022, 2021 and 2020, respectively.
The Company does not expect a decrease in its net unrecognized tax benefits during the next twelve months.
Tax Returns Subject to Examination
The Company’s federal income tax returns for the 2019, 2020 and 2021 tax years are subject to potential examinations by the Internal Revenue Service. The Company’s state income tax returns for the tax years 2014 and thereafter remain potentially subject to examination by various state taxing authorities due to NOL carryforwards. Australian income tax returns for tax years 2013 through 2020 continue to be subject to potential examinations by the Australian Taxation Office.

Peabody Energy Corporation	2022 Form 10-K	F-29

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign Earnings
As of December 31, 2022, the Company has unremitted earnings relating to certain wholly owned subsidiaries that are not permanently reinvested, but there are no residual cash taxes on the unremitted earnings. The Company has an earnings deficit for remaining investments outside the U.S. and continues to be permanently reinvested with respect to its historical earnings. However, when appropriate, the Company has the ability to access foreign cash without incurring residual cash taxes due to the existence of NOLs.
Tax Payments and Refunds
The following table summarizes the Company’s income tax payments (refunds), net for the periods presented below:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
U.S. — federal	$(0.3)	$(1.3)	$(44.6)
U.S. — state and local	—	—	1.6
Non-U.S.	36.9	12.9	3.1
Total income tax payments (refunds), net	$36.6	$11.6	$(39.9)
(9)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2022	2021
	(Dollars in millions)
Trade accounts payable	$240.7	$201.7
Accrued payroll and related benefits	199.4	170.5
Other accrued expenses	148.0	161.3
Accrued royalties	88.4	51.4
Asset retirement obligations	84.2	65.0
Liabilities associated with discontinued operations	41.9	45.0
Income taxes payable	25.9	20.2
Accrued insurance	22.7	17.8
Accrued taxes other than income	20.0	78.8
Operating lease liabilities	16.8	16.4
Workers’ compensation obligations	9.3	8.5
Accrued interest	8.2	6.0
Liabilities from coal trading activities	—	29.5
Accounts payable and accrued expenses	$905.5	$872.1

Peabody Energy Corporation	2022 Form 10-K	F-30

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10)    Long-term Debt
The Company’s total indebtedness as of December 31, 2022 and 2021 consisted of the following:

	December 31,
Debt Instrument (defined below, as applicable)	2022	2021
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022 (2022 Notes)	$—	$23.1
8.500% Senior Secured Notes due December 2024 (2024 Peabody Notes)	—	62.6
10.000% Senior Secured Notes due December 2024 (2024 Co-Issuer Notes)	—	193.9
Senior Secured Term Loan due 2024 (Co-Issuer Term Loans)	—	206.0
6.375% Senior Secured Notes due March 2025 (2025 Notes)	—	334.9
Senior Secured Term Loan due 2025, net of original issue discount (Senior Secured Term Loan)	—	322.8
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	320.0	—
Finance lease obligations	23.6	29.3
Less: Debt issuance costs	(9.8)	(34.8)
	333.8	1,137.8
Less: Current portion of long-term debt	13.2	59.6
Long-term debt	$320.6	$1,078.2
As further described below, during 2021, the Company completed a significant debt restructuring to extend maturities on its existing debt and obtain covenant relief. Subsequent to these restructuring activities, the Company utilized various methods allowable or required under its relevant debt agreements to retire all of its senior secured long-term debt by December 31, 2022, as only the the 2028 Convertible Notes, which are further described below, and finance lease obligations remain outstanding.
2021 Debt Restructuring
During the first quarter of 2021, the Company completed a series of financing transactions to provide the Company with maturity extensions and covenant relief, while allowing it to maintain near-term operating liquidity. These transactions included a senior notes exchange, a revolving credit facility exchange, various amendments to the Company’s existing debt agreements and a support agreement with the Company’s surety bond providers. These transactions were preceded by an organizational realignment in which the Company formed certain wholly-owned subsidiaries (the Co-Issuers) to indirectly own and conduct the operations of the Company’s Wilpinjong Mine in Australia and the designation of such entities as unrestricted subsidiaries under the Company’s then-existing credit agreement (Credit Agreement) and senior notes’ indenture.
The senior notes exchange involved the tender of $398.7 million aggregate principal amount of the Company’s 2022 Notes for aggregate consideration consisting of (a) $193.9 million aggregate principal amount of new 2024 Co-Issuer Notes, (b) $195.1 million aggregate principal amount of new 2024 Peabody Notes issued by the Company and (c) a cash payment of approximately $9.4 million. The exchange was accounted for as a debt modification and as such, no gain or loss was recorded.
Concurrently with the senior notes exchange, the Company solicited consents from holders of the 2022 Notes to certain proposed amendments to its existing senior notes’ indenture to (i) eliminate substantially all of the restrictive covenants, certain events of default applicable to the 2022 Notes and certain other provisions contained in their indenture and (ii) release the collateral securing the 2022 Notes and eliminate certain other related provisions. The Company received the requisite consents from holders of the 2022 Notes and entered into a supplemental indenture to reflect such amendments.
The Company also restructured $216.0 million of existing revolving loans under the Credit Agreement by (i) paying down $10.0 million aggregate principal amount of such loans, (ii) compelling the Co-Issuers to incur $206.0 million of Co-Issuer Term Loans under a separate credit agreement, (iii) entering into a letter of credit facility (the Company LC Agreement) and (iv) amending the Credit Agreement.

Peabody Energy Corporation	2022 Form 10-K	F-31

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the Company LC Agreement, the Company obtained a $324.0 million letter of credit facility under which its existing letters of credit under the Credit Agreement were deemed to be issued. Undrawn letters of credit under the Company LC Agreement bear interest at 6.00% per annum and unused commitments are subject to a 0.50% per annum commitment fee. The Company LC Agreement was subsequently amended during 2022 to mandatorily reduce its capacity by approximately $22 million to make allowable certain previously restricted payments for joint venture investments. The amendment creates an investment basket which allows payments of $30.0 million per year specifically limited to investment in renewable energy-related projects. The Company has no contractual commitment for such project investment. Unused portions of the basket carryover from year-to-year, and the total amount of investment will further reduce the credit facility capacity by a like amount, or a minimum of $10.0 million per year, through the maturity of the credit facility. In February 2023, the Company LC Agreement was further amended to reduce its capacity by an additional $65.0 million, accelerate its expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023.
Under the amended Credit Agreement, there remain no revolving commitments or revolving loans and the first lien net leverage ratio covenant was eliminated. The Company LC Agreement requires that the Company’s restricted subsidiaries maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2024. As such, liquidity attributable to the Co-Issuers, its subsidiaries and other unrestricted subsidiaries is excluded from the calculation.
Commitments under the Company LC Agreement are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of the Company’s domestic restricted subsidiaries and secured by (a) first priority liens over (1) substantially all of the assets of the Company, except for certain excluded assets, (2) 100% of the capital stock of each domestic restricted subsidiary of the Company, (3) 100% of the capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company and (4) all intercompany debt owed to the Company, in each case, subject to certain exceptions. The Company LC Agreement contains customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of its assets, and place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company.
Completion of the 2021 debt restructuring transactions allowed the Company to finalize the surety transaction support agreement described at Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees.”
2021 Debt Retirements
In March 2021, as a requirement of the senior notes exchange, the Company purchased $22.4 million of the 2024 Peabody Notes at 80% of their accreted value, plus accrued and unpaid interest.
In June 2021, the Company announced an at-the-market equity offering program pursuant to which, as amended, the Company could offer and sell up to 32.5 million shares of its common stock. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021, relating to the offer and sale of the shares. During the year ended December 31, 2021, the Company sold approximately 24.8 million shares for net cash proceeds of $269.8 million. Such proceeds were utilized, in part, for the retirement of debt as described below.
During the year ended December 31, 2021, the Company retired $91.4 million of 2024 Peabody Notes, $117.8 million of 2025 Notes and $61.7 million of its Senior Secured Term Loan primarily through various open market purchases at an aggregate cost of $232.4 million.
Also during the year ended December 31, 2021, the Company completed multiple bilateral transactions with note holders in which the Company issued an aggregate 10.0 million shares of its common stock in exchange for $37.3 million aggregate principal amount of the 2022 Notes, $47.2 million aggregate principal amount of the 2025 Notes and $21.6 million aggregate principal amount of the 2024 Peabody Notes. The issuance of shares of common stock in exchange for the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) under the Securities Act of 1933, based in part on representations of holders of the 2022 Notes, the 2025 Notes and the 2024 Peabody Notes, and on the basis that the exchange was completed with existing holders of the Company's securities and no commission or other remuneration was paid or given for soliciting the exchange.

Peabody Energy Corporation	2022 Form 10-K	F-32

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s various debt retirements during 2021 resulted in the realization of net gains from early debt extinguishment of $33.2 million.
2022 Debt Retirements
On March 31, 2022, the Company retired the remaining principal balance of 2022 Notes upon maturity for $23.1 million.
During the three months ended March 31, 2022, $62.5 million principal amount of the 2024 Peabody Notes was retired using proceeds from the offering of 2028 Convertible Notes, as further described below, and the remaining $0.1 million principal amount was retired through a mandatory repurchase offer required under the terms of their indenture and the Company LC Agreement. Such mandatory repurchase offers were required when the Company made open market repurchases of its debt. In general, the repurchase offers equated to 25% of the principal amount of priority lien debt repurchased in the preceding quarter at a price equal to the weighted average repurchase price paid over that quarter. In addition to the $0.1 million principal amount of 2024 Peabody Notes repurchased through such offers, the Company repurchased $42.2 million of aggregate priority lien obligations under the Company LC Agreement during 2022 at approximately 95%. The repurchases of Company LC Agreement commitments were effected by the posting of $40.1 million of collateral with the administrative agent and did not reduce the availability under the facility.
In March 2022, $257.4 million principal amount of the 2025 Notes was retired using proceeds from the offering of 2028 Convertible Notes, as further described below. The remaining 2025 Notes were retired through an open market repurchase of $11.4 million principal amount at 98.00% in September 2022 and, in accordance with the notes’ indenture, a voluntary prepayment of $66.1 million principal amount at 101.59% in December 2022.
The Senior Secured Term Loan was retired through various open market purchases of $44.1 million principal amount throughout 2022 at an aggregate cost of $42.1 million, scheduled quarterly principal amortization payments of $3.0 million, and, in accordance with the terms of the Credit Agreement, a voluntary prepayment of $276.2 million principal amount at par in December 2022.
The 2024 Co-Issuer Notes and the Co-Issuer Term Loans were subject to mandatory prepayment offers at the end of each six-month period, beginning with June 30, 2021, whereby the Excess Cash Flow (as defined in the 2024 Co-Issuer Notes indenture) generated by the Wilpinjong Mine during each such period could be applied to the principal of such notes and loans on a pro rata basis, provided that the liquidity attributable to the Wilpinjong Mine would not fall below $60.0 million. Such prepayments could be accepted or declined at the option of the debt holders. Based upon the Wilpinjong Mine’s results for the six-month periods ended December 31, 2021 and June 30, 2022 and the resultant mandatory prepayment offers, during 2022, the Company prepaid $18.5 million principal amount of 2024 Co-Issuer Notes at an aggregate cost of $19.2 million and $17.2 million principal amount of Co-Issuer Term Loans at par.
Voluntary repurchases of Co-Issuer Term Loans were permissible through various methods, including a modified Dutch auction process in which the Company could solicit acceptable prices from holders. During the year ended December 31, 2022, the Company solicited bids from all holders of Co-Issuer Term Loans at various dates for the repurchase of the remaining outstanding principal amount, resulting in the valid tender and purchase of $185.9 million principal amount at an aggregate cost of $195.8 million.
The underlying terms of the 2024 Co-Issuer Notes and Co-Issuer Term Loans required parity between the holders of Co-Issuer Term Loans and holders of the 2024 Co-Issuer Notes with respect to repurchase offers such as those undertaken through the auction processes described above. As such, the Company solicited commensurate bids from all holders of 2024 Co-Issuer Notes at various dates during the year ended December 31, 2022 for the repurchase of the remaining outstanding principal amount, resulting in the valid tender and purchase of $147.3 million principal amount at an aggregate cost of $154.1 million.
Subsequent to the modified Dutch auction processes and related transactions, the Company voluntarily prepaid the remaining $28.1 million principal amount of 2024 Co-Issuer Notes and $2.9 million principal amount of Co-Issuer Term Loans at an aggregate cost of $32.8 million, including certain make whole premium amounts.
The Company’s various debt retirements during 2022 resulted in the realization of net losses from early debt extinguishment of $34.9 million, excluding the loss recorded in connection with the issuance of 2028 Convertible Notes described below.

Peabody Energy Corporation	2022 Form 10-K	F-33

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.250% Convertible Senior Notes due 2028
On March 1, 2022, the Company issued $320.0 million in aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the 2028 Convertible Notes) through a private offering. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes to redeem the remaining $62.5 million of its outstanding 2024 Peabody Notes and, together with available cash, approximately $257.4 million of its outstanding 2025 Notes, and to pay related premiums, fees and expenses relating to the offering of the 2028 Convertible Notes and the redemptions. The Company capitalized $11.2 million of debt issuance costs related to the offering and recognized a loss on early debt extinguishment of $23.0 million during the three months ended March 31, 2022.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bear interest at a rate of 3.250% per year, payable semi-annually in arrears on March 1 and September 1 of each year.
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

Peabody Energy Corporation	2022 Form 10-K	F-34

During the fourth quarter of 2022, the Company’s reported common stock prices prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes are convertible at the option of the holders during the first quarter of 2023. The Company cannot currently satisfy the conversion obligation in cash because the terms of the Credit Agreement generally prohibit the Company from retiring unsecured debt with cash. It is the Company’s current intent and policy to settle any conversions of 2028 Convertible Notes through shares of its common stock. As such, the 2028 Convertible Notes are not classified as a current obligation in the accompanying consolidated balance sheets. Through February 17, 2023, the Company has not received any conversion requests and does not anticipate receiving any conversion requests in the near term as the market value of the 2028 Convertible Notes exceeds their conversion value. As of December 31, 2022, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $105.8 million.
Margin Financing Arrangement
In March 2022, the Company entered into a discrete credit agreement which provided for a $150 million unsecured revolving credit facility. The revolving facility was scheduled to mature in April 2025 and bore interest at a rate of 10.0% per annum on drawn amounts. The revolving facility was intended to support the Company’s near-term liquidity requirements, particularly with respect to the cash margin requirements associated with the Company’s coal derivative contracts, which fluctuate depending upon underlying market coal prices. Concurrently with the Credit Agreement, the Company entered into a related agreement for an at-the-market equity offering program for up to $225.0 million of the Company’s common stock.
During the three months ended March 31, 2022, the Company borrowed and repaid $225.0 million under the revolving facility using net proceeds of $222.0 million from at-the-market issuances of 10.1 million shares of common stock and available cash. The Company made no additional borrowings and terminated the facility in August 2022.
Interest Charges
The following table presents the components of the Company’s interest expense related to its indebtedness and financial assurance instruments such as surety bonds and letters of credit. Additionally, the table sets forth the amount of cash paid for interest and the amount of non-cash interest expense primarily related to the amortization of debt issuance costs.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Indebtedness	$87.0	$132.3	$104.4
Financial assurance instruments	53.3	51.1	35.4
Interest expense	$140.3	$183.4	$139.8

Cash paid for interest	$118.5	$174.9	$126.9
Non-cash interest expense	$17.7	$21.3	$16.2
Covenant Compliance
The Company was compliant with all relevant covenants under its debt agreements at December 31, 2022, including the minimum aggregate liquidity requirement under the Company LC Agreement which requires the Company’s restricted subsidiaries to maintain minimum aggregate liquidity of $125.0 million at the end of each quarter through December 31, 2023.
Finance Lease Obligations
Refer to Note 11. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
(11)    Leases
The Company has operating and finance leases for mining and non-mining equipment, office space and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases. Refer to Note 1. “Summary of Significant Accounting Policies” for the Company’s policies regarding “Leases.”

Peabody Energy Corporation	2022 Form 10-K	F-35

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
The components of lease expense for the periods presented below were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Operating lease cost:
Operating leases	$18.9	$19.8	$28.8
Short-term leases	30.6	15.5	39.1
Variable leases	7.6	2.7	4.6
Sublease income	(1.3)	(1.9)	(2.3)
Total operating lease cost	$55.8	$36.1	$70.2

Finance lease cost:
Amortization of right-of-use assets	$6.3	$5.9	$3.5
Interest on lease liabilities	2.1	2.7	0.8
Total finance lease cost	$8.4	$8.6	$4.3

Peabody Energy Corporation	2022 Form 10-K	F-36

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental balance sheet information related to leases at December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$26.9	$35.5

Accounts payable and accrued expenses	$16.8	$16.4
Operating lease liabilities, less current portion	11.0	27.2
Total operating lease liabilities	$27.8	$43.6

Finance leases:
Property, plant, equipment and mine development	$36.1	$32.2
Accumulated depreciation	(12.6)	(7.4)
Property, plant, equipment and mine development, net	$23.5	$24.8

Current portion of long-term debt	$13.2	$15.3
Long-term debt, less current portion	10.4	14.0
Total finance lease liabilities	$23.6	$29.3

Weighted average remaining lease term (years)
Operating leases	2.0
Finance leases	6.7

Weighted average discount rate
Operating leases	5.7%
Finance leases	7.2%
Supplemental cash flow information related to leases for the periods presented below was as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20.5	$24.3	$35.1
Operating cash flows for finance leases	2.1	3.8	0.8
Financing cash flows for finance leases	9.3	8.2	8.9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13.5	7.1	16.5
Finance leases	6.4	24.4	1.6

Peabody Energy Corporation	2022 Form 10-K	F-37

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company's leases have remaining lease terms ranging from 1 year to 8.3 years, and may include options to extend the terms, as applicable. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2023	$18.6	$14.4
2024	7.4	5.7
2025	1.6	4.0
2026	1.4	2.2
2027	0.3	1.0
2028 and thereafter	0.4	—
Total lease payments	29.7	27.3
Less imputed interest	(1.9)	(3.7)
Total lease liabilities	$27.8	$23.6
(12)    Asset Retirement Obligations
Reconciliations of the Company’s asset retirement obligations are as follows:

	December 31,
	2022	2021
	(Dollars in millions)
Balance at beginning of period	$719.8	$728.2
Liabilities settled or disposed	(51.7)	(72.4)
Accretion expense	56.2	54.9
Revisions to estimates	25.7	9.1
Balance at end of period	$750.0	$719.8
Less: Current portion (included in “Accounts payable and accrued expenses”)	84.2	65.0
Noncurrent obligation (included in “Asset retirement obligations”)	$665.8	$654.8
Balance at end of period — active locations	$557.9	$511.8
Balance at end of period — closed or inactive locations	$192.1	$208.0
As of December 31, 2022 and 2021, the Company had $1,250.1 million and $1,294.7 million, respectively, in surety bonds outstanding to secure reclamation obligations. Additionally, the Company had $437.8 million and $323.0 million, respectively, of letters of credit in support of reclamation obligations as of December 31, 2022 and 2021. See Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” for a discussion of cash collateral supporting these reclamation bonding requirements.
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

Peabody Energy Corporation	2022 Form 10-K	F-38

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net periodic postretirement benefit (credit) cost included the following components:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Service cost for benefits earned	$0.8	$1.0	$3.8
Interest cost on accumulated postretirement benefit obligation	7.0	10.5	20.2
Expected return on plan assets	(0.8)	(1.0)	(1.5)
Amortization of prior service credit	(53.8)	(46.4)	(17.3)
Net actuarial (gain) loss	(51.2)	(54.5)	16.5
Net periodic postretirement benefit (credit) cost	$(98.0)	$(90.4)	$21.7
The actuarial gain for all benefit plans in 2022 was primarily due to the increase in the discount rate used to measure the benefit obligation and favorable impact of claims experience for the year offset by increase in medical trend rate due to inflation as well as expected impact of recently passed Inflation Reduction Act. The actuarial gain for all benefit plans in 2021 was primarily due to the increase in the discount rate used to measure the benefit obligation, favorable impact of claims experience for the year, and updating the mortality base table and improvement scale to those published by the Society of Actuaries considering the plan’s experience for participants receiving medical benefits under the United Mine Workers of America (UMWA) Coal Act design. The actuarial loss for all benefit plans in 2020 was primarily due to the decrease in the discount rate used to measure the benefit obligation offset by the favorable impact of claims experience for the year and updating the mortality base tables and improvement scales to those published by the Society of Actuaries for all participants except those receiving medical benefits under the UMWA Coal Act design.
The following includes pretax amounts recorded in “Accumulated other comprehensive income”:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Prior service credit arising during year	$—	$(139.5)	$(185.4)
Amortization:
Prior service credit	53.8	46.4	17.3
Total recorded in “Accumulated other comprehensive income”	$53.8	$(93.1)	$(168.1)
The Company amortizes prior service credit over an amortization period of the average remaining service period to full eligibility for participating employees at the time of the plan change or the expected lifetime of participants in the plan. Prior service credits established during 2021 and 2020 are described below. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during the year ending December 31, 2023 is $53.8 million.

Peabody Energy Corporation	2022 Form 10-K	F-39

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the plans’ funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2022	2021
	(Dollars in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$258.7	$476.6
Service cost	0.8	1.0
Interest cost	7.0	10.5
Participant contributions	—	0.1
Plan amendments	—	(139.5)
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(21.2)	(34.5)
Actuarial gain	(55.4)	(55.5)
Accumulated postretirement benefit obligation at end of period	189.9	258.7
Change in plan assets:
Fair value of plan assets at beginning of period	26.1	33.7
Actual return on plan assets	(3.4)	—
Employer contributions	15.9	26.8
Participant contributions	—	0.1
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(21.2)	(34.5)
Fair value of plan assets at end of period	17.4	26.1
Funded status at end of period	(172.5)	(232.6)
Less: Current portion (included in “Accounts payable and accrued expenses”)	16.0	20.5
Noncurrent obligation (included in “Accrued postretirement benefit costs”)	$(156.5)	$(212.1)
In October 2021, the Company announced changes to its postretirement health care benefit plan for certain represented retirees. Effective January 1, 2022, the Company no longer provides medical coverage to certain existing retirees but continues to offer a life insurance benefit to eligible retirees. The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $139.5 million. The reduction was attributable to the elimination of health care benefits for certain represented retirees. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income” and is being amortized to earnings based upon the estimated remaining life expectancies of certain plan participants (13.0 years and 14.0 years were the remaining amortization periods at January 1, 2023 and 2022, respectively).
In September 2020, the Company announced changes to its postretirement health care benefit plans for non-represented employees and retirees. Effective January 1, 2021, the Company no longer subsidizes medical costs for Medicare eligible individuals or provides life insurance to salaried and hourly non-union retirees. The Company provides non-Medicare eligible salaried and hourly non-union retirees and eligible dependents a health reimbursement arrangement. There were no changes to benefits for represented participants. The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $185.4 million. The reduction was attributable to the elimination of health care benefits upon covered individuals’ attainment of Medicare eligibility and the elimination of life insurance benefits for certain non-represented participants. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income.” The $174.5 million reduction for elimination of health care benefits upon attainment of Medicare eligibility for salaried and non-union hourly retirees and eligible dependents is being amortized to earnings over an average remaining service period to full eligibility for participating employees (2.9 years and 3.9 years were the remaining amortization periods at January 1, 2023 and 2022, respectively). The remaining $10.9 million for the elimination of life insurance benefits and elimination of health care benefits upon attainment of Medicare eligibility for select non-union retirees is being amortized to earnings over the average remaining life expectancy of the affected plan (8.5 years and 9.5 years were the remaining amortization periods at January 1, 2023 and 2022, respectively).
A prior service credit established in December 2018 is being amortized to earnings over an average remaining service period to full eligibility for participating employees (1.9 years and 2.9 years were the remaining amortization periods at January 1, 2023 and 2022, respectively).

Peabody Energy Corporation	2022 Form 10-K	F-40

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine the benefit obligations for the plans as of the end of each year were as follows:

	December 31,
	2022	2021
Discount rate	5.70%	2.84%
Measurement date	December 31, 2022	December 31, 2021
The weighted-average assumptions used to determine net periodic postretirement benefit (credit) cost for the plans during each period were as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.84%	2.55%	3.40%
Expected long-term return on plan assets (pretax)	5.75%	5.75%	7.00%
Measurement date	December 31, 2021	December 31, 2020	December 31, 2019
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. The asset allocation of plan assets and long-term capital market expectations remain unchanged from December 31, 2021, therefore the Company’s expected pretax rate of return on plan assets will remain at 5.75% for 2023.
The accumulated postretirement benefit obligation exceeded plan assets for all plans as of December 31, 2022 and 2021. The accumulated postretirement benefit obligation for all plans was $189.9 million and $258.7 million as of December 31, 2022 and 2021, respectively.
The following presents information about the assumed health care cost trend rate:

	Year Ended December 31,
	2022	2021
Pre-Medicare:
Health care cost trend rate assumed for next year	7.00%	6.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2032	2027

Post-Medicare:
Health care cost trend rate assumed for next year	6.75%	5.75%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2032	2027
Plan Assets
The Company maintains a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. Assets of the Peabody Investments Corp. Non-Represented Retiree VEBA Trust (the Non-Represented Trust) are invested in accordance with the investment policy established by the Peabody VEBA Retirement Committee after consultation with outside investment advisors and actuaries. As of December 31, 2022 and 2021, the asset allocation strategy for the Non-Represented Trust is 30% in equity and 70% in fixed income assets. The asset strategy may vary over time based on changes in the status of the Non-Represented Plan, the Company’s risk posture and other factors.
A financial instrument’s level within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation techniques and inputs used for investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.

Peabody Energy Corporation	2022 Form 10-K	F-41

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. equity securities. The Non-Represented Trust invests in U.S. equity securities for growth and diversification. Investment vehicles include various domestic large-cap publicly traded common stocks. All common stocks are traded on a national securities exchange and are valued at quoted market prices in active markets and accordingly classified within Level 1 of the valuation hierarchy.
International equity securities. The Non-Represented Trust invests in international equity securities for growth and diversification. Investment vehicles include mutual funds. The mutual funds are traded on a national securities exchange in an active market, are valued using daily publicly quoted net asset value (NAV) prices and accordingly classified within Level 1 of the valuation hierarchy.
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
Cash funds. The Non-Represented Trust invests in cash funds to manage liquidity resulting from payment of participant benefits and certain administrative fees. The investment consists of non-interest bearing cash funds and U.S. government money market fund which are classified within the Level 1 valuation hierarchy.
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
The following tables present the fair value of assets in the Non-Represented Trust by asset category and by fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$3.7	$—	$—	$3.7
International equity securities	1.1	—	—	1.1
Corporate bonds	—	7.1	—	7.1
U.S. government securities	2.0	3.0	—	5.0
Cash funds	0.5	—	—	0.5
Total assets at fair value	$7.3	$10.1	$—	$17.4

Peabody Energy Corporation	2022 Form 10-K	F-42

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$5.7	$—	$—	$5.7
International equity securities	2.0	—	—	2.0
Corporate bonds	—	10.1	—	10.1
U.S. government securities	3.1	3.8	—	6.9
Cash funds	1.4	—	—	1.4
Total assets at fair value	$12.2	$13.9	$—	$26.1
Contributions
Annual contributions to the Non-Represented Trust are discretionary. During the year ended December 31, 2022, the Company made no contributions to the trust.
Estimated Future Benefit Payments
The following benefit payments (net of retiree contributions and Medicare Part D reimbursements), which reflect expected future service, as appropriate, are expected to be paid by the Company or satisfied from Non-Represented Trust assets:

Postretirement Benefits
(Dollars in millions)
2023	$23.1
2024	22.3
2025	21.1
2026	20.1
2027	18.9
Years 2028-2032	75.7
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
Effective May 31, 2008, the Peabody Plan was frozen in its entirety for both participation and benefit accrual purposes. In 2020, the Company announced a program to offer a voluntary lump-sum pension payout to eligible active salaried employees and former salaried employees in the Peabody Plan which would settle the Company’s obligation to them. The program provided participants with a limited time opportunity to elect to receive a lump-sum settlement of their pension benefit or begin to receive their benefit in the form of a monthly annuity in December 2020. As part of this voluntary lump-sum program, the Company settled $51.6 million of its pension obligations for active salaried employees and former salaried employees in the Peabody Plan with an equal amount paid from plan assets. As a result, the Company recorded a settlement gain of $2.7 million during the year ended December 31, 2020, which was reflected in “Net periodic benefit credit, excluding service cost” on the consolidated statement of operations.

Peabody Energy Corporation	2022 Form 10-K	F-43

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In March 2022, PIC entered into a commitment agreement relating to the Peabody Plan with The Prudential Insurance Company of America (Prudential) and Fiduciary Counselors Inc., as independent fiduciary to the Peabody Plan. Under the commitment agreement, the Peabody Plan purchased a buy-in group annuity contract (GAC) from Prudential for approximately $500 million and Prudential will reimburse the Peabody Plan for benefit payments to be made to the Peabody Plan’s participants. The benefit obligation was not transferred to Prudential and the Peabody Plan continues to administer and pay the retirement benefits of Peabody Plan participants and is reimbursed by Prudential for the payment of all benefits covered by the GAC. The purchase of the GAC was funded directly by the Peabody Plan’s assets. There was no impact on the monthly retirement benefits paid to Peabody Plan participants and no material impact on contributions for the Peabody Plan in 2022 as a result of this transaction. As of December 31, 2022 the benefit obligation attributed to the Peabody Plan’s participants covered by the GAC is equal to the GAC value.
In May 2022, the Board of Directors of PIC approved the termination of the Peabody Plan effective July 31, 2022. In June 2022, the Peabody Plan’s participants were notified of the Peabody Plan termination and the Peabody Plan filed an application with the Internal Revenue Service to request a determination as to the qualified status under §401(a) of the Internal Revenue Code of 1986 with respect to the amendment and termination of the Peabody Plan. As part of the plan termination process, benefits will be distributed to participants or transferred to an insurance company. Anticipated asset distribution, via voluntary lump sum payouts for active and deferred participants, is expected in the first half of 2023, following which participants not electing a lump sum and all participants in payment status will be transferred to a highly qualified insurance company.
Net periodic pension cost (credit) included the following components:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.2	$0.3
Interest cost on projected benefit obligation	21.4	20.4	28.0
Expected return on plan assets	(23.8)	(22.9)	(29.7)
Settlement	—	—	(2.7)
Net actuarial loss (gain)	20.6	12.7	(25.6)
Net periodic pension cost (credit)	$18.3	$10.4	$(29.7)
The actuarial loss for all pension plans in 2022 was primarily due to actual returns on plan assets lower than expected returns for the year and the premium paid to Prudential to purchase the GAC, offset by the increase in the discount rate used to measure the benefit obligation. The actuarial loss for all pension plans in 2021 was primarily due to actual returns on plan assets lower than expected returns for the year, offset by the increase in the discount rate used to measure the benefit obligation. The actuarial gain for all pension plans in 2020 was primarily due to actual returns on plan assets exceeding the expected returns for the year and the favorable impact of updating the mortality base tables and improvement scales to those published by the Society of Actuaries, offset by the decline in the discount rate used to measure the benefit obligation.

Peabody Energy Corporation	2022 Form 10-K	F-44

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summarizes the change in benefit obligation, change in plan assets and funded status of the Pension Plans:

	December 31,
	2022	2021
	(Dollars in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$751.7	$816.4
Service cost	0.1	0.2
Interest cost	21.4	20.4
Benefits paid	(55.1)	(55.9)
Actuarial gain	(137.2)	(29.4)
Projected benefit obligation at end of period	580.9	751.7
Change in plan assets:
Fair value of plan assets at beginning of period	772.4	847.5
Actual return on plan assets	(134.0)	(19.2)
Benefits paid	(55.1)	(55.9)
Fair value of plan assets at end of period	583.3	772.4
Funded status at end of period	$2.4	$20.7
Amounts recognized in the consolidated balance sheets:
Noncurrent asset (included in “Investments and other assets”)	$9.9	$28.5
Noncurrent obligation (included in “Other noncurrent liabilities”)	(7.5)	(7.8)
Net amount recognized	$2.4	$20.7
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2022	2021
Discount rate	5.44%	2.95%
Measurement date	December 31, 2022	December 31, 2021
The weighted-average assumptions used to determine net periodic pension cost (credit) during each period were as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.95%	2.60%	3.40%
Expected long-term return on plan assets	3.20%	2.80%	3.60%
Measurement date	December 31, 2021	December 31, 2020	December 31, 2019
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2023, the Company raised its expected rate of return on plan assets from 3.20% to 4.90% and 4.65% for the Peabody Plan and Western Plan; respectively, reflecting the impact of the Plans’ asset allocations and capital market expectations.
As of December 31, 2022 and 2021, the accumulated benefit obligation for all plans was $580.9 million and $751.7 million, respectively, which was equal to the projected benefit obligation for those periods. As of December 31, 2022 and 2021, the plan assets for the Peabody Plan of $464.7 million and $611.6 million, respectively, exceeded the projected benefit obligation and accumulated benefit obligation for those periods of $454.8 million and $583.1 million, respectively. The projected benefit obligation and accumulated benefit obligation for the Western Plan as of December 31, 2022 and 2021, was $126.1 million and $168.6 million, respectively, which exceeded the plan assets of $118.6 million and $160.8 million, respectively, for those periods.

Peabody Energy Corporation	2022 Form 10-K	F-45

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
The asset allocation targets have been set with the expectation that the assets of the Master Trust will be managed with an appropriate level of risk to fund each Pension Plan’s expected liabilities. To determine the appropriate target asset allocations, the Retirement Committees consider the demographics of each Pension Plan’s participants, the funded status of each Pension Plan, the business and financial profile of the Company and other associated risk preferences. These allocation targets are reviewed by the Retirement Committees on a regular basis and revised as necessary. As a result of discretionary contributions made in recent years, the Pension Plans have become nearly fully funded and therefore, as of December 31, 2022 and 2021, the Master Trust investment portfolio reflected the Company’s target asset mix of 100% fixed income investments. Master Trust assets also include investments in various real estate holdings through limited partnerships representing approximately less than 1% of total Master Trust assets as of both December 31, 2022 and 2021. The Retirement Committees’ intention is to liquidate these real estate holdings when allowable per the terms of the limited partnership agreements. Generally, dissolution and liquidation of the limited partnerships is required before the Master Trust’s real estate holdings can be liquidated.
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

Peabody Energy Corporation	2022 Form 10-K	F-46

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
Group annuity contract. The Master Trust invests in a buy-in GAC to provide a hedge to interest rate movements affecting liabilities. The GAC consists of a nonparticipating single premium group annuity contract. The initial value of the GAC was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. Since there are no observable inputs associated with the valuation, the GAC is classified within the Level 3 valuation hierarchy.
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
The following tables present the fair value of assets in the Master Trust by asset category and by fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$67.2	$—	$67.2
U.S. government securities	23.3	2.8	—	26.1
International government securities	—	2.0	—	2.0
Asset-backed securities	—	0.7	—	0.7
Cash funds	9.8	—	—	9.8
Group annuity contract	—	—	430.1	430.1
Real estate interests	—	—	0.3	0.3
Total assets at fair value	$33.1	$72.7	$430.4	536.2

Assets measured at net asset value practical expedient (1)
Private mutual funds				47.1
Total plan assets				$583.3

Peabody Energy Corporation	2022 Form 10-K	F-47

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$537.5	$—	$537.5
U.S. government securities	125.2	22.5	—	147.7
International government securities	—	15.5	—	15.5
Asset-backed securities	—	3.3	—	3.3
Cash funds	30.7	—	—	30.7
Real estate interests	—	—	0.3	0.3
Total assets at fair value	$155.9	$578.8	$0.3	735.0

Assets measured at net asset value practical expedient (1)
Private mutual funds				37.4
Total plan assets				$772.4
(1)     In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the tables are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.
The table below sets forth a summary of changes in the fair value of the Master Trust’s Level 3 investments:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Balance, beginning of period	$0.3	$1.2	$4.1
Realized gains	0.1	0.9	1.6
Unrealized losses relating to investments still held at the reporting date	(68.8)	(0.6)	(2.1)
Purchases, sales and settlements, net	498.8	(1.2)	(2.4)
Balance, end of period	$430.4	$0.3	$1.2
Contributions
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of December 31, 2022, the Company’s qualified plans are expected to be at or above the Pension Protection Act thresholds. The Company was not required to make any payments to its qualified pension plans in 2022 based on minimum funding requirements and did not make any discretionary contributions in 2022.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in connection with the Company’s benefit obligation:

Pension Benefits
(Dollars in millions)
2023	$76.1
2024*	11.1
2025*	11.0
2026*	10.8
2027*	10.6
Years 2028-2032*	49.6
*Estimated future benefit payments reflect Western Plan only as a result of Peabody Plan termination.

Peabody Energy Corporation	2022 Form 10-K	F-48

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Defined Contribution Plans
The Company sponsors employee retirement accounts under three 401(k) plans for eligible U.S. employees. The Company matches voluntary contributions to each plan up to specified levels. In May 2020 the Company amended one of its plans to eliminate the formula for calculating matching contributions and provide the Company sole discretion in making any matching contributions. During the period May 2020 to December 2020 the Company suspended matching contributions due to challenging business conditions of COVID-19. In January 2021 the Company reinstated matching contributions. The expense for these plans was $20.1 million, $9.7 million and $9.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Discretionary contribution features in the plans allow for additional contributions from the Company. The Company granted discretionary contributions of $9.2 million during the year ended December 31, 2022. There were no discretionary contributions granted during the years ended December 31, 2021 and 2020. Discretionary contributions paid during the year ended December 31, 2022 were $4.0 million. There were no discretionary contributions paid during the years ended December 31, 2021 and 2020.
Superannuation
The Company makes superannuation contributions for eligible Australia employees in accordance with the employer contribution rate set by the Government of Australia. The expense related to these contributions was $18.8 million, $17.4 million and $20.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. A performance contribution feature allows for additional discretionary contributions from the Company. The Company granted discretionary performance contributions of $1.6 million during the year ended December 31, 2022. There were no discretionary performance contribution granted for the years ended December 31, 2021 and 2020. There were no discretionary performance contributions paid during the years ended December 31, 2022, 2021 and 2020.
(15)    Stockholders’ Equity
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
The following table summarizes Common Stock activity during the periods presented below:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Shares outstanding at the beginning of the period	133.3	97.8	96.9
Shares issued for vested restricted stock units	0.7	1.0	1.3
Shares issued in exchange for debt retirement	—	10.0	—
Shares issued under at-the-market equity offering program	10.1	24.8	—
Shares repurchased	(0.2)	(0.3)	(0.4)
Shares outstanding at the end of the period	143.9	133.3	97.8

Peabody Energy Corporation	2022 Form 10-K	F-49

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Preferred Stock
The Board is authorized to issue up to 100.0 million shares of preferred stock, par value $0.01 per share. The Board can determine the terms and rights of each series, including whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of preferred stock as of December 31, 2022.
Series Common Stock
The Board is authorized to issue up to 50.0 million shares of series common stock, par value $0.01 per share. The Board can determine the terms and rights of each series, whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of series common stock as of December 31, 2022.
Treasury Stock
Share repurchases. On August 1, 2017, the Board authorized a $500.0 million share repurchase program of the outstanding shares of the Company’s common stock and/or preferred stock (Repurchase Program), which was eventually expanded to $1.5 billion during 2018. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through December 31, 2022, the Company repurchased 41.5 million shares of its Common Stock for $1,340.3 million, which included commissions paid of $0.8 million. As of December 31, 2022, there was $160.5 million available for repurchase under the Repurchase Program.
Share repurchases were suspended by the Company during 2019, and as further described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees,” during the fourth quarter of 2020, the Company entered into a transaction support agreement with its surety bond providers which prohibits the repurchase of shares through the earlier of December 31, 2025, or the maturity of the Credit Agreement (currently March 31, 2025), unless otherwise agreed to by the parties to the agreements. Additionally, restrictive covenants in the Company’s credit facility also limit the Company’s ability to repurchase shares. Prior to the suspension, repurchases were made at the Company’s discretion. The specific timing, price and size of purchases depended upon the share price, general market and economic conditions and other considerations, including compliance with various debt agreements in effect at the time repurchases were made.
Shares relinquished. The Company routinely allows employees to relinquish Common Stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in Common Stock under its equity incentive plans. The number of shares of Common Stock relinquished was 0.2 million, 0.3 million and 0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The value of the Common Stock tendered by employees was based upon the closing price on the dates of the respective transactions.
(16)    Share-Based Compensation
The Company has established the Peabody Energy Corporation 2017 Incentive Plan (the 2017 Incentive Plan) for employees, non-employee directors and consultants that allows for the issuance of share-based compensation in various forms including options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, dividend equivalents and cash incentive awards. Under the 2017 Incentive Plan, approximately 14 million shares of the Company’s Common Stock were reserved for issuance. As of December 31, 2022, there are approximately 6.9 million shares of the Company’s Common Stock available for grant.

Peabody Energy Corporation	2022 Form 10-K	F-50

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share-Based Compensation Expense and Cash Flows
The Company’s share-based compensation expense is recorded in “Operating costs and expenses” and “Selling and administrative expenses” in the consolidated statements of operations. Cash received by the Company upon the exercise of stock options is reflected as a financing activity in the consolidated statements of cash flows. Share-based compensation expense and cash flow amounts were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Share-based compensation expense	$8.4	$10.0	$13.5
Tax benefit	—	—	—
Share-based compensation expense, net of tax benefit	$8.4	$10.0	$13.5

Cash received upon the exercise of stock options	—	—	—
Write-off tax benefits related to share-based compensation	—	—	—
As of December 31, 2022, the total unrecognized compensation cost related to nonvested awards was $4.2 million, net of taxes, which is expected to be recognized over 2.5 years with a weighted-average period of 0.5 years.
Deferred Stock Units
During the years ended December 31, 2022, 2021 and 2020, the Company granted deferred stock units to each of the non-employee members of the Board. The fair value of these units is equal to the market price of the Company’s Common Stock at the date of grant. These deferred stock units generally vest on a monthly basis over 12 months and are settled in Common Stock three years after the date of grant.
Restricted Stock Units
The Company grants restricted stock units to certain senior management and non-senior management employees. For units granted to both senior and non-senior management employees containing only service conditions, the fair value of the award is equal to the market price of the Company’s Common Stock at the date of grant. Units granted to senior and non-senior management employees vest at various times (none of which exceed three years) in accordance with the underlying award agreement. Compensation cost for both senior and non-senior management employees is recognized on a straight-line basis over the requisite service period. The payouts for active grants awarded during the years ended December 31, 2022, 2021 and 2020 will be settled in the Company’s Common Stock.
Awards granted to certain senior management employees during the year ended December 31, 2022 contain a performance feature in which the award can be increased by up to 100% based on Adjusted EBITDA results over a two-year period. The incremental shares, which can be increased by up to 245,371 shares as of December 31, 2022 if the performance condition is satisfied, are not included in the table below.
A summary of restricted stock unit activity is as follows:

	Year Ended December 31, 2022	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	1,103,828	$8.99
Granted	325,040	11.87
Vested	(550,468)	10.60
Forfeited	(100,087)	8.38
Nonvested at December 31, 2022	778,313	$9.13
The total fair value at grant date of restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $3.9 million, $3.1 million and $16.6 million, respectively.

Peabody Energy Corporation	2022 Form 10-K	F-51

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The restricted stock units receive dividend equivalent units (DEUs) upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying restricted stock unit award. As of December 31, 2022, there were no nonvested DEUs. The total fair value of restricted stock units and DEUs vested was $6.8 million, $3.3 million and $5.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.
In March 2021 the Company entered into a transition agreement with its former chief executive officer which resulted in a modification to restricted stock units granted. Under terms of the agreement, any restricted stock units held by the former chief executive officer that would have vested under their original terms during the twelve months following the specified termination vested upon such date. As a result of this modification, the Company avoided additional compensation expense of approximately $1.3 million for the year ended December 31, 2021.
Performance Units
Performance units are typically granted annually in January and vest over a three-year measurement period and are primarily limited to senior management personnel. The performance units are usually subject to the achievement of goals based on the following conditions: three-year return on invested capital and environmental reclamation (performance condition). In addition, the payout of the performance units can be increased or decreased by up to 25% of the award based on three-year stock price performance compared to a custom peer group (market condition). The performance units can be increased by up to a maximum of 100% of the award granted. There were no performance units granted during the years ended December 31, 2022 or 2021. Awards granted during the year ended December 31, 2020 will be settled in the Company's Common Stock.
A summary of performance unit activity is as follows:

	Year Ended December 31, 2022	Weighted Average Remaining Contractual Life
Nonvested at December 31, 2021	650,906	0.7
Granted	—
Vested	(109,709)
Forfeited	(91,176)
Nonvested at December 31, 2022	450,021	—
As of December 31, 2022, there were 120,289 performance units and DEU’s vested that had an aggregate intrinsic value of $2.1 million and a conversion price per share of $17.43.
The performance units receive DEUs upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying performance unit award. As of December 31, 2022, there were no nonvested DEUs.
In March 2021 the Company entered into a transition agreement with its former chief executive officer which resulted in a modification to performance units granted. Under terms of the agreement, a portion of the performance units held by the former chief executive officer as of the specified termination date remain eligible to vest based on actual performance through the original performance period. As a result of this modification, the Company avoided additional compensation expense of approximately $2.5 million for the year ended December 31, 2021.
(17)    Other Events
Divestitures and Other Transactions
During July 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines, which reduced its closed mine reclamation liabilities and associated costs. The Millennium Mine was sold for minimal cash consideration and the assumption of the majority of the mine’s reclamation liabilities. At December 31, 2022, the Company remains responsible for $5.7 million of reclamation liabilities. The Company recorded a gain of $26.1 million in connection with the sale, which is included within “Net gain on disposals” in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Peabody Energy Corporation	2022 Form 10-K	F-52

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Wilkie Creek Mine was sold for minimal cash consideration and full assumption of the mine’s reclamation liabilities. The Company recorded a gain of $24.6 million in connection with the sale, which is included within “Income (loss) from discontinued operations, net of income taxes” in the accompanying consolidated statements of operations for the year ended December 31, 2021.
United Wambo Joint Venture with Glencore
In December 2019 the Company formed an unincorporated joint venture with Glencore plc (Glencore), in which the Company holds a 50% interest, to combine the existing operations of the Company’s Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. The Company proportionally consolidates the entity based upon its economic interest.
Both parties contributed mining tenements upon formation of the joint venture (United Wambo Joint Venture), and combined operations commenced in December 2020. At that date, the parties contributed mining equipment and other assets, and certain additional construction and development activities are ongoing. During the years ended December 31, 2022, 2021 and 2020, the Company contributed approximately $17 million, $59 million and $72 million, respectively, towards construction and development, which is reflected as “Additions to property, plant, equipment and mine development” in the accompanying consolidated statements of cash flows. Glencore is responsible for managing the mining operations of the joint venture.
(18)    Earnings per Share (EPS)
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
For all but performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 16. “Share-Based Compensation.”
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for both the years ended December 31, 2022 and 2021, and approximately 2.2 million for the year ended December 31, 2020, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

Peabody Energy Corporation	2022 Form 10-K	F-53

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share data)
Basic EPS numerator:
Income (loss) from continuing operations, net of income taxes	$1,317.4	$347.4	$(1,859.8)
Less: Net income (loss) attributable to noncontrolling interests	22.0	11.3	(3.5)
Income (loss) from continuing operations attributable to common stockholders	1,295.4	336.1	(1,856.3)
Income (loss) from discontinued operations, net of income taxes	1.7	24.0	(14.0)
Net income (loss) attributable to common stockholders	$1,297.1	$360.1	$(1,870.3)

Diluted EPS numerator:
Income (loss) from continuing operations, net of income taxes	$1,317.4	$347.4	$(1,859.8)
Add: Tax adjusted interest expense related to 2028 Convertible Notes	8.7	—	—
Less: Net income (loss) attributable to noncontrolling interests	22.0	11.3	(3.5)
Income (loss) from continuing operations attributable to common stockholders	1,304.1	336.1	(1,856.3)
Income (loss) from discontinued operations, net of income taxes	1.7	24.0	(14.0)
Net income (loss) attributable to common stockholders	$1,305.8	$360.1	$(1,870.3)

EPS denominator:
Weighted average shares outstanding — basic	142.1	111.1	97.7
Dilutive impact of share-based compensation awards	1.6	0.9	—
Dilutive impact of 2028 Convertible Notes	13.5	—	—
Weighted average shares outstanding — diluted	157.2	112.0	97.7

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$9.12	$3.03	$(18.99)
Income (loss) from discontinued operations	0.01	0.21	(0.15)
Net income (loss) attributable to common stockholders	$9.13	$3.24	$(19.14)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$8.29	$3.00	$(18.99)
Income (loss) from discontinued operations	0.02	0.22	(0.15)
Net income (loss) attributable to common stockholders	$8.31	$3.22	$(19.14)
(19)     Management — Labor Relations
On December 31, 2022, the Company had approximately 5,500 employees worldwide, including approximately 4,300 hourly employees; the employee amounts exclude employees that were employed at operations classified as discontinued operations. Approximately 34% of those hourly employees were represented by organized labor unions and were employed by mines that generated 16% of the Company’s 2022 coal production from continuing operations. In the U.S., the hourly employees of one active mine and one inactive mine are represented by an organized labor union. In Australia, the coal mining industry is unionized and the majority of hourly workers employed at the Company’s Australian mining operations are members of trade unions. The Construction, Forestry, Maritime, Mining and Energy Union (CFMMEU) generally represents the Company’s Australian subsidiaries’ hourly production and engineering employees, including those employed through contract mining relationships.

Peabody Energy Corporation	2022 Form 10-K	F-54

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the Company’s active and inactive mining operations as of December 31, 2022 in which the employees are represented by organized labor unions:

Mine	Approximate Number of Active Employees Represented	Union	Current Agreement Expiration Date or Date Amendable

U.S.
Kayenta	20	UMWA	November 2024
Shoal Creek	330	UMWA	December 2024
Australia
Wilpinjong	465	CFMMEU	June 2024
Coppabella	330	CFMMEU	February 2026
Moorvale (1)	225	N/A	June 2023
Metropolitan
Underground employees	150	CFMMEU	May 2025
Handling and preparation plant employees (2)	20	CFMMEU	May 2021
Wambo Underground
Underground employees	120	CFMMEU	November 2025
Handling and preparation plant employees	20	CFMMEU	August 2025
(1)    Employees of the Moorvale Mine operate on individual contracts under a direct engagement model. Such contracts are modeled after the Company’s former labor agreement with CFMMEU which ended in 2017. According to a memorandum of understanding between the Company and employees, individual contracts may be renegotiated in June 2023.
(2)    The Company, employees and the CFMMEU are currently negotiating a new labor agreement.
(20)    Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying consolidated balance sheets. At December 31, 2022, such instruments included $1,376.8 million of surety bonds and $569.6 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying consolidated balance sheets.
In November 2020, the Company entered into an agreement with the providers of its surety bond portfolio to resolve previous collateral demands. In accordance with the agreement, the Company initially provided $75.0 million of collateral, in the form of letters of credit. Upon completion of the 2021 debt restructuring transactions described in Note 10. “Long-term Debt”, other provisions of the agreement became effective. In particular, the Company granted second liens on $200.0 million of certain mining equipment and is further required to post an additional $25.0 million of collateral per year from 2021 through 2024 for the benefit of the surety providers. The collateral postings further increase to the extent the Company generates more than $100.0 million of free cash flow (as defined in the surety agreement) in any twelve-month period or has cumulative asset sales in excess of $10.0 million, as of the last quarter end during the term of the agreement. Based upon the Company’s free cash flow since entering into the surety agreement, additional collateral of $102.4 million was posted during the year ended December 31, 2022 and $74.4 million was posted in January 2023, in the form of cash-collateralized letters of credit.
Under the agreement, the relevant surety providers agreed to a standstill through December 31, 2025, during which time, the surety providers will not demand collateral incremental to that described above, draw on letters of credit posted for the benefit of themselves or cancel any existing surety bond. The Company will not pay dividends or make share repurchases during the standstill period, unless otherwise agreed between parties.

Peabody Energy Corporation	2022 Form 10-K	F-55

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclamation Bonding
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits.
At December 31, 2022, the Company’s asset retirement obligations of $750.0 million were supported by surety bonds of $1,250.1 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver. Letters of credit issued at December 31, 2022, which served as collateral for surety bonds in support of asset retirement obligations, amounted to $431.7 million.
Accounts Receivable Securitization
The Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The receivables securitization program (Securitization Program) is subject to customary events of default set forth in the Receivables Purchase Agreement. The Receivables Purchase Agreement was amended in January 2022 to extend the Securitization Program to January 2025 and reduce the available funding capacity from $250.0 million to $175.0 million. Such funding is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations. Borrowings under the Securitization Program bear interest at BSBY plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables. The Receivables Purchase Agreement was amended again in February 2023 to increase the available funding capacity to $225.0 million and adjust the relevant interest rate for borrowings to a secured overnight financing rate (SOFR).
At December 31, 2022, the Company had no outstanding borrowings and $168.0 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $7.0 million at December 31, 2022. The Company was not required to post cash collateral under the Securitization Program at either December 31, 2022 or 2021.
The Company incurred interest and fees associated with the Securitization Program of $3.8 million, $2.9 million and $2.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, which have been recorded as “Interest expense” in the accompanying statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into a new agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, expected to primarily support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At December 31, 2022, letters of credit of $103.3 million were outstanding under the agreement, which were collateralized by cash of $111.0 million, which includes interest earned on deposits.
Cash Collateral Arrangements
As of December 31, 2022, the Company had other collateral balances of $77.0 million posted, including $43.9 million related to reclamation, which are included with “Restricted cash and collateral arrangements” in the accompanying consolidated balance sheets. Such collateral balances amounted to $23.8 million at December 31, 2021, including $15.0 million related to reclamation.

Peabody Energy Corporation	2022 Form 10-K	F-56

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
(21)    Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of December 31, 2022, purchase commitments for capital expenditures were $102.1 million, all of which is obligated within the next three years, with $94.1 million obligated within the next 12 months.
In Australia, the Company has generally secured the ability to transport coal through rail contracts and ownership interests in five east coast coal export terminals that are primarily funded through take-or-pay arrangements with terms ranging up to 20 years. In the U.S., the Company has entered into certain long-term coal export terminal agreements to secure export capacity through the Gulf Coast. As of December 31, 2022, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.4 billion, of which approximately $103 million is obligated within the next year.
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
On August 2, 2022, Peabody and Plaintiffs agreed to settle all claims brought on behalf of all persons who purchased or otherwise acquired the Company’s shares between April 3, 2017 and October 28, 2019 in exchange for $4.6 million, to be paid by Peabody’s insurers. The parties further negotiated a definitive stipulation of settlement and related documents which do not contain any admission of liability, wrongdoing or responsibility by any of the parties and provide that the case be dismissed with prejudice, with mutual releases by all parties.

Peabody Energy Corporation	2022 Form 10-K	F-57

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 13, 2022, the Court entered an Order of Preliminary Approval of the settlement agreement. On February 7, 2023, the Court entered an order of final approval of the settlement agreement thereby fully resolving the litigation.
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
Metropolitan Mine Stormwater Discharge. Over the past two years, there has been significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site. While stormwater collected at the mine site is managed through two sedimentation dams, at times the heavy rainfall has presented challenges with managing the significant volumes of stormwater, as the surface water management infrastructure has not had sufficient capacity. As a result, on multiple occasions throughout 2021 and 2022 stormwater has been discharged from the mine site. Metropolitan Collieries Pty Ltd (MCPL), a wholly-owned subsidiary of PEC, removed accumulated material from the sedimentation dams to restore full site stormwater capacity by December 31, 2022 and has identified and is implementing additional controls for the management of sediment moving forward. Despite the measures undertaken by MCPL to manage and improve the situation, the Environment Protection Authority is currently undertaking an investigation in relation to the discharges of sediment laden water from the mine site and a review process of the Metropolitan Mine’s environmental protection license. The Environment Protection Authority is investigating potential offenses against the environmental protection legislation arising from the discharges.
Puerto Rico Climate Change Lawsuit. On November 22, 2022, the Municipalities of Puerto Rico filed a class action complaint for damages against several major energy fuel producers, including Peabody Energy. This lawsuit represents the latest in a series of lawsuits that have been brought in both state and federal court around the United States, generally seeking to impose liability on the energy fuel producers for the effects allegedly caused by climate change. Many of these lawsuits have been brought on behalf of governmental entities (counties, cities, and towns) by plaintiff law firms on a contingent fee arrangement. The causes of action in the Puerto Rico lawsuit include public and private nuisance, liability for failure to warn, consumer fraud, antitrust and claims under the Racketeer Influenced and Corrupt Organizations Act. As of February 17, 2023, the Company has not been properly served with a complaint in the matter styled: The Municipalities of Puerto Rico v. Exxon Mobil et al., Case No. 3:22-cv-01550 (USDC D.P.R.).
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

Peabody Energy Corporation	2022 Form 10-K	F-58

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Patriot-Related Matters. In 2012, Patriot filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code). In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then-disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under the Bankruptcy Code in the U.S. District Court for the Eastern District of Virginia and subsequently initiated a process to sell substantially all of its assets to qualified bidders. On October 9, 2015, Patriot’s bankruptcy court entered an order confirming Patriot’s plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot’s assets to two different buyers.
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $82.3 million and $87.2 million at December 31, 2022 and 2021, respectively. The liability, which is classified as discontinued operations, is included in the Company’s consolidated balance sheets within “Accounts payable and accrued expenses” and “Other noncurrent liabilities.” In connection with the actuarial valuation, the Company recorded mark-to-market adjustments of $2.7 million to decrease the liability during the year ended December 31, 2022, $2.1 million to decrease the liability during the year ended December 31, 2021 and $4.2 million to increase the liability during the year ended December 31, 2020. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
(22)    Segment and Geographic Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other.
The business of the Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of its thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company classifies its seaborne mines within the Seaborne Thermal Mining or Seaborne Metallurgical Mining segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Seaborne Thermal Mining segment is of a metallurgical grade. Similarly, a small portion of the coal mined by the Seaborne Metallurgical Mining segment is of a thermal grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions.
The Company’s Seaborne Thermal Mining operations consist of mines in New South Wales, Australia. The mines in that segment utilize both surface and underground extraction processes to mine low-sulfur, high Btu thermal coal.
The Company’s Seaborne Metallurgical Mining operations consist of mines in Queensland, Australia, one in New South Wales, Australia and one in Alabama, USA. The mines in that segment utilize both surface and underground extraction processes to mine various qualities of metallurgical coal. The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coking coal and pulverized coal injection coal.

Peabody Energy Corporation	2022 Form 10-K	F-59

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The principal business of the Company’s thermal operating segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin Mining operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal Mining operations reflect the aggregation of its Illinois, Indiana, New Mexico and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin Mining operations mine sub-bituminous coal deposits and its Other U.S. Thermal Mining operations mine both bituminous and sub-bituminous coal deposits.
The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity affiliates, corporate hedging activities, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain commercial matters.
The Company’s chief operating decision maker, defined as its Chief Executive Officer, uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance and allocate resources. Adjusted EBITDA is a non-GAAP financial measure defined as income (loss) from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Segment results for the year ended December 31, 2022 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2	$1.7	$4,981.9
Adjusted EBITDA	647.6	781.7	68.2	242.4	104.8	1,844.7
Additions to property, plant, equipment and mine development	38.8	84.8	59.1	35.3	3.5	221.5
Income from equity affiliates	—	—	—	—	(131.2)	(131.2)
Segment results for the year ended December 31, 2021 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$934.0	$727.7	$971.2	$689.1	$(3.7)	$3,318.3
Adjusted EBITDA	353.1	178.2	134.9	164.2	86.3	916.7
Additions to property, plant, equipment and mine development	88.6	25.1	41.4	24.2	3.8	183.1
Income from equity affiliates	—	—	—	—	(82.1)	(82.1)
Segment results for the year ended December 31, 2020 were as follows:

	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$711.8	$486.5	$991.1	$707.3	$(15.6)	$2,881.1
Adjusted EBITDA	163.2	(130.2)	194.8	168.4	(137.4)	258.8
Additions to property, plant, equipment and mine development	100.7	50.8	13.2	23.3	3.4	191.4
Loss from equity affiliates	—	—	—	—	60.1	60.1

Peabody Energy Corporation	2022 Form 10-K	F-60

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset details are reflected at the division level only for the Company’s operating segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company’s CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis. Assets related to closed, suspended or otherwise inactive mines are included within the Corporate and Other category.
Assets as of December 31, 2022 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,632.6	$1,359.4	$2,618.8	$5,610.8
Property, plant, equipment and mine development, net	1,220.7	1,217.5	426.8	2,865.0
Operating lease right-of-use assets	20.5	0.5	5.9	26.9
Assets as of December 31, 2021 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,669.6	$1,318.5	$1,961.7	$4,949.8
Property, plant, equipment and mine development, net	1,298.8	1,209.5	442.3	2,950.6
Operating lease right-of-use assets	19.2	3.3	13.0	35.5
Assets as of December 31, 2020 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,763.0	$1,345.3	$1,558.8	$4,667.1
Property, plant, equipment and mine development, net	1,347.3	1,258.8	445.0	3,051.1
Operating lease right-of-use assets	30.8	3.5	15.6	49.9

Peabody Energy Corporation	2022 Form 10-K	F-61

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$1,317.4	$347.4	$(1,859.8)
Depreciation, depletion and amortization	317.6	308.7	346.0
Asset retirement obligation expenses	49.4	44.7	45.7
Restructuring charges	2.9	8.3	37.9
Transaction costs related to joint ventures	—	—	23.1
Asset impairment	11.2	—	1,487.4
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(2.3)	(33.8)	30.9
Interest expense	140.3	183.4	139.8
Net loss (gain) on early debt extinguishment	57.9	(33.2)	—
Interest income	(18.4)	(6.5)	(9.4)
Net mark-to-market adjustment on actuarially determined liabilities	(27.8)	(43.4)	(5.1)
Unrealized losses on derivative contracts related to forecasted sales	35.8	115.1	29.6
Unrealized losses (gains) on foreign currency option contracts	2.3	7.5	(7.1)
Take-or-pay contract-based intangible recognition	(2.8)	(4.3)	(8.2)
Income tax (benefit) provision	(38.8)	22.8	8.0
Total Adjusted EBITDA	$1,844.7	$916.7	$258.8

The following table presents revenue as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2022	2021	2020
U.S.	36.6%	45.5%	56.2%
Japan	19.4%	14.2%	13.3%
Taiwan	9.3%	14.4%	7.7%
Australia	8.5%	7.7%	6.9%
India	2.9%	5.4%	2.6%
Vietnam	2.8%	2.0%	2.4%
Brazil	2.8%	0.9%	0.1%
South Korea	2.1%	1.4%	0.8%
Indonesia	1.5%	3.0%	0.2%
Belgium	1.3%	—%	0.3%
Chile	1.1%	0.3%	—%
France	1.1%	—%	—%
China	—%	—%	3.8%
Other	10.6%	5.2%	5.7%
Total	100.0%	100.0%	100.0%
The Company attributes revenue to individual countries based on the location of the physical delivery of the coal.

Peabody Energy Corporation	2022 Form 10-K	F-62

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)		Balance at End of Period
	(Dollars in millions)
Year Ended December 31, 2022
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$(0.3)	$—	$—		$—
Reserve for materials and supplies	9.0	1.4	(0.9)	—		9.5
Tax valuation allowances	2,120.8	(583.8)	—	(86.0)		1,451.0
Year Ended December 31, 2021
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—		$0.3
Reserve for materials and supplies	10.4	0.6	(2.0)	—		9.0
Tax valuation allowances	2,287.3	(121.7)	—	(44.8)		2,120.8
Year Ended December 31, 2020
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—		$0.3
Reserve for materials and supplies	7.9	3.5	(1.0)	—		10.4
Tax valuation allowances	2,068.4	373.2	—	(154.3)	(3)	2,287.3
(1)Reserves utilized, unless otherwise indicated.
(2)Includes the impact of changes in the Australian dollar exchange rates.
(3)Includes the impact of a decrease in Australia NOLs due to a cancellation of intercompany debt.

Peabody Energy Corporation	2022 Form 10-K	F-63