Form 10-Q
period 2023-03-31
PEABODY ENERGY CORP
filed 2023-05-04
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 144.7 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at April 28, 2023.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions, except per share data)
Revenue	$1,364.0	$691.4
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	846.6	699.0
Depreciation, depletion and amortization	76.3	72.9
Asset retirement obligation expenses	15.4	15.0
Selling and administrative expenses	22.8	23.1
Restructuring charges	0.1	1.6
Other operating income:
Net gain on disposals	(1.9)	(4.9)
Asset impairment	2.0	—
Income from equity affiliates	(1.8)	(44.7)
Operating profit (loss)	404.5	(70.6)
Interest expense	18.4	39.4
Net loss on early debt extinguishment	6.8	23.5
Interest income	(13.1)	(0.5)
Net periodic benefit credit, excluding service cost	(9.7)	(12.2)
Income (loss) from continuing operations before income taxes	402.1	(120.8)
Income tax provision (benefit)	118.0	(1.0)
Income (loss) from continuing operations, net of income taxes	284.1	(119.8)
Loss from discontinued operations, net of income taxes	(1.3)	(0.8)
Net income (loss)	282.8	(120.6)
Less: Net income (loss) attributable to noncontrolling interests	14.3	(1.1)
Net income (loss) attributable to common stockholders	$268.5	$(119.5)

Income (loss) from continuing operations:
Basic income (loss) per share	$1.87	$(0.87)
Diluted income (loss) per share	$1.69	$(0.87)
Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$1.86	$(0.88)
Diluted income (loss) per share	$1.68	$(0.88)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net income (loss)	$282.8	$(120.6)
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(13.4)
Foreign currency translation adjustment	(0.2)	1.9
Other comprehensive loss, net of income taxes	(13.6)	(11.5)
Comprehensive income (loss)	269.2	(132.1)
Less: Net income (loss) attributable to noncontrolling interests	14.3	(1.1)
Comprehensive income (loss) attributable to common stockholders	$254.9	$(131.0)

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2023	December 31, 2022
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$892.2	$1,307.3
Accounts receivable, net of allowance for credit losses of $0.0 at March 31, 2023 and December 31, 2022	394.7	465.5
Inventories, net	331.5	296.1
Other current assets	260.1	303.6
Total current assets	1,878.5	2,372.5
Property, plant, equipment and mine development, net	2,847.9	2,865.0
Operating lease right-of-use assets	22.7	26.9
Restricted cash and collateral	936.7	187.4
Investments and other assets	85.6	84.3
Deferred income taxes	28.5	74.7
Total assets	$5,799.9	$5,610.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13.2	$13.2
Accounts payable and accrued expenses	853.2	905.5
Total current liabilities	866.4	918.7
Long-term debt, less current portion	322.4	320.6
Deferred income taxes	20.2	20.4
Asset retirement obligations	668.3	665.8
Accrued postretirement benefit costs	155.6	156.5
Operating lease liabilities, less current portion	6.9	11.0
Other noncurrent liabilities	230.4	223.0
Total liabilities	2,270.2	2,316.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 188.4 shares issued and 144.7 shares outstanding as of March 31, 2023 and 187.1 shares issued and 143.9 shares outstanding as of December 31, 2022	1.9	1.9
Additional paid-in capital	3,977.6	3,975.9
Treasury stock, at cost — 43.7 and 43.2 common shares as of March 31, 2023 and December 31, 2022	(1,386.1)	(1,372.9)
Retained earnings	652.4	383.9
Accumulated other comprehensive income	228.9	242.5
Peabody Energy Corporation stockholders’ equity	3,474.7	3,231.3
Noncontrolling interests	55.0	63.5
Total stockholders’ equity	3,529.7	3,294.8
Total liabilities and stockholders’ equity	$5,799.9	$5,610.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$282.8	$(120.6)
Loss from discontinued operations, net of income taxes	1.3	0.8
Income (loss) from continuing operations, net of income taxes	284.1	(119.8)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	76.3	72.9
Noncash interest expense, net	1.6	3.8
Deferred income taxes	46.0	(6.4)
Noncash share-based compensation	1.7	2.0
Asset impairment	2.0	—
Net gain on disposals	(1.9)	(4.9)
Noncash income from port and rail capacity assignment	(9.2)	—
Net loss on early debt extinguishment	6.8	23.5
Income from equity affiliates	(1.8)	(44.7)
Foreign currency option contracts	2.2	(3.3)
Changes in current assets and liabilities:
Accounts receivable	70.8	(6.9)
Inventories	(35.4)	(42.4)
Other current assets	43.5	(80.0)
Accounts payable and accrued expenses	(39.6)	(28.4)
Collateral arrangements	(45.9)	(28.7)
Asset retirement obligations	2.5	4.7
Workers’ compensation obligations	(0.9)	(0.6)
Postretirement benefit obligations	(14.4)	(15.9)
Pension obligations	0.4	(0.6)
Other, net	0.6	3.2
Net cash provided by (used in) continuing operations	389.4	(272.5)
Net cash used in discontinued operations	(3.1)	(1.2)
Net cash provided by (used in) operating activities	386.3	(273.7)

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(55.7)	(29.7)
Changes in accrued expenses related to capital expenditures	(1.6)	(7.0)
Proceeds from disposal of assets, net of receivables	2.9	3.6
Contributions to joint ventures	(206.2)	(126.6)
Distributions from joint ventures	202.0	148.2
Cash receipts from Middlemount Coal Pty Ltd and other related parties	—	47.2
Other, net	0.1	(0.5)
Net cash (used in) provided by investing activities	(58.5)	35.2
Cash Flows From Financing Activities
Proceeds from long-term debt	—	545.0
Repayments of long-term debt	(2.7)	(599.9)
Payment of debt issuance and other deferred financing costs	(0.3)	(19.2)
Proceeds from common stock issuances, net of costs	—	222.0
Repurchase of employee common stock relinquished for tax withholding	(13.2)	(2.0)
Distributions to noncontrolling interests	(22.8)	(13.8)
Other, net	—	0.1
Net cash (used in) provided by financing activities	(39.0)	132.2
Net change in cash, cash equivalents and restricted cash	288.8	(106.3)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period (2)	$1,706.4	$848.0

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$1,307.3
Restricted cash included in “Restricted cash and collateral”	110.3
Cash, cash equivalents and restricted cash at beginning of period	$1,417.6

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$892.2
Restricted cash included in “Restricted cash and collateral”	814.2
Cash, cash equivalents and restricted cash at end of period	$1,706.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Common Stock
Balance, beginning of period	$1.9	$1.8
Common stock issuances, net of costs	—	0.1
Balance, end of period	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,975.9	3,745.6
Share-based compensation for equity-classified awards	1.7	2.0
Common stock issuances, net of costs	—	221.9
Balance, end of period	3,977.6	3,969.5
Treasury stock
Balance, beginning of period	(1,372.9)	(1,370.3)
Repurchase of employee common stock relinquished for tax withholding	(13.2)	(2.0)
Balance, end of period	(1,386.1)	(1,372.3)
Retained earnings (Accumulated deficit)
Balance, beginning of period	383.9	(913.2)
Net income (loss) attributable to common stockholders	268.5	(119.5)
Balance, end of period	652.4	(1,032.7)
Accumulated other comprehensive income
Balance, beginning of period	242.5	297.9
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(13.4)
Foreign currency translation adjustment	(0.2)	1.9
Balance, end of period	228.9	286.4
Noncontrolling interests
Balance, beginning of period	63.5	59.0
Net income (loss) attributable to noncontrolling interests	14.3	(1.1)
Distributions to noncontrolling interests	(22.8)	(13.8)
Balance, end of period	55.0	44.1
Total stockholders’ equity	$3,529.7	$1,896.9
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2022 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2023.
Although there are new accounting pronouncements issued by the Financial Accounting Standards Board that the Company will adopt, as applicable, the Company does not believe any of these accounting pronouncements will have a material impact on its unaudited condensed consolidated financial statements or disclosures.
(2)    Revenue Recognition
Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for the Company’s policies regarding “Revenue” and “Accounts receivable, net.”
Disaggregation of Revenue
Revenue by product type and market is set forth in the following tables. With respect to its seaborne reporting segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Three Months Ended March 31, 2023
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.5	$—	$305.0	$247.9	$—	$590.4
Export	308.8	—	—	—	—	308.8
Total thermal	346.3	—	305.0	247.9	—	899.2
Metallurgical coal
Export	—	287.2	—	—	—	287.2
Total metallurgical	—	287.2	—	—	—	287.2
Other (2)	0.2	1.2	0.3	1.5	174.4	177.6
Revenue	$346.5	$288.4	$305.3	$249.4	$174.4	$1,364.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$40.4	$—	$251.5	$199.9	$—	$491.8
Export	210.5	—	—	—	—	210.5
Total thermal	250.9	—	251.5	199.9	—	702.3
Metallurgical coal
Export	—	318.0	—	—	—	318.0
Total metallurgical	—	318.0	—	—	—	318.0
Other (2)	0.3	3.3	(0.3)	3.2	(335.4)	(328.9)
Revenue	$251.2	$321.3	$251.2	$203.1	$(335.4)	$691.4
(1)    Corporate and Other includes the following:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Unrealized gains (losses) on derivative contracts related to forecasted sales	$118.7	$(301.0)
Realized losses on derivative contracts related to forecasted sales	(50.6)	(68.0)
Revenue from physical sale of coal (3)	84.5	19.1
Trading revenue	—	10.1
Other (2)	21.8	4.4
Total Corporate and Other	$174.4	$(335.4)
(2)    Includes revenue from arrangements such as customer contract-related payments associated with volume shortfalls; royalties related to coal lease agreements; sales agency commissions; farm income; property and facility rentals; and revenue related to the Company’s assignment of rights to its excess port and rail capacity.
(3)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s operating segments and sold to customers through the Company’s coal trading business as part of settling certain derivative contracts. Primarily represents the difference between the price contracted with the customer and the price allocated to the operating segment.
Accounts Receivable
“Accounts receivable, net” at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Trade receivables, net	$353.2	$416.3
Miscellaneous receivables, net	41.5	49.2
Accounts receivable, net	$394.7	$465.5
None of the above receivables included allowances for credit losses at March 31, 2023 or December 31, 2022. No charges for credit losses were recognized during the three months ended March 31, 2023 or 2022.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)     Inventories
“Inventories, net” as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Materials and supplies, net	$145.5	$130.8
Raw coal	83.5	98.3
Saleable coal	102.5	67.0
Inventories, net	$331.5	$296.1
Materials and supplies inventories, net presented above have been shown net of reserves of $9.4 million and $9.5 million as of March 31, 2023 and December 31, 2022.
(4) Equity Method Investments
The Company’s equity method investments include its joint venture interest in Middlemount Coal Pty Ltd (Middlemount), R3 Renewables LLC (R3) and certain other equity method investments.
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Income from equity affiliates”:

			(Income) Loss from Equity Affiliates
	Book Value at		Three Months Ended March 31,
	March 31, 2023	December 31, 2022	2023	2022
	(Dollars in millions)
Equity method investment related to Middlemount	$29.4	$27.1	$(2.6)	$(45.7)
Equity method investment related to R3	8.2	7.0	0.8	1.0
Total equity method investments	$37.6	$34.1	$(1.8)	$(44.7)
The Company received no cash payments from Middlemount during the three months ended March 31, 2023. Payments of $47.0 million were received from Middlemount during the three months ended March 31, 2022.
One of the Company’s Australian subsidiaries is party to an agreement to provide a revolving loan to Middlemount. The Company’s participation in the revolving loan will not, at any time, exceed its 50% equity interest of the revolving loan limit, which was $50 million Australian dollars at March 31, 2023. The revolving loan bears interest at 10% per annum and expires on December 31, 2023. There was no outstanding revolving loan at March 31, 2023 or December 31, 2022.
In March 2022, the Company entered into a joint venture with unrelated partners to form R3. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $2.0 million to R3 during both the three months ended March 31, 2023 and 2022.
(5) Derivatives and Fair Value Measurements
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
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of March 31, 2023.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Option Contracts
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. As of March 31, 2023, the Company held average rate options with an aggregate notional amount of $632.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending December 31, 2023. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.75 over the nine-month period ending December 31, 2023. As of March 31, 2023, the Company also held purchased collars with an aggregate notional amount of $350.0 million Australian dollars related to anticipated Australian dollar expenditures during the third and fourth quarters of 2023. The purchased collars have a floor and ceiling of approximately $0.63 and $0.73, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of March 31, 2023, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 0.3 million tonnes. Such financial contracts may include futures, forwards and options. The notional volume is related predominantly to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine’s life. All such tonnes will settle in 2023. Additionally, the Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
During the three months ended March 31, 2023, the Company recorded a net unrealized mark-to-market gain of $118.7 million on financial coal derivative contracts, and no unrealized mark-to-market gains or losses on physical forward sales contracts. During the three months ended March 31, 2022, the Company recorded a net unrealized mark-to-market loss of $301.0 million on these coal derivative contracts, which included approximately $237 million of unrealized mark-to-market losses on financial derivatives and approximately $64 million of unrealized mark-to-market losses on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of March 31, 2023.
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

	March 31, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$—	$—	$3.0	$—
Derivative contracts related to forecasted sales	31.1	(79.8)	100.6	(310.3)
Financial trading contracts	—	(0.1)	11.7	—
Total derivatives	31.1	(79.9)	115.3	(310.3)
Effect of counterparty netting	(31.1)	31.1	(100.6)	100.6
Variation margin posted (received)	—	48.8	(11.7)	209.7
Net derivatives and variation margin as classified in the balance sheets	$—	$—	$3.0	$—

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of March 31, 2023, the Company had posted $59.8 million aggregate margin cash, consisting of $48.8 million variation margin cash and $11.0 million initial margin. As of December 31, 2022, the Company had posted $255.5 million aggregate margin cash, consisting of $198.0 million variation margin cash and $57.5 million initial margin.
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

		Three Months Ended March 31, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.0)	$(2.8)	$(2.2)
Derivative contracts related to forecasted sales	Revenue	68.1	(50.6)	118.7
Financial trading contracts	Revenue	—	17.3	(17.3)
Total		$63.1	$(36.1)	$99.2

		Three Months Ended March 31, 2022
		Total gain (loss) recognized in income	Loss realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$2.3	$(1.0)	$3.3
Derivative contracts related to forecasted sales	Revenue	(369.0)	(68.0)	(301.0)
Financial trading contracts	Revenue	10.1	(0.7)	10.8
Total		$(356.6)	$(69.7)	$(286.9)
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

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$—	$—	$—
Derivative contracts related to forecasted sales	—	(48.7)	—	(48.7)
Financial trading contracts	—	(0.1)	—	(0.1)
Equity securities	0.3	—	—	0.3
Total net assets (liabilities)	$0.3	$(48.8)	$—	$(48.5)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$3.0	$—	$3.0
Derivative contracts related to forecasted sales	—	(209.7)	—	(209.7)
Financial trading contracts	—	11.7	—	11.7
Equity securities	—	—	2.5	2.5
Total net (liabilities) assets	$—	$(195.0)	$2.5	$(192.5)
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
•Investments in equity securities are currently based on unadjusted quoted prices in active markets (Level 1).
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2023 and December 31, 2022:
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

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Total debt at par value	$345.0	$343.6
Less: Unamortized debt issuance costs	(9.4)	(9.8)
Net carrying amount	$335.6	$333.8

Estimated fair value	$511.3	$560.0
The Company’s risk management function, which is independent of the Company’s coal trading function, is responsible for valuation policies and procedures, with oversight from executive management. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for credit risk. The Company’s exposure to credit risk is substantially with electric utilities, energy marketers, steel producers and nonfinancial trading houses.
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
During the three months ended March 31, 2023, the entity in which the Company held a Level 3 investment in equity securities completed a merger transaction and its shares were exchanged for the shares of the newly-combined entity, which are publicly traded. The Company recorded an impairment loss of $2.0 million upon the exchange of shares, and will mark the investment to market as a Level 1 asset prospectively.
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(6) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2023 and December 31, 2022 is set forth in the table below:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Land and coal interests	$2,514.8	$2,514.7
Buildings and improvements	617.3	594.2
Machinery and equipment	1,578.5	1,543.1
Less: Accumulated depreciation, depletion and amortization	(1,862.7)	(1,787.0)
Property, plant, equipment and mine development, net	$2,847.9	$2,865.0
(7)  Income Taxes
The Company's effective tax rate before remeasurement for the three months ended March 31, 2023 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provision of $118.0 million and income tax benefit of $1.0 million for the three months ended March 31, 2023 and 2022, respectively, included tax provisions of $0.4 million and $1.6 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s estimated full year pretax income is expected to be primarily generated in Australia.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8)     Long-term Debt
The Company’s total indebtedness as of March 31, 2023 and December 31, 2022 consisted of the following:

Debt Instrument (defined below, as applicable)	March 31, 2023	December 31, 2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	25.0	23.6
Less: Debt issuance costs	(9.4)	(9.8)
	335.6	333.8
Less: Current portion of long-term debt	13.2	13.2
Long-term debt	$322.4	$320.6
During 2022, the Company utilized various methods allowable or required under its then-existing debt agreements to retire all of its senior secured long-term debt, leaving only its unsecured 3.250% Convertible Senior Notes due 2028 (the 2028 Convertible Notes), which are further described below, and various finance lease obligations outstanding at December 31, 2022.
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes and available cash to redeem $62.6 million of senior secured notes maturing in 2024 and $257.4 million of senior secured notes maturing in 2025, and to pay related premiums, fees and expenses relating to the offering and redemptions. The Company capitalized $11.2 million of debt issuance costs related to the offering and recognized a loss on early debt extinguishment of $23.0 million during the three months ended March 31, 2022.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes will bear interest from March 1, 2022 at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022.
During the first quarter of 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes are not convertible at the option of the holders during the second quarter of 2023.
As of March 31, 2023, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $92.6 million.
Interest Charges
The following table presents the components of the Company’s interest expense related to its indebtedness and financial assurance instruments such as surety bonds and letters of credit. Additionally, the table sets forth the amount of cash paid for interest and the amount of non-cash interest expense primarily related to the amortization of debt issuance costs.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Indebtedness	$6.4	$25.9
Financial assurance instruments	12.0	13.5
Interest expense	$18.4	$39.4

Cash paid for interest	$19.1	$37.2
Non-cash interest expense	$1.6	$3.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2023. The April 2023 termination of the Company’s credit agreement and related letter of credit facility, as described in Note 11. “Financial Instruments and Other Guarantees,” eliminated the related compliance requirements as of March 31, 2023 and prospectively.
(9) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension cost (credit) included the following components:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Interest cost on projected benefit obligation	$7.4	$5.3
Expected return on plan assets	(6.6)	(5.9)
Net periodic pension cost (credit)	$0.8	$(0.6)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2023, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2023 based on minimum funding requirements and does not expect to make any discretionary contributions in 2023 at this time.
In March 2022, Peabody Investments Corp. (PIC), a wholly-owned subsidiary of PEC, entered into a commitment agreement relating to the Peabody Investments Corp. Retirement Plan (the Peabody Plan) with The Prudential Insurance Company of America (Prudential) and Fiduciary Counselors Inc., as independent fiduciary to the Peabody Plan. Under the commitment agreement, the Peabody Plan purchased a buy-in group annuity contract (GAC) from Prudential for approximately $500 million and Prudential will reimburse the Peabody Plan for benefit payments to be made to the Peabody Plan’s participants. The benefit obligation was not transferred to Prudential and the Peabody Plan continues to administer and pay the retirement benefits of Peabody Plan participants and is reimbursed by Prudential for the payment of all benefits covered by the GAC. The purchase of the GAC was funded directly by the Peabody Plan’s assets. There was no impact on the monthly retirement benefits paid to Peabody Plan participants and no material impact on contributions for the Peabody Plan in 2022 or 2023 as a result of this transaction.
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
In February 2023, as part of the Peabody Plan termination process, the Company announced a program to offer a voluntary lump-sum pension payout to certain active and deferred participants of the Peabody Plan which would fully settle the Peabody Plan’s obligation to them. The program provided participants with a limited-time opportunity to elect to receive a lump-sum settlement of their pension benefit or begin to receive their benefit in the form of a monthly annuity in May 2023. Participants not electing the lump-sum settlement or annuity options will have their pension benefit transferred to a highly qualified insurance company. Through May 1, 2023, the Company settled $21.5 million of its pension obligations for active and deferred participants in the Peabody Plan with an equal amount paid from plan assets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic postretirement benefit credit included the following components:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.2
Interest cost on accumulated postretirement benefit obligation	2.5	1.7
Expected return on plan assets	(0.1)	(0.2)
Amortization of prior service credit	(13.4)	(13.4)
Net periodic postretirement benefit credit	$(10.9)	$(11.7)
The Company has established a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA trust in 2023 and plans to utilize a portion of VEBA assets to make certain benefit payments.
(10) Earnings per Share (EPS)
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million and approximately 1.2 million for the three months ended March 31, 2023 and 2022, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share data)
Basic EPS numerator:
Income (loss) from continuing operations, net of income taxes	$284.1	$(119.8)
Less: Net income (loss) attributable to noncontrolling interests	14.3	(1.1)
Income (loss) from continuing operations attributable to common stockholders	269.8	(118.7)
Loss from discontinued operations, net of income taxes	(1.3)	(0.8)
Net income (loss) attributable to common stockholders	$268.5	$(119.5)

Diluted EPS numerator:
Income (loss) from continuing operations, net of income taxes	$284.1	$(119.8)
Add: Tax adjusted interest expense related to 2028 Convertible Notes	2.6	—
Less: Net income (loss) attributable to noncontrolling interests	14.3	(1.1)
Income (loss) from continuing operations attributable to common stockholders	272.4	(118.7)
Loss from discontinued operations, net of income taxes	(1.3)	(0.8)
Net income (loss) attributable to common stockholders	$271.1	$(119.5)

EPS denominator:
Weighted average shares outstanding — basic	144.6	136.2
Dilutive impact of share-based compensation awards	0.7	—
Dilutive impact of 2028 Convertible Notes	16.1	—
Weighted average shares outstanding — diluted	161.4	136.2

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$1.87	$(0.87)
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss) attributable to common stockholders	$1.86	$(0.88)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$1.69	$(0.87)
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss) attributable to common stockholders	$1.68	$(0.88)
(11) Financial Instruments and Other Guarantees
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2023			December 31, 2022
	Reclamation Support	Other Support (1)	Total	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,236.4	$152.1	$1,388.5	$1,250.1	$126.7	$1,376.8
Letters of credit (2)	22.4	67.0	89.4	437.8	131.8	569.6
	1,258.8	219.1	1,477.9	1,687.9	258.5	1,946.4
Less: Letters of credit in support of surety bonds (3)	(22.4)	(5.4)	(27.8)	(431.7)	(37.2)	(468.9)
Obligations supported, net	$1,236.4	$213.7	$1,450.1	$1,256.2	$221.3	$1,477.5
(1)    Instruments support obligations related to pension and health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts, and certain restoration ancillary to prior mining activities.
(2)    March 31, 2023 balances exclude $223.8 million of letters of credit outstanding under the LC Facility and $101.3 million of letters of credit outstanding under the Company’s accounts receivable securitization program that were cancelled by April 14, 2023. The collateral obligations related to such letters of credit were met by the March 31, 2023 funding of collateral trust accounts in connection with the surety agreement amendment described below. Amounts do not include cash collateralized letters of credit.
(3)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the agreement, the Company was required to post collateral on a periodic basis through December 31, 2025. Prior to the April 2023 amendment, the Company had posted cumulative collateral of $557.8 million, primarily in the form of letters of credit.
Under the April 2023 amendment, the Company and surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represents a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and may vary prospectively as future bonding levels increase or decrease. The amendment also removes restrictions on the payment of dividends and share repurchases, and extends the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. Such compliance requirements will commence for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.
To fund the maximum collateral amount, the Company deposited $566.3 million into trust accounts for the benefit of certain surety providers on March 31, 2023. The remainder was comprised of $140.5 million of existing cash-collateralized letters of credit and $15.0 million already held on behalf of a surety provider. The amendment became effective on April 14, 2023, when the Company terminated a credit agreement which, as amended, provided for $237.2 million of capacity for irrevocable standby letters of credit (LC Facility). The $223.8 million of letters of credit that were outstanding under the LC Facility at March 31, 2023 were subsequently cancelled and, in certain cases, replaced by cash-collateralized letters of credit or letters of credit issued under the Company’s accounts receivable securitization program.
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023. The Company recorded early debt extinguishment losses of $6.8 million during the three months ended March 31, 2023, primarily as a result of the February 2023 amendment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prior to its termination, undrawn letters of credit under the LC Facility bore interest at 6.00% per annum and unused commitments were subject to a 0.50% per annum commitment fee.
Accounts Receivable Securitization
In 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended from time to time (the Receivables Purchase Agreement.) The receivables securitization program authorized under the agreement (Securitization Program) is subject to customary events of default. The Receivables Purchase Agreement was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a secured overnight financing rate (SOFR). Such funding is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization.
Borrowings under the Securitization Program bear interest at SOFR plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At March 31, 2023, the Company had no outstanding borrowings and $190.7 million of letters of credit outstanding under the Securitization Program, primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $15.3 million at March 31, 2023. The Company was not required to post cash collateral under the Securitization Program at March 31, 2023. By April 14, 2023, $101.3 million of letters of credit outstanding under the Securitization Program were cancelled in connection with the surety agreement amendment and related trust accounts described above.
The Company incurred interest and fees associated with the Securitization Program of $1.0 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At March 31, 2023, letters of credit of $245.3 million were outstanding under the agreement, which were collateralized by cash of approximately $250.0 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash and Collateral
The following table summarizes the Company’s “Restricted cash and collateral” in the accompanying condensed consolidated balance sheets. Restricted cash balances are held in controlled accounts with minimum balance requirements; withdrawals are subject to the approval of account beneficiaries, such as the Company’s surety providers, who have perfected security interests in the funds. The Company’s other collateral generally includes deposits held by regulatory authorities or financial institutions over which the Company has no control or ability to access.

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$566.3	$—
Collateralized letters of credit funding (2)	247.9	110.3
	814.2	110.3
Other collateral (1)
Deposits with regulatory authorities for reclamation and other obligations	78.4	33.6
LC Facility (3)	29.1	28.5
Deposit held on behalf of surety	15.0	15.0
	122.5	77.1
Restricted cash and collateral	$936.7	$187.4
(1)    Restricted cash balances are combined with unrestricted cash and cash equivalents in the accompanying unaudited condensed consolidated statements of cash flows; changes in restricted cash balances are thus not reflected in the operating, investing or financing activities therein. Changes in other collateral balances are reflected as operating activities therein.
(2)    Surety trust accounts and the funding for collateralized letters of credit are comprised of highly liquid investments with original maturities of three months or less; interest and other earnings on such funds accrue to the Company.
(3)    Balance relates to the Company’s mandatory repurchase of $30.0 million priority lien obligations under the LC Facility during 2022 at approximately 95%. The Company received $30.0 million upon termination of the LC Facility on April 14, 2023.
(12) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2023, purchase commitments for capital expenditures were $105.4 million, all of which is obligated within the next two years, with $97.4 million obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 21. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Contingencies
From time to time, the Company or its subsidiaries are involved in legal proceedings arising in the ordinary course of business or related to indemnities or historical operations. The Company believes it has recorded adequate reserves for these liabilities. The Company discusses its significant legal proceedings below, including ongoing proceedings and those that impacted the Company’s consolidated results of operations for the periods presented.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Over the past few years, there has been significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site. While stormwater collected at the mine site is managed through two sedimentation dams, at times the heavy rainfall has presented challenges with managing the significant volumes of stormwater, as the surface water management infrastructure has not had sufficient capacity. As a result, on multiple occasions throughout 2021 and 2022 stormwater has been discharged from the mine site. Metropolitan Collieries Pty Ltd (MCPL), a wholly-owned subsidiary of PEC, removed accumulated material from the sedimentation dams to restore full site stormwater capacity by December 31, 2022 and has identified and is implementing additional controls for the management of sediment moving forward. Despite the measures undertaken by MCPL to manage and improve the situation, the Environment Protection Authority is currently undertaking an investigation in relation to the discharges of sediment laden water from the mine site and a review process of the Metropolitan Mine’s environmental protection license is ongoing. The Environment Protection Authority is investigating potential offenses against the environmental protection legislation arising from the stormwater discharges from the site.
Puerto Rico Climate Change Lawsuit. On November 22, 2022, the Municipalities of Puerto Rico filed a class action complaint for damages against several major energy fuel producers, including Peabody Energy. This lawsuit represents the latest in a series of lawsuits that have been brought in both state and federal court around the United States, generally seeking to impose liability on the energy fuel producers for the effects allegedly caused by climate change. Many of these lawsuits have been brought on behalf of governmental entities (counties, cities, and towns) by plaintiff law firms on a contingent fee arrangement. The causes of action in the Puerto Rico lawsuit include public and private nuisance, liability for failure to warn, consumer fraud, antitrust and claims under the Racketeer Influenced and Corrupt Organizations Act. On April 21, 2023, the plaintiffs filed a Notice of Voluntary Dismissal dismissing all claims against the Company without prejudice.
Other
At times, the Company becomes a party to other disputes, including those related to contract miner performance, claims, lawsuits, arbitration proceedings, regulatory investigations and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its consolidated financial condition, results of operations or cash flows. The Company reassesses the probability and estimability of contingent losses as new information becomes available.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $80.7 million and $82.3 million at March 31, 2023 and December 31, 2022, respectively. The liability, which is classified as discontinued operations, is included in the Company’s condensed consolidated balance sheets within “Accounts payable and accrued expenses” and “Other noncurrent liabilities.” While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
(13) Segment Information
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
Reportable segment results were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Revenue:
Seaborne Thermal Mining	$346.5	$251.2
Seaborne Metallurgical Mining	288.4	321.3
Powder River Basin Mining	305.3	251.2
Other U.S. Thermal Mining	249.4	203.1
Corporate and Other	174.4	(335.4)
Total	$1,364.0	$691.4

Adjusted EBITDA:
Seaborne Thermal Mining	$164.0	$90.5
Seaborne Metallurgical Mining	90.8	181.0
Powder River Basin Mining	35.8	7.6
Other U.S. Thermal Mining	64.2	50.0
Corporate and Other	35.8	(1.6)
Total	$390.6	$327.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$284.1	$(119.8)
Depreciation, depletion and amortization	76.3	72.9
Asset retirement obligation expenses	15.4	15.0
Restructuring charges	0.1	1.6
Asset impairment	2.0	—
Changes in amortization of basis difference related to equity affiliates	(0.3)	(0.6)
Interest expense	18.4	39.4
Net loss on early debt extinguishment	6.8	23.5
Interest income	(13.1)	(0.5)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(118.7)	301.0
Unrealized losses (gains) on foreign currency option contracts	2.2	(3.3)
Take-or-pay contract-based intangible recognition	(0.6)	(0.7)
Income tax provision (benefit)	118.0	(1.0)
Adjusted EBITDA	$390.6	$327.5
(14) Other Events
Shoal Creek Incident
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. All mine personnel were safely evacuated from the mine. The Mine Safety and Health Administration (MSHA) has allowed mine rescue-equipped personnel into the mine at various times to assess the situation. On April 26, 2023, MSHA approved a temporary sealing program which was completed on April 28, 2023, and the Company continues to monitor air quality in the affected underground area.
Port and Rail Capacity Assignment
During the three months ended March 31, 2023, the Company entered into an agreement to assign the right to its excess port and rail capacity related to its North Goonyella Mine to an unrelated party in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half is payable in June 2024, subject to certain conditions. The Company recorded revenue of $19.2 million and a discounted long-term receivable of $9.2 million in connection with the transaction during the three months ended March 31, 2023.

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2022, the Company produced and sold 122.9 million and 123.7 million tons of coal, respectively, from continuing operations. At March 31, 2023, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers; trades coal and freight-related contracts; and during 2022, partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Refer to Note 13. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of its Corporate and Other segment.
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2023 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2023 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2023 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	March 31, 2023	April 28, 2023
Premium HCC (1)	$390.00	$294.50	$343.91	$301.00	$231.50
Premium PCI coal (1)	344.00	263.50	313.01	263.50	201.00
Newcastle index thermal coal (1)	397.30	170.80	242.37	178.53	186.31
API 5 index thermal coal (1)	135.29	117.72	125.12	120.68	116.66
PRB 8,800 Btu/Lb coal (2)	15.50	14.60	14.96	14.60	14.55
Illinois Basin 11,500 Btu/Lb coal (2)	133.00	73.00	92.08	73.00	65.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the ongoing Russian-Ukrainian conflict. Furthermore, inflationary pressures and supply chain constraints have contributed to rising costs and may continue to impact future periods. As future developments related to the Russian-Ukrainian conflict and rising inflation are unknown, the global coal industry data for the three months ended March 31, 2023 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, the three months ended March 31, 2023 were characterized by ongoing volatility as global macroeconomic turbulence counteracted improving demand and further weather-induced supply disruptions in Australia. Several steelmakers announced blast furnace capacity restarts in the three months ended March 31, 2023, as growth in forward orders drives improvements to steel prices and margins. This is supportive for seaborne metallurgical coal demand in the coming period. Furthermore, China has ended its unofficial ban of Australian coal imports providing increased market depth for Australian products, especially for Premium HCC. Russian coal remains banned in the European Union, Japan and elsewhere, disrupting natural trade flows and resulting in low priced Russian products being made available to countries, such as China and India, which can continue procurement. The PCI market remained exceedingly tight during the three months ended March 31, 2023, especially in Europe, where Russia traditionally held dominant market share. The Company believes energy shortages and the global inflationary environment present a risk to industrial activity in some markets, but the underlying market fundamentals remain constructive with continuing themes of supply tightness, resilient demand and further economic stimulus in China and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices stabilized in March and recently showed improvement amid supply distributions in Colombia and Australia and ongoing robust demand from India and China. China has ended its unofficial ban of Australian coal imports, providing additional demand for Australian thermal coal. In China, domestic coal production and renewable generation have been strong to start the year, however, import demand has been higher year-over-year, as overall coal demand has been strong. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Overall, global thermal coal markets remain turbulent as supply has been disrupted due to logistics and weather issues and lower global natural gas prices.
In the United States, overall electricity demand decreased nearly 4% year-over-year, negatively impacted by weather. Through the three months ended March 31, 2023, electricity generation from thermal coal has declined year-over-year due to low gas prices, and stronger gas and renewable generation despite lower overall electricity demand. Coal’s share of electricity generation has declined to approximately 15% for the three months ended March 31, 2023, while wind and solar’s combined generation share has increased to 17% and the share of gas generation has increased to 39%. Coal inventories have increased during the three months ended March 31, 2023, with an increase of approximately 25% or 22 million tons. During the three months ended March 31, 2023, utility consumption of PRB coal declined approximately 25% compared to the prior year period.
Surety Agreement Amendment
On April 14, 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the agreement, the Company was required to post collateral on a periodic basis. Pursuant to the amendment, the Company and its surety bond providers agreed to (i) establish a combined maximum collateral cap, (ii) remove the restrictions on shareholder returns contained in the original agreement, subject to a minimum liquidity threshold, and (iii) extend the expiration date of the existing agreement from December 31, 2025 to December 31, 2026. Peabody also terminated the letter of credit facility which was previously used primarily for surety collateral, further reducing interest costs and increasing financial flexibility.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of the surety agreement amendment.
Other
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. All mine personnel were safely evacuated from the mine. The Mine Safety and Health Administration (MSHA) has allowed mine rescue-equipped personnel into the mine at various times to assess the situation. On April 26, 2023, MSHA approved a temporary sealing program which was completed on April 28, 2023, and the Company continues to monitor air quality in the affected underground area.
Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Summary
The increase in results from continuing operations, net of income taxes for the three months ended March 31, 2023 compared to the same period in the prior year ($403.9 million), was primarily driven by higher revenue ($672.6 million) due to higher realized prices and volumes. This favorable variance was partially offset by higher operating costs and expenses ($147.6 million), which reflect increased sales price sensitive costs and inflationary pressures for commodities, materials, services, repairs and labor; and a higher income tax provision ($119.0 million).

Adjusted EBITDA for the three months ended March 31, 2023 reflected a year-over-year increase of $63.1 million.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended March 31,		(Decrease) Increase to Volumes
	2023	2022	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	3.6	3.8	(0.2)	(5)%
Seaborne Metallurgical Mining	1.3	1.2	0.1	8%
Powder River Basin Mining	22.0	20.6	1.4	7%
Other U.S. Thermal Mining	4.5	4.2	0.3	7%
Total tons sold from operating segments	31.4	29.8	1.6	5%
Corporate and Other	0.1	0.1	—	—%
Total tons sold	31.5	29.9	1.6	5%
Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Revenue per Ton - Mining Operations (1)
Seaborne Thermal	$96.82	$66.86	$29.96	45%
Seaborne Metallurgical	220.60	258.43	(37.83)	(15)%
Powder River Basin	13.89	12.18	1.71	14%
Other U.S. Thermal	54.73	48.46	6.27	13%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$51.01	$42.77	$8.24	19%
Seaborne Metallurgical	151.13	112.87	38.26	34%
Powder River Basin	12.26	11.81	0.45	4%
Other U.S. Thermal	40.65	36.54	4.11	11%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$45.81	$24.09	$21.72	90%
Seaborne Metallurgical	69.47	145.56	(76.09)	(52)%
Powder River Basin	1.63	0.37	1.26	341%
Other U.S. Thermal	14.08	11.92	2.16	18%
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

Revenue
The following table presents revenue by reporting segment:

	Three Months Ended March 31,		Increase (Decrease) to Revenue
	2023	2022	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$346.5	$251.2	$95.3	38%
Seaborne Metallurgical Mining	288.4	321.3	(32.9)	(10)%
Powder River Basin Mining	305.3	251.2	54.1	22%
Other U.S. Thermal Mining	249.4	203.1	46.3	23%
Corporate and Other	174.4	(335.4)	509.8	152%
Revenue	$1,364.0	$691.4	$672.6	97%
Seaborne Thermal Mining. Segment revenue increased during the three months ended March 31, 2023 compared to the same period in the prior year due to favorable realized prices ($68.7 million) and favorable mix variances ($26.6 million) which offset unfavorable volumes.
Seaborne Metallurgical Mining. Segment revenue decreased during the three months ended March 31, 2023 compared to the same period in the prior year due to unfavorable realized prices ($39.8 million), partially offset by favorable volumes ($6.9 million).
Powder River Basin Mining. Segment revenue increased during the three months ended March 31, 2023 compared to the same period in the prior year due to favorable realized prices ($33.3 million) and favorable volumes ($20.8 million) resulting from improved rail performance.
Other U.S. Thermal Mining. Segment revenue increased during the three months ended March 31, 2023 compared to the same period in the prior year due to favorable realized prices ($28.4 million) and favorable volumes ($17.9 million).
Corporate and Other. Segment revenue increased during the three months ended March 31, 2023 compared to the same period in the prior year due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales in the current year compared to net unrealized mark-to-market losses in the prior year ($419.7 million); higher results from trading activities ($72.7 million) due to higher margins recognized on the physical sale of coal and lower net realized losses on derivative contracts related to forecasted coal sales; and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 14. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended March 31,		Increase (Decrease) to Segment Adjusted EBITDA
	2023	2022	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$164.0	$90.5	$73.5	81%
Seaborne Metallurgical Mining	90.8	181.0	(90.2)	(50)%
Powder River Basin Mining	35.8	7.6	28.2	371%
Other U.S. Thermal Mining	64.2	50.0	14.2	28%
Corporate and Other	35.8	(1.6)	37.4	2,338%
Adjusted EBITDA (1)	$390.6	$327.5	$63.1	19%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2023 compared to the same period in the prior year as a result of higher realized prices net of sales sensitive costs ($64.1 million) and favorable mix variances ($26.6 million), partially offset by higher commodity pricing ($8.9 million) and higher port and demurrage costs ($7.1 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2023 compared to the same period in the prior year due to unfavorable operational costs ($50.4 million) resulting from wet weather impacts at the Coppabella and Moorvale Mines and geological conditions at the Shoal Creek Mine and lower realized prices net of sales sensitive costs ($43.8million).
Powder River Basin Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2023 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs ($22.1 million); decreased overburden removal costs ($11.0 million); and favorable volumes ($7.3 million) resulting from improved rail performance. The increases were partially offset by higher costs for materials, services, repairs and labor ($9.7 million) due in part to timing, increased repairs for an aging equipment fleet and inflationary pressures on materials and services.
Other U.S. Thermal Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2023 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs ($24.6 million) and favorable volumes ($11.0 million). These increases were offset by higher costs for materials, services, repairs and labor ($16.9 million) due in part to increased equipment repairs and headcount resulting from increasing volume demands and inflationary pressures on materials and services.
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended March 31,		(Decrease) Increase to Adjusted EBITDA
	2023	2022	$	%
	(Dollars in millions)
Middlemount (1)	$2.3	$45.1	$(42.8)	(95)%
Resource management activities (2)	2.3	3.5	(1.2)	(34)%
Selling and administrative expenses	(22.8)	(23.1)	0.3	1%
Other items, net (3)	54.0	(27.1)	81.1	299%
Corporate and Other Adjusted EBITDA	$35.8	$(1.6)	$37.4	2,338%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $2.6 million and $20.2 million during the three months ended March 31, 2023 and 2022, respectively.
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
Corporate and Other Adjusted EBITDA benefited during the three months ended March 31, 2023 compared to the same period in the prior year from favorable trading results ($69.7 million) and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 14. “Other Events” to the accompanying unaudited condensed consolidated financial statements. This benefit was offset by unfavorable variances in Middlemount’s results due to lower sales pricing and sales volumes.

Income (Loss) From Continuing Operations, Net of Income Taxes
The following table presents income (loss) from continuing operations, net of income taxes:

	Three Months Ended March 31,		Increase (Decrease) to Income
	2023	2022	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$390.6	$327.5	$63.1	19%
Depreciation, depletion and amortization	(76.3)	(72.9)	(3.4)	(5)%
Asset retirement obligation expenses	(15.4)	(15.0)	(0.4)	(3)%
Restructuring charges	(0.1)	(1.6)	1.5	94%
Asset impairment	(2.0)	—	(2.0)	n.m.
Changes in amortization of basis difference related to equity affiliates	0.3	0.6	(0.3)	(50)%
Interest expense	(18.4)	(39.4)	21.0	53%
Net loss on early debt extinguishment	(6.8)	(23.5)	16.7	71%
Interest income	13.1	0.5	12.6	2,520%
Unrealized gains (losses) on derivative contracts related to forecasted sales	118.7	(301.0)	419.7	139%
Unrealized (losses) gains on foreign currency option contracts	(2.2)	3.3	(5.5)	(167)%
Take-or-pay contract-based intangible recognition	0.6	0.7	(0.1)	(14)%
Income tax (provision) benefit	(118.0)	1.0	(119.0)	(11,900)%
Income (loss) from continuing operations, net of income taxes	$284.1	$(119.8)	$403.9	337%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended March 31,		Increase (Decrease) to Income
	2023	2022	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(23.8)	$(24.0)	$0.2	1%
Seaborne Metallurgical Mining	(21.1)	(19.9)	(1.2)	(6)%
Powder River Basin Mining	(11.7)	(10.5)	(1.2)	(11)%
Other U.S. Thermal Mining	(17.7)	(15.7)	(2.0)	(13)%
Corporate and Other	(2.0)	(2.8)	0.8	29%
Total	$(76.3)	$(72.9)	$(3.4)	(5)%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended March 31,
	2023	2022
Seaborne Thermal Mining	$2.17	$2.48
Seaborne Metallurgical Mining	2.16	2.12
Powder River Basin Mining	0.31	0.33
Other U.S. Thermal Mining	1.21	1.17
The decrease in the weighted-average depletion rate per ton for the Seaborne Thermal Mining segment during the three months ended March 31, 2023 compared to the same period in the prior year reflects the impact of volume and mix variances across the segment.

Interest Expense. The decrease in interest expense during the three months ended March 31, 2023 primarily reflects the impacts of debt retirements completed by the Company during 2022 as further described in Note 8. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 10. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2022.
Net Loss on Early Debt Extinguishment. The losses recognized during the three months ended March 31, 2023 were primarily related to the amendment of the Company’s now-terminated letter of credit facility as further discussed in Note 11. “Financial Instruments and Other Guarantees” to the accompanying unaudited condensed consolidated financial statements. The losses recognized during the prior year period were primarily related to the redemption of existing notes during the period as further described in Note 8. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 10. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Income. The increase in interest income during the three months ended March 31, 2023 was primarily due to higher cash balances, including restricted cash balances on which the Company earns interest, and higher interest rates in the current year. Based upon projected cash balances and interest rates, the Company anticipates significantly higher interest income throughout 2023 as compared to the prior year.
Unrealized Gains (Losses) on Derivative Contracts Related to Forecasted Sales. Unrealized gains (losses) primarily relate to mark-to-market activity on derivative contracts related to forecasted coal sales. For additional information, refer to Note 5. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Unrealized (Losses) Gains on Foreign Currency Option Contracts. Unrealized (losses) gains primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 5. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax (Provision) Benefit. The increase in the income tax provision during the three months ended March 31, 2023 compared to the same period in the prior year was primarily due to an increase in pretax income and the release of valuation allowance related to Australian net operating losses during the fourth quarter of 2022. Refer to Note 7. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

	Three Months Ended March 31,		Increase (Decrease) to Income
	2023	2022	$	%
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$284.1	$(119.8)	$403.9	337%
Loss from discontinued operations, net of income taxes	(1.3)	(0.8)	(0.5)	(63)%
Net income (loss)	282.8	(120.6)	403.4	334%
Less: Net income (loss) attributable to noncontrolling interests	14.3	(1.1)	15.4	1,400%
Net income (loss) attributable to common stockholders	$268.5	$(119.5)	$388.0	325%
Net Income (Loss) Attributable to Noncontrolling Interests. The increase in the results attributable to noncontrolling interests during the three months ended March 31, 2023 compared to the same period in the prior year was primarily due to stronger financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.

Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended March 31,		Increase to EPS
	2023	2022	$	%
Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$1.69	$(0.87)	$2.56	294%
Loss from discontinued operations	(0.01)	(0.01)	—	—%
Net income (loss) attributable to common stockholders	$1.68	$(0.88)	$2.56	291%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 161.4 million and 136.2 million for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$284.1	$(119.8)
Depreciation, depletion and amortization	76.3	72.9
Asset retirement obligation expenses	15.4	15.0
Restructuring charges	0.1	1.6
Asset impairment	2.0	—
Changes in amortization of basis difference related to equity affiliates	(0.3)	(0.6)
Interest expense	18.4	39.4
Net loss on early debt extinguishment	6.8	23.5
Interest income	(13.1)	(0.5)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(118.7)	301.0
Unrealized losses (gains) on foreign currency option contracts	2.2	(3.3)
Take-or-pay contract-based intangible recognition	(0.6)	(0.7)
Income tax provision (benefit)	118.0	(1.0)
Total Adjusted EBITDA	$390.6	$327.5
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Operating costs and expenses	$846.6	$699.0
Unrealized (losses) gains on foreign currency option contracts	(2.2)	3.3
Take-or-pay contract-based intangible recognition	0.6	0.7
Net periodic benefit credit, excluding service cost	(9.7)	(12.2)
Total Reporting Segment Costs	$835.3	$690.8

The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Seaborne Thermal Mining	$182.5	$160.7
Seaborne Metallurgical Mining	197.6	140.3
Powder River Basin Mining	269.5	243.6
Other U.S. Thermal Mining	185.2	153.1
Corporate and Other	0.5	(6.9)
Total Reporting Segment Costs	$835.3	$690.8
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended March 31, 2023
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	3.6	1.3	22.0	4.5

Revenue	$346.5	$288.4	$305.3	$249.4
Total Reporting Segment Costs	182.5	197.6	269.5	185.2
Adjusted EBITDA	$164.0	$90.8	$35.8	$64.2

Revenue per Ton	$96.82	$220.60	$13.89	$54.73
Costs per Ton	51.01	151.13	12.26	40.65
Adjusted EBITDA Margin per Ton	$45.81	$69.47	$1.63	$14.08

	Three Months Ended March 31, 2022
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	3.8	1.2	20.6	4.2

Revenue	$251.2	$321.3	$251.2	$203.1
Total Reporting Segment Costs	160.7	140.3	243.6	153.1
Adjusted EBITDA	$90.5	$181.0	$7.6	$50.0

Revenue per Ton	$66.86	$258.43	$12.18	$48.46
Costs per Ton	42.77	112.87	11.81	36.54
Adjusted EBITDA Margin per Ton	$24.09	$145.56	$0.37	$11.92
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory matters subsequent to December 31, 2022. Information regarding the Company’s regulatory matters is outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2022.

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
The EPA also proposed in 2020 to retain the particulate matter (PM) NAAQS last revised in 2012. On December 18, 2020, the EPA issued a final rule to retain both the primary annual and 24-hour PM standards for fine particulate matter (PM2.5) and the primary 24-hour standard for coarse particulate matter (PM10) and secondary PM10 standards. This rule has also been challenged in the D.C. Circuit by several states and environmental organizations. The case is currently in abeyance following a motion filed by the EPA to allow for review of the standards. On January 6, 2023, the EPA proposed to lower the level of the annual PM2.5 NAAQS from 12.0 ug/m3 to within the range of 9.0 to 10.0 ug/m3. If enacted as proposed, this rule would require fossil fuel generating units to install additional nitrogen oxide (NOx) reducing technologies ultimately increasing the cost of fossil fuel generated energy or causing potential unit retirements.
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. In 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine particle pollution in other states. In 2016, the EPA published the final CSAPR Update Rule which imposed additional reductions in NOx beginning in 2017 in 22 states subject to CSAPR. This rule was subsequently remanded back to the EPA. Wisconsin v. EPA, 938 F.3d 303.
In April 2021, the EPA published a final rule in the Federal Register to address the D.C. Circuit remand. This rule imposed further reductions of NOx emissions in 12 states that were subject to the original 2016 rule, which was based on the 2008 ozone NAAQS.
In the same rule, the EPA determined that 9 states did not significantly contribute to downwind nonattainment and/or maintenance issues and therefore did not require additional emission reductions. The EPA subsequently issued Federal Implementation Plans to lower state ozone season NOx budgets in 2021 to 2024 in the affected states. A petition for review challenging the 2021 rule was filed in the D.C. Circuit. Briefing is completed and oral arguments were held September 28, 2022, but this does not stay the effectiveness of the rule.
On March 15, 2023, the EPA Administrator signed a final rule to address regional ozone transport for the 2015 ozone NAAQS by imposing new federal ozone season emission budgets for NOx in 23 states, including California, Nevada, Oklahoma and Texas, as well as some areas in Indian country. The rule includes emission limits for NOx for fossil fuel-fired power plants and a “backstop daily emissions rate” for large coal-fired power plants if they exceed specified limits. The rule also sets first-time limits on certain industrial sources that will apply starting with the 2026 ozone season in 20 states. The EPA estimates that annual compliance costs (for 2023 through 2042) will be $770 million to $910 million, depending on the discount rate applied. These emission limitations would apply in addition to requirements contained in State Implementation Plans to control ozone precursors in affected states, although states have the option to replace these limits with equally strict or more stringent limitations. When implemented, this rule could influence the closure of some coal generating units that haven’t installed selective catalytic reduction technologies.
Mercury and Air Toxic Standards (MATS). The EPA published the final MATS rule in the Federal Register in 2012. The MATS rule revised the New Source Performance Standards for NOx, sulfur dioxide and PM for new and modified coal-fueled electricity generating plants, and imposed maximum achievable control technology (MACT) emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs.

In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate HAP emissions from coal- and oil-fired power plants. This rule also finalized residual risk and technology review standards for the coal- and oil-fired electricity utility generating units source category. Both actions were challenged in the D.C. Circuit but this litigation was placed in abeyance. On February 9, 2022 the EPA proposed a rule to revoke the 2020 finding and to reaffirm the agency’s 2016 finding that it remained “appropriate and necessary” to regulate HAP emissions from coal- and oil-fired power plants under Section 112 of the CAA. In the same proposal, the EPA solicited comments on the performance and cost of new or improved technologies to control HAPs from these power plants as part of the agency’s review of related residual risk and technology review standards. The EPA finalized the 2022 proposed rule on March 6, 2023, revoking the 2020 finding and concluding that it is appropriate and necessary to regulate coal- and oil-fired electric steam generating units under CAA Section 112. If enacted, this rule could influence closure of additional coal generating units.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. On September 30, 2015, the EPA published a final rule setting new or additional requirements for various wastewater discharges from steam electric power plants. The rule set zero discharge requirements for some waste streams, as well as new, more stringent limits for arsenic, mercury, selenium and nitrogen applicable to certain other waste streams. On October 13, 2020, the EPA issued a final rule revising the technology-based effluent limitations guidelines and standards for the steam electric power generating point source category applicable to flue gas desulfurization wastewater and bottom ash transport water. However, on March 8, 2023, the EPA released the pre-publication versions of two actions to further revise certain discharge limits applicable to steam electric power plants. The first action is a proposed rule that would establish more stringent standards for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. If the proposed rule is finalized in substantially the same form, the revised effluent limitations guidelines would significantly increase costs for many coal-fired steam electric power plants. The second action is a direct final rule that extends the deadline for steam electric power plants to opt in to the 2028 early retirement provision that was part of the 2020 rule. The direct final rule could influence fuel switching or additional coal generating unit retirements by the end of 2028.
Regulatory Matters - Australia
New South Wales Coal Directions. The State of New South Wales (NSW) enacted the Energy and Utilities Administration Amendment Act 2022 granting the State Premier and Minister for Energy the ability to issue directions in the event of a coal market price emergency (among other powers). On December 22, 2022, the State Premier declared a coal market price emergency on the basis that the declaration was necessary to reduce the risk that increases in coal prices could contribute to an increase in electricity prices. On December 23, 2022, directions were issued to Peabody Energy Australia Pty Ltd and a number of other coal producers with operations in NSW. Those directions were amended on January 31, 2023 and February 16, 2023. The most recent directions require Peabody Energy Australia Pty Ltd to reserve a portion of coal produced by Wambo Coal Pty Ltd and by Wilpinjong Coal Pty Ltd for sale to NSW power generators at a capped price until June 30, 2024 and impose additional reporting obligations to demonstrate compliance with the directions. While these directions are currently not anticipated to significantly impact the Wambo Mines or the Wilpinjong Mine, the nature and extent of those obligations and associated reporting requirements may continue to evolve if further directions are issued.
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

On January 10, 2023, the Australian federal government released its Safeguard Mechanism Reforms Position Paper setting out the proposed changes to the emissions reduction regime. The reforms will commence on July 1, 2023 utilizing site specific baseline emissions as benchmarks for year-on-year improvement (proposed to be 4.9% each year to 2030) before transitioning to industry average emissions benchmarks by 2030. Proponents will earn tradeable credits (Safeguard Mechanism Credits) when emissions are below their baselines or can purchase credits to offset emissions. Access to existing Australian Carbon Credit Units will continue unchanged albeit with a price ceiling of $75 Australian dollars per tonne of carbon dioxide (CO2) in 2023-24, increasing with the Consumer Price Index plus 2% each year. On March 27, 2023, the Australian Federal Government announced a number of additional measures in the Safeguard Mechanism (Crediting) Amendments Bill 2023 which was introduced and passed both Houses of Parliament on March 30, 2023. The legislation introduces a cap on overall net emissions from facilities covered by the scheme through to 2030. The legislation also sets a cap of net zero tonnes CO2-e for any financial year beginning after June 30, 2049. In addition, if the Minister for Environment and Water grants an approval under the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (EPBC Act) to a new or expanded facility covered by the scheme, the Minister will be required to give an estimate of the facility's Scope 1 emissions to the Minister for Climate Change, the Climate Change Secretary and the Climate Change Authority for assessment against scheme targets. The legislation is now awaiting assent and is expected to commence on July 1, 2023. The potential impact of these reforms to Peabody’s Australian operations is under review.
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
Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to GHG emissions, including emissions of carbon dioxide from coal combustion by power plants. There have been significant developments in federal and state legislation and regulation and international accords regarding climate change. Such developments are described within Part I, Item 1. “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
As described below, the Company recently amended its existing agreement with the providers of its surety bond portfolio, which included lifting the previous restrictions on capital returns to shareholders. In connection with the amendment, the Company announced a new shareholder return plan, as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.” Any future determinations to return capital to stockholders, such as dividends or share repurchases will depend on a variety of factors, including its net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. The Company’s ability to early retire debt, declare dividends or repurchase shares in the future will depend on its future financial performance, which in turn depends on the successful implementation of its strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to its industry, many of which are beyond the Company’s control.
Liquidity
As of March 31, 2023, the Company’s cash balances totaled $892.2 million, including approximately $563.6 million held by Australian subsidiaries, $301.8 million held by U.S. subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the three months ended March 31, 2023, the Company repatriated approximately $100 million through intercompany dividends. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.

The Company’s available liquidity decreased from $1,317.8 million as of December 31, 2022 to $907.5 million as of March 31, 2023. Available liquidity was comprised of the following:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Cash and cash equivalents	$892.2	$1,307.3
Credit facility availability	—	3.5
Accounts receivable securitization program availability	15.3	7.0
Total liquidity	$907.5	$1,317.8
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the agreement, the Company was required to post collateral on a periodic basis through December 31, 2025. Prior to the April 2023 amendment, the Company had posted cumulative collateral of $557.8 million, primarily in the form of letters of credit.
Under the April 2023 amendment, the Company and surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represents a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and may vary prospectively as future bonding levels increase or decrease. The amendment also removes restrictions on the payment of dividends and share repurchases, and extends the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. Such compliance requirements will commence for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.
To fund the maximum collateral amount, the Company deposited $566.3 million into trust accounts for the benefit of certain surety providers on March 31, 2023. The remainder was comprised of $140.5 million of existing cash-collateralized letters of credit and $15.0 million already held on behalf of a surety provider. The amendment became effective on April 14, 2023, when the Company terminated a credit agreement which, as amended, provided for $237.2 million of capacity for irrevocable standby letters of credit (LC Facility). The $223.8 million of letters of credit that were outstanding under the LC Facility at March 31, 2023 were subsequently cancelled and, in certain cases, replaced by cash-collateralized letters of credit or letters of credit issued under the Company’s accounts receivable securitization program.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At March 31, 2023, letters of credit of $245.3 million were outstanding under the agreement, which were collateralized by cash of approximately $250 million.
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

At March 31, 2023, the Company was party to coal derivative contracts related to 0.3 million metric tons of production, all of which are expected to settle during the second quarter of 2023.
At March 31, 2023 and December 31, 2022, the Company had margin posted of $59.8 million and $255.5 million, respectively, related to its coal derivative contracts. For additional information regarding the Company’s coal derivative contracts, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report.
Indebtedness
The Company’s total indebtedness as of March 31, 2023 and December 31, 2022 is presented in the table below.

Debt Instrument (defined below, as applicable)	March 31, 2023	December 31, 2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	25.0	23.6
Less: Debt issuance costs	(9.4)	(9.8)
	335.6	333.8
Less: Current portion of long-term debt	13.2	13.2
Long-term debt	$322.4	$320.6
During 2022, the Company utilized various methods allowable or required under its then-existing debt agreements to retire all of its senior secured long-term debt, leaving only the 3.250% Convertible Senior Notes due 2028 (the 2028 Convertible Notes), which are further described below, and various finance lease obligations outstanding at December 31, 2022.
The Company’s remaining indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at March 31, 2023, of approximately $12 million in 2023, $23 million in 2024, $16 million in 2025, $13 million in 2026, $12 million in 2027 and $322 million thereafter.
Cash payments for interest related to the Company’s indebtedness and financial assurance instruments amounted to $19.1 million and $37.2 million during the three months ended March 31, 2023 and 2022, respectively.
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes and available cash to redeem $62.6 million of senior secured notes maturing in 2024 and $257.4 million of senior secured notes maturing in 2025, and to pay related premiums, fees and expenses relating to the offering and redemptions.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes will bear interest from March 1, 2022 at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022.
During the first quarter of 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes are not convertible at the option of the holders during the second quarter of 2023.
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023.

Accounts Receivable Securitization Program
As described in Note 11. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a secured overnight financing rate (SOFR). Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At March 31, 2023, the Company had no outstanding borrowings and $190.7 million of letters of credit outstanding under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the securitization program at March 31, 2023. By April 14, 2023, $101.3 million of letters of credit outstanding under the securitization program were cancelled in connection with the surety agreement amendment and related trust accounts described above.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2023. The April 2023 termination of the Company’s credit agreement and related letter of credit facility eliminated the related compliance requirements as of March 31, 2023 and prospectively.
Cash Flows
The following table summarizes the Company’s cash flows for the three months ended March 31, 2023 and 2022, as reported in the accompanying unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net cash provided by (used in) operating activities	$386.3	$(273.7)
Net cash (used in) provided by investing activities	(58.5)	35.2
Net cash (used in) provided by financing activities	(39.0)	132.2
Net change in cash, cash equivalents and restricted cash	288.8	(106.3)
Cash, cash equivalents and restricted cash at beginning of period	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period	$1,706.4	$848.0
Operating Activities. The increase in net cash provided by operating activities for the three months ended March 31, 2023 compared to the same period in the prior year was driven by lower cash utilization with respect to the margin requirements associated with derivative financial instruments ($547.4 million) and the year-over-year increase in operating cash flow from Company’s mining operations ($112.6 million).
Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2023 compared to the same period in the prior year was driven by lower cash receipts from Middlemount ($47.2 million), higher net contributions to joint ventures and related parties ($25.7 million), and higher capital expenditures and the payment of capital accruals ($20.6 million).
Financing Activities. The decrease in net cash provided by financing activities for the three months ended March 31, 2023 compared to the same period in the prior year was driven by the cash proceeds from common stock and debt issuances in the prior year ($222.0 million and $545.0 million, respectively), partially offset by lower repayments of long-term debt ($597.2 million) in the current year.
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

The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2023			December 31, 2022
	Reclamation Support	Other Support (1)	Total	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,236.4	$152.1	$1,388.5	$1,250.1	$126.7	$1,376.8
Letters of credit (2)	22.4	67.0	89.4	437.8	131.8	569.6
	1,258.8	219.1	1,477.9	1,687.9	258.5	1,946.4
Less: Letters of credit in support of surety bonds (3)	(22.4)	(5.4)	(27.8)	(431.7)	(37.2)	(468.9)
Obligations supported, net	$1,236.4	$213.7	$1,450.1	$1,256.2	$221.3	$1,477.5
(1)    Instruments support obligations related to pension and health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts and certain restoration ancillary to prior mining activities.
(2)    March 31, 2023 balances exclude $223.8 million of letters of credit outstanding under the LC Facility and $101.3 million of letters of credit outstanding under the Company’s accounts receivable securitization program that were cancelled by April 14, 2023. The collateral obligations related to such letters of credit were met by the March 31, 2023 funding of collateral trust accounts in connection with the surety agreement amendment described above. Amounts do not include cash collateralized letters of credit.
(3)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.
At March 31, 2023, the Company had total asset retirement obligations of $752.5 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Not presented in the above table is approximately $936.7 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at March 31, 2023, as described in Note 11. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, mandatory repurchases of credit facility capacity, and amounts held directly with beneficiaries which are not supported by surety bonds.
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
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s critical accounting policies remain unchanged at March 31, 2023, and there have been no material changes in the Company’s critical accounting estimates.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Although there are new accounting pronouncements issued by the Financial Accounting Standards Board that the Company will adopt, as applicable, the Company does not believe any of these accounting pronouncements will have a material impact on its unaudited condensed consolidated financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of March 31, 2023, the Company had approximately 109 million tons of U.S. thermal coal priced and committed for 2023. This includes approximately 91 million tons of PRB coal and 18 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2023 thermal coal sales volumes from its Seaborne Thermal Mining segment of 14.5 million to 15.5 million tons comprised of thermal export volume of 9.0 million to 10.0 million tons and domestic volume of 5.5 million tons. Peabody is estimating full year 2023 metallurgical coal sales from its Seaborne Metallurgical Mining segment of 7.0 million to 8.0 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of March 31, 2023, the Company held coal derivative contracts related to a portion of its forecasted sales with an aggregate notional volume of 0.3 million tonnes. Such financial contracts may include futures, forwards and options. The notional volume is related predominately to financial derivatives entered to support the profitability of the Wambo Underground Mine as part of a strategy to extend the mine’s life. All such tonnes will settle in 2023. The Newcastle thermal coal index was $178.53 per tonne on March 31, 2023, and the Company had posted $48.8 million of variation margin for the related derivative contracts at such date. A change in the Newcastle forward curve of $100 per tonne would increase or decrease the Company’s variation margin requirement by approximately $26 million and result in comparable unrealized gains or losses.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 5. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2023, the Company had currency options outstanding with an aggregate notional amount of $632.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending December 31, 2023. As of March 31, 2023, the Company also had purchased collars with an aggregate notional amount of $350.0 million Australian dollars related to the third and fourth quarters of 2023. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $205 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2023, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $167 million with respect to a $0.10 increase in the exchange rate and approximately $184 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
Diesel Fuel Price Risk
The Company expects to consume 100 to 110 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $25 million based on its expected usage.
As of March 31, 2023, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to various legal and regulatory proceedings. For a description of its significant legal proceedings refer to Note 12. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. The risk factor set forth below updates the corresponding risk factor previously disclosed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.
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
In this regard, on March 29, 2023, the Company’s Shoal Creek Mine in Alabama experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. Mining operations were suspended in March 2023 and it is uncertain when or if mining operations will restart. If after exploring all reasonable mine-planning steps focused on resuming mining activities at the Shoal Creek Mine the Company determines that it is unable to extract coal from all or a significant portion of the mine, the Company’s results of operations, financial condition and cash flows could be materially and adversely impacted. In addition, the costs that may be incurred to address the impacts of the fire and to return the mine to active operations (if the mine returns to active operations) are uncertain and could be significant. The Company maintains insurance policies that provide limited coverage for losses associated with the events at the Shoal Creek Mine, as well as some of the other risks referenced above, which may lessen the impact associated with these events and risks. However, there can be no assurance as to the amount or timing of recovery under its insurance policies in connection with losses associated with these events and risks.
For information regarding other factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Part I, Item 1A. “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. In addition to the other information set forth in this Quarterly Report, including the information presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filing, which could materially affect the Company’s results of operations, financial condition and liquidity.

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
•the Company’s ability to operate effectively could be impaired if it loses key personnel or fails to attract qualified personnel;
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
•inflation could result in higher costs and decreased profitability;
•the Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemic or other widespread illnesses and the related effects on public health;
•Peabody is exposed to risks associated with political or international conflicts such as the ongoing conflict between Russia and Ukraine;
•Peabody could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks if it sustains cyber attacks or other security breaches that disrupt its operations or result in the dissemination of proprietary or confidential information about the Company, its customers or other third-parties;
•the Company is subject to various general operating risks which may be fully or partially outside of its control;

•the terms of the agreements and instruments governing the Company’s debt and surety bonding obligations impose restrictions that may limit its operating and financial flexibility;
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
•the price of Peabody’s securities may be volatile;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
During the fourth quarter of 2020, the Company entered into a transaction support agreement with its surety bond providers which prohibited the payment of dividends through the earlier of December 31, 2025, or the maturity of the credit agreement unless otherwise agreed to by the parties to the agreement. Additionally, restrictive covenants in the Company’s credit facility also limited the Company’s ability to pay cash dividends. On April 14, 2023, the Company amended the existing transaction support agreement with the surety bond providers to remove the restrictions on shareholder returns, subject to a minimum liquidity threshold, and terminated the credit facility.
The declaration and payment of dividends and the amount of dividends will depend on the Company’s annual Available Free Cash Flow (AFCF). AFCF is defined as quarterly operating cash flow minus investing cash flow; distributions to noncontrolling interests; plus/minus changes to restricted cash and collateral (excluding one-time effects of the recent surety agreement amendment) and other anticipated expenditures. Peabody anticipates a regular quarterly cash dividend of $0.075 per share, but all shareholder returns remain at the Board of Director's discretion.
On April 27, 2023, the Company declared a dividend per share of $0.075 to be paid on May 31, 2023 to shareholders of record as of May 11, 2023.
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
Share Repurchase Program
Similar to the payment of dividends as described above, the same agreement with the Company’s surety bond providers prohibited share repurchases through the earlier of December 31, 2025, or the maturity of the credit agreement unless otherwise agreed to by the parties to the agreement. Additionally, restrictive covenants in its credit facility also limited the Company’s ability to repurchase shares. The April 14, 2023 amendment and termination of the credit facility as described above, allow share repurchases subject to the Company’s annual AFCF.

On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (2017 Repurchase Program), which was eventually expanded to $1.5 billion during 2018. Through March 31, 2023, the Company had repurchased 41.5 million shares of its common stock under the 2017 Repurchase Program for $1,340.3 million, which included commissions paid of $0.8 million. On April 17, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (2023 Repurchase Program) authorizing repurchases of up to $1.0 billion of its common stock. The 2017 Repurchase Program was superseded and replaced by the 2023 Repurchase Program.
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing, and amount of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, and alternative opportunities that the Company may have for the use or investment of capital.
Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. Through March 31, 2023, the Company has sold approximately 24.8 million shares for net cash proceeds of $269.8 million. No sales were made under this at-the-market equity offering program during the three months ended March 31, 2023, leaving approximately 7.7 million shares available for sale.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (2) (In millions)
January 1 through January 31, 2023	138,407	$26.03	—	$160.5
February 1 through February 28, 2023	365,946	26.19	—	160.5
March 1 through March 31, 2023	—	—	—	160.5
Total	504,353	26.15	—
(1)Shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the publicly announced repurchase programs.
(2)The 2017 Repurchase Program was in effect until the announcement of the 2023 Repurchase Program on April 17, 2023. The maximum dollar value available for repurchase reflects the amount available as of the month-end date for each period shown.

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
10.1
Amendment to Surety Transaction Support Agreement and Surety Term Sheet , dated as of April 14, 2023, by and among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto and the providers of its surety program (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 17, 2023).

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

PEABODY ENERGY CORPORATION
Date:	May 4, 2023	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)