Form 10-Q
period 2023-06-30
PEABODY ENERGY CORP
filed 2023-08-03
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 132.8 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at July 28, 2023.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share data)
Revenue	$1,268.8	$1,321.9	$2,632.8	$2,013.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	862.0	825.6	1,708.6	1,524.6
Depreciation, depletion and amortization	80.6	73.8	156.9	146.7
Asset retirement obligation expenses	15.5	12.7	30.9	27.7
Selling and administrative expenses	21.7	21.8	44.5	44.9
Restructuring charges	2.0	0.2	2.1	1.8
Other operating income:
Net gain on disposals	(5.2)	(12.8)	(7.1)	(17.7)
Asset impairment	—	—	2.0	—
Provision for NARM and Shoal Creek loss	33.7	—	33.7	—
Income from equity affiliates	(2.3)	(48.7)	(4.1)	(93.4)
Operating profit	260.8	449.3	665.3	378.7
Interest expense	13.3	37.6	31.7	77.0
Net loss on early debt extinguishment	2.0	2.3	8.8	25.8
Interest income	(23.1)	(0.9)	(36.2)	(1.4)
Net periodic benefit credit, excluding service cost	(9.7)	(12.3)	(19.4)	(24.5)
Income from continuing operations before income taxes	278.3	422.6	680.4	301.8
Income tax provision	74.2	11.3	192.2	10.3
Income from continuing operations, net of income taxes	204.1	411.3	488.2	291.5
Loss from discontinued operations, net of income taxes	(1.3)	(0.7)	(2.6)	(1.5)
Net income	202.8	410.6	485.6	290.0
Less: Net income attributable to noncontrolling interests	23.6	1.1	37.9	—
Net income attributable to common stockholders	$179.2	$409.5	$447.7	$290.0

Income from continuing operations:
Basic income per share	$1.27	$2.85	$3.14	$2.08
Diluted income per share	$1.16	$2.55	$2.85	$1.93
Net income attributable to common stockholders:
Basic income per share	$1.26	$2.84	$3.12	$2.07
Diluted income per share	$1.15	$2.54	$2.83	$1.93
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$202.8	$410.6	$485.6	$290.0
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(13.5)	(26.8)	(26.9)
Foreign currency translation adjustment	(0.4)	(3.4)	(0.6)	(1.5)
Other comprehensive loss, net of income taxes	(13.8)	(16.9)	(27.4)	(28.4)
Comprehensive income	189.0	393.7	458.2	261.6
Less: Net income attributable to noncontrolling interests	23.6	1.1	37.9	—
Comprehensive income attributable to common stockholders	$165.4	$392.6	$420.3	$261.6

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,080.5	$1,307.3
Accounts receivable, net of allowance for credit losses of $0.0 at June 30, 2023 and December 31, 2022	325.5	465.5
Inventories, net	312.9	296.1
Other current assets	244.3	303.6
Total current assets	1,963.2	2,372.5
Property, plant, equipment and mine development, net	2,819.5	2,865.0
Operating lease right-of-use assets	27.2	26.9
Restricted cash and collateral	925.4	187.4
Investments and other assets	73.8	84.3
Deferred income taxes	19.0	74.7
Total assets	$5,828.1	$5,610.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13.0	$13.2
Accounts payable and accrued expenses	892.1	905.5
Total current liabilities	905.1	918.7
Long-term debt, less current portion	321.5	320.6
Deferred income taxes	20.0	20.4
Asset retirement obligations	669.4	665.8
Accrued postretirement benefit costs	153.0	156.5
Operating lease liabilities, less current portion	11.7	11.0
Other noncurrent liabilities	224.1	223.0
Total liabilities	2,304.8	2,316.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 188.6 shares issued and 135.9 shares outstanding as of June 30, 2023 and 187.1 shares issued and 143.9 shares outstanding as of December 31, 2022	1.9	1.9
Additional paid-in capital	3,979.4	3,975.9
Treasury stock, at cost — 52.7 and 43.2 common shares as of June 30, 2023 and December 31, 2022	(1,572.4)	(1,372.9)
Retained earnings	820.7	383.9
Accumulated other comprehensive income	215.1	242.5
Peabody Energy Corporation stockholders’ equity	3,444.7	3,231.3
Noncontrolling interests	78.6	63.5
Total stockholders’ equity	3,523.3	3,294.8
Total liabilities and stockholders’ equity	$5,828.1	$5,610.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$485.6	$290.0
Loss from discontinued operations, net of income taxes	2.6	1.5
Income from continuing operations, net of income taxes	488.2	291.5
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	156.9	146.7
Noncash interest expense, net	3.3	9.0
Deferred income taxes	65.0	(1.4)
Noncash share-based compensation	3.4	5.4
Asset impairment	2.0	—
Provision for NARM and Shoal Creek loss	33.7	—
Net gain on disposals	(7.1)	(17.7)
Noncash income from port and rail capacity assignment	(9.2)	—
Net loss on early debt extinguishment	8.8	25.8
Income from equity affiliates	(4.1)	(93.4)
Foreign currency option contracts	(0.6)	3.0
Changes in current assets and liabilities:
Accounts receivable	149.3	(179.9)
Inventories	(20.8)	(26.2)
Other current assets	43.4	(82.9)
Accounts payable and accrued expenses	(23.3)	(13.1)
Collateral arrangements	(116.9)	(28.2)
Asset retirement obligations	3.6	5.2
Workers’ compensation obligations	(0.7)	(1.6)
Postretirement benefit obligations	(30.4)	(32.2)
Pension obligations	0.7	(1.2)
Other, net	—	3.3
Net cash provided by continuing operations	745.2	12.1
Net cash used in discontinued operations	(5.5)	(2.7)
Net cash provided by operating activities	739.7	9.4

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(122.3)	(63.1)
Changes in accrued expenses related to capital expenditures	(5.4)	(9.7)
Proceeds from disposal of assets, net of receivables	12.0	23.4
Contributions to joint ventures	(370.8)	(276.0)
Distributions from joint ventures	365.8	280.8
Advances to related parties	(0.1)	(1.2)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	1.7	143.9
Other, net	(0.9)	(3.6)
Net cash (used in) provided by investing activities	(120.0)	94.5
Cash Flows From Financing Activities
Proceeds from long-term debt	—	545.0
Repayments of long-term debt	(4.8)	(654.8)
Payment of debt issuance and other deferred financing costs	(0.3)	(20.7)
Proceeds from common stock issuances, net of costs	—	222.0
Common stock repurchases	(173.0)	—
Repurchase of employee common stock relinquished for tax withholding	(13.7)	(2.6)
Dividends paid	(10.8)	—
Distributions to noncontrolling interests	(22.8)	(13.8)
Net cash (used in) provided by financing activities	(225.4)	75.1
Net change in cash, cash equivalents and restricted cash	394.3	179.0
Cash, cash equivalents and restricted cash at beginning of period (1)	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period (2)	$1,811.9	$1,133.3

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$1,307.3
Restricted cash included in “Restricted cash and collateral”	110.3
Cash, cash equivalents and restricted cash at beginning of period	$1,417.6

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$1,080.5
Restricted cash included in “Restricted cash and collateral”	731.4
Cash, cash equivalents and restricted cash at end of period	$1,811.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.8
Common stock issuances, net of costs	—	—	—	0.1
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,977.6	3,969.5	3,975.9	3,745.6
Dividend equivalent units on dividends declared	0.1	—	0.1	—
Share-based compensation for equity-classified awards	1.7	3.4	3.4	5.4
Common stock issuances, net of costs	—	—	—	221.9
Balance, end of period	3,979.4	3,972.9	3,979.4	3,972.9
Treasury stock
Balance, beginning of period	(1,386.1)	(1,372.3)	(1,372.9)	(1,370.3)
Common stock repurchases	(173.0)	—	(173.0)	—
Unsettled common stock repurchases	(11.2)	—	(11.2)	—
Excise tax payable on common stock repurchases	(1.6)	—	(1.6)	—
Repurchase of employee common stock relinquished for tax withholding	(0.5)	(0.6)	(13.7)	(2.6)
Balance, end of period	(1,572.4)	(1,372.9)	(1,572.4)	(1,372.9)
Retained earnings (Accumulated deficit)
Balance, beginning of period	652.4	(1,032.7)	383.9	(913.2)
Net income attributable to common stockholders	179.2	409.5	447.7	290.0
Dividends declared ($0.075, $0.000, $0.075, and $0.000 per share, respectively)	(10.9)	—	(10.9)	—
Balance, end of period	820.7	(623.2)	820.7	(623.2)
Accumulated other comprehensive income
Balance, beginning of period	228.9	286.4	242.5	297.9
Postretirement plans (net of $0.0 tax provisions in each period)	(13.4)	(13.5)	(26.8)	(26.9)
Foreign currency translation adjustment	(0.4)	(3.4)	(0.6)	(1.5)
Balance, end of period	215.1	269.5	215.1	269.5
Noncontrolling interests
Balance, beginning of period	55.0	44.1	63.5	59.0
Net income attributable to noncontrolling interests	23.6	1.1	37.9	—
Distributions to noncontrolling interests	—	—	(22.8)	(13.8)
Balance, end of period	78.6	45.2	78.6	45.2
Total stockholders’ equity	$3,523.3	$2,293.4	$3,523.3	$2,293.4
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2022 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2023.
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

	Three Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$31.9	$—	$259.8	$198.2	$—	$489.9
Export	367.5	—	—	—	—	367.5
Total thermal	399.4	—	259.8	198.2	—	857.4
Metallurgical coal
Export	—	371.6	—	—	—	371.6
Total metallurgical	—	371.6	—	—	—	371.6
Other (2)	0.1	0.9	(0.1)	1.7	37.2	39.8
Revenue	$399.5	$372.5	$259.7	$199.9	$37.2	$1,268.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$39.8	$—	$229.9	$222.8	$—	$492.5
Export	314.9	—	—	1.0	—	315.9
Total thermal	354.7	—	229.9	223.8	—	808.4
Metallurgical coal
Export	—	533.3	—	—	—	533.3
Total metallurgical	—	533.3	—	—	—	533.3
Other (2)	0.2	0.5	(0.2)	1.1	(21.4)	(19.8)
Revenue	$354.9	$533.8	$229.7	$224.9	$(21.4)	$1,321.9

	Six Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$69.4	$—	$564.8	$446.1	$—	$1,080.3
Export	676.3	—	—	—	—	676.3
Total thermal	745.7	—	564.8	446.1	—	1,756.6
Metallurgical coal
Export	—	658.8	—	—	—	658.8
Total metallurgical	—	658.8	—	—	—	658.8
Other (2)	0.3	2.1	0.2	3.2	211.6	217.4
Revenue	$746.0	$660.9	$565.0	$449.3	$211.6	$2,632.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$80.2	$—	$481.4	$422.7	$—	$984.3
Export	525.4	—	—	1.0	—	526.4
Total thermal	605.6	—	481.4	423.7	—	1,510.7
Metallurgical coal
Export	—	851.3	—	—	—	851.3
Total metallurgical	—	851.3	—	—	—	851.3
Other (2)	0.5	3.8	(0.5)	4.3	(356.8)	(348.7)
Revenue	$606.1	$855.1	$480.9	$428.0	$(356.8)	$2,013.3
(1)    Corporate and Other includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Unrealized gains (losses) on derivative contracts related to forecasted sales	$40.3	$(24.5)	$159.0	$(325.5)
Realized losses on derivative contracts related to forecasted sales	(30.3)	(122.6)	(80.9)	(190.6)
Revenue from physical sale of coal (3)	23.3	122.0	107.8	143.3
Trading revenue	0.1	0.3	0.1	10.4
Other (2)	3.8	3.4	25.6	5.6
Total Corporate and Other	$37.2	$(21.4)	$211.6	$(356.8)
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
Accounts Receivable
“Accounts receivable, net” at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Trade receivables, net	$278.5	$416.3
Miscellaneous receivables, net	47.0	49.2
Accounts receivable, net	$325.5	$465.5
None of the above receivables included allowances for credit losses at June 30, 2023 or December 31, 2022. No charges for credit losses were recognized during the three and six months ended June 30, 2023 or 2022.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)     Inventories
“Inventories, net” as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Materials and supplies, net	$152.0	$130.8
Raw coal	94.2	98.3
Saleable coal	66.7	67.0
Inventories, net	$312.9	$296.1
Materials and supplies inventories, net presented above have been shown net of reserves of $8.5 million and $9.5 million as of June 30, 2023 and December 31, 2022.
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
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Income from equity affiliates”:

			(Income) Loss from Equity Affiliates
	Book Value at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2023	December 31, 2022	2023	2022	2023	2022
	(Dollars in millions)
Equity method investment related to Middlemount	$33.1	$27.1	$(4.1)	$(49.5)	$(6.7)	$(95.2)
Equity method investment related to R3	7.8	7.0	1.8	0.8	2.6	1.8
Total equity method investments	$40.9	$34.1	$(2.3)	$(48.7)	$(4.1)	$(93.4)
The Company received no cash payments from Middlemount during the six months ended June 30, 2023. Payments of $143.2 million were received from Middlemount during the six months ended June 30, 2022.
One of the Company’s Australian subsidiaries is party to an agreement to provide a revolving loan to Middlemount. The Company’s participation in the revolving loan will not, at any time, exceed its 50% equity interest of the revolving loan limit, which was $50 million Australian dollars at June 30, 2023. The revolving loan bears interest at 10% per annum and expires on December 31, 2023. There was no outstanding revolving loan at June 30, 2023 or December 31, 2022.
In March 2022, the Company entered into a joint venture with unrelated partners to form R3. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $3.5 million and $2.5 million to R3 during the six months ended June 30, 2023 and 2022, respectively.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of June 30, 2023.
Foreign Currency Option Contracts
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. As of June 30, 2023, the Company held average rate options with an aggregate notional amount of $486.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending March 31, 2024. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.75 over the nine-month period ending March 31, 2024. As of June 30, 2023, the Company also held purchased collars with an aggregate notional amount of $514.0 million Australian dollars related to anticipated Australian dollar expenditures during the nine-month period ending March 31, 2024. The purchased collars have a floor and ceiling of approximately $0.60 and $0.75, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of June 30, 2023, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures, forwards and options. The Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
During the three months ended June 30, 2023, the Company recorded a net unrealized mark-to-market gain of $40.3 million on financial coal derivative contracts, and no unrealized mark-to-market gains or losses on physical forward sales contracts. During the three months ended June 30, 2022, the Company recorded a net unrealized mark-to-market loss of $24.5 million on coal derivative contracts, which included approximately $40 million of unrealized mark-to-market losses on financial derivatives and approximately $15 million of unrealized mark-to-market gains on physical forward sales contracts.
During the six months ended June 30, 2023, the Company recorded a net unrealized mark-to-market gain of $159.0 million on financial coal derivative contracts, and no unrealized mark-to-market gains or losses on physical forward sales contracts. During the six months ended June 30, 2022, the Company recorded a net unrealized mark-to-market loss of $325.5 million on coal derivative contracts, which included approximately $306 million of unrealized mark-to-market losses on financial derivatives and approximately $20 million of unrealized mark-to-market losses on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of June 30, 2023.

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

	June 30, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$0.9	$—	$3.0	$—
Derivative contracts related to forecasted sales	30.4	(15.4)	100.6	(310.3)
Financial trading contracts	—	(15.0)	11.7	—
Total derivatives	31.3	(30.4)	115.3	(310.3)
Effect of counterparty netting	(30.4)	30.4	(100.6)	100.6
Variation margin (received) posted	—	—	(11.7)	209.7
Net derivatives and variation margin as classified in the balance sheets	$0.9	$—	$3.0	$—
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of June 30, 2023, the Company had no margin cash posted. As of December 31, 2022, the Company had posted $255.5 million aggregate margin cash, consisting of $198.0 million variation margin cash and $57.5 million initial margin.
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

		Three Months Ended June 30, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(0.1)	$(2.9)	$2.8
Derivative contracts related to forecasted sales	Revenue	10.0	(30.3)	40.3
Financial trading contracts	Revenue	0.1	13.9	(13.8)
Total		$10.0	$(19.3)	$29.3

		Three Months Ended June 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(7.5)	$(1.2)	$(6.3)
Derivative contracts related to forecasted sales	Revenue	(147.1)	(122.6)	(24.5)
Financial trading contracts	Revenue	0.3	0.9	(0.6)
Total		$(154.3)	$(122.9)	$(31.4)

		Six Months Ended June 30, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.2)	$(5.8)	$0.6
Derivative contracts related to forecasted sales	Revenue	78.1	(80.9)	159.0
Financial trading contracts	Revenue	0.1	31.2	(31.1)
Total		$73.0	$(55.5)	$128.5

		Six Months Ended June 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.2)	$(2.2)	$(3.0)
Derivative contracts related to forecasted sales	Revenue	(516.1)	(190.6)	(325.5)
Financial trading contracts	Revenue	10.4	0.2	10.2
Total		$(510.9)	$(192.6)	$(318.3)
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

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$0.9	$—	$0.9
Derivative contracts related to forecasted sales	—	15.0	—	15.0
Financial trading contracts	—	(15.0)	—	(15.0)
Equity securities	—	—	0.3	0.3
Total net assets	$—	$0.9	$0.3	$1.2

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$3.0	$—	$3.0
Derivative contracts related to forecasted sales	—	(209.7)	—	(209.7)
Financial trading contracts	—	11.7	—	11.7
Equity securities	—	—	2.5	2.5
Total net (liabilities) assets	$—	$(195.0)	$2.5	$(192.5)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2023 and December 31, 2022:
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

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Total debt at par value	$343.5	$343.6
Less: Unamortized debt issuance costs	(9.0)	(9.8)
Net carrying amount	$334.5	$333.8

Estimated fair value	$454.8	$560.0
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
During the six months ended June 30, 2023, the entity in which the Company held a Level 3 investment in equity securities completed a merger transaction and its shares were exchanged for the shares of the newly-combined entity, which are publicly traded. The Company recorded an impairment loss of $2.0 million upon the exchange of shares, and will mark the investment to market as a Level 1 asset prospectively.
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(6) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2023 and December 31, 2022 is set forth in the table below:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Land and coal interests	$2,511.9	$2,514.7
Buildings and improvements	628.8	594.2
Machinery and equipment	1,612.0	1,543.1
Less: Accumulated depreciation, depletion and amortization	(1,933.2)	(1,787.0)
Property, plant, equipment and mine development, net	$2,819.5	$2,865.0
(7)  Income Taxes
The Company's effective tax rate before remeasurement for the six months ended June 30, 2023 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provisions of $74.2 million and $11.3 million for the three months ended June 30, 2023 and 2022, respectively, included a tax provision of $0.3 million and a tax benefit of $3.5 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provisions of $192.2 million and $10.3 million for the six months ended June 30, 2023 and 2022, respectively, included a tax provision of $0.7 million and a tax benefit of $1.9 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s estimated full year pretax income and income tax expense are expected to be primarily generated in Australia.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8)     Long-term Debt
The Company’s total indebtedness as of June 30, 2023 and December 31, 2022 consisted of the following:

Debt Instrument (defined below, as applicable)	June 30, 2023	December 31, 2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	23.5	23.6
Less: Debt issuance costs	(9.0)	(9.8)
	334.5	333.8
Less: Current portion of long-term debt	13.0	13.2
Long-term debt	$321.5	$320.6
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
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bore interest from March 1, 2022 at a rate of 3.250% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022.
The 2028 Convertible Notes’ indenture requires conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Under the applicable conversion rate formula, the $0.075 per share dividend declared on April 27, 2023 and paid on May 31, 2023 yielded a revised conversion rate of 50.5451 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 50.3816. The conversion rate may be impacted prospectively, based upon cumulative dividends paid.
During the first and second quarters of 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second quarter of 2023, and will not be similarly convertible during the third quarter of 2023.
As of June 30, 2023, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $29.2 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Charges
The following table presents the components of the Company’s interest expense related to its indebtedness and financial assurance instruments such as surety bonds and letters of credit. Additionally, the table sets forth the amount of cash paid for interest and the amount of non-cash interest expense primarily related to the amortization of debt issuance costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Indebtedness	$5.3	$24.0	$11.7	$49.9
Financial assurance instruments	8.0	13.6	20.0	27.1
Interest expense	$13.3	$37.6	$31.7	$77.0

Cash paid for interest	$22.9	$40.6	$41.9	$77.8
Non-cash interest expense	$1.7	$5.2	$3.3	$9.0
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2023. The April 2023 termination of the Company’s credit agreement and related letter of credit facility, as described in Note 11. “Financial Instruments and Other Guarantees,” eliminated the related compliance requirements as of March 31, 2023 and prospectively.
(9) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension cost (credit) included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Interest cost on projected benefit obligation	$7.4	$5.4	$14.8	$10.7
Expected return on plan assets	(6.6)	(6.0)	(13.2)	(11.9)
Net periodic pension cost (credit)	$0.8	$(0.6)	$1.6	$(1.2)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of June 30, 2023, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2023 based on minimum funding requirements and does not expect to make any discretionary contributions in 2023 at this time.
In March 2022, Peabody Investments Corp. (PIC), a wholly-owned subsidiary of PEC, entered into a commitment agreement relating to the Peabody Investments Corp. Retirement Plan (the Peabody Plan) with The Prudential Insurance Company of America (Prudential) and Fiduciary Counselors Inc., as independent fiduciary to the Peabody Plan. Under the commitment agreement, the Peabody Plan purchased a buy-in group annuity contract (GAC) from Prudential for approximately $500 million and Prudential would reimburse the Peabody Plan for benefit payments to be made to the Peabody Plan’s participants. The benefit obligation was not transferred to Prudential and the Peabody Plan continued to administer and pay the retirement benefits of Peabody Plan participants and was reimbursed by Prudential for the payment of all benefits covered by the GAC. The purchase of the GAC was funded directly by the Peabody Plan’s assets. There was no impact on the monthly retirement benefits paid to Peabody Plan participants and no material impact on contributions for the Peabody Plan in 2022 or 2023 as a result of this transaction.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2022, the Board of Directors of PIC approved the termination of the Peabody Plan effective July 31, 2022. In June 2022, the Peabody Plan’s participants were notified of the Peabody Plan termination and PIC filed an application with the Internal Revenue Service to request a determination as to the qualified status under §401(a) of the Internal Revenue Code of 1986 with respect to the amendment and termination of the Peabody Plan. In May 2023, PIC received a favorable determination from the Internal Revenue Service as to the Peabody Plan’s qualified status with respect to its plan termination.
In February 2023, as part of the Peabody Plan termination process, PIC announced a program to offer a voluntary lump-sum pension payout to certain active and deferred participants of the Peabody Plan which would fully settle the Peabody Plan’s obligation to them. The program provided participants with a limited-time opportunity to elect to receive a lump-sum settlement of their pension benefit or begin to receive their benefit in the form of a monthly annuity in May 2023.
During the six months ended June 30, 2023, the Company settled $21.9 million of its pension obligations for active and deferred participants in the Peabody Plan with an equal amount paid from plan assets.
As part of the completion of the standard Employee Retirement Income Security Act plan termination process for the Peabody Plan, on July 31, 2023, the GAC with Prudential was converted from a buy-in group annuity contract to a buy-out group annuity contract, irrevocably transferring the remaining benefit obligation and administration to Prudential. The Peabody Plan no longer administers or pays the retirement benefits of Peabody Plan participants. No cash contributions are expected to be required to complete the termination process for the Peabody Plan.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Service cost for benefits earned	$0.2	$0.2	$0.3	$0.4
Interest cost on accumulated postretirement benefit obligation	2.5	1.8	5.0	3.5
Expected return on plan assets	(0.2)	(0.2)	(0.3)	(0.4)
Amortization of prior service credit	(13.4)	(13.5)	(26.8)	(26.9)
Net periodic postretirement benefit credit	$(10.9)	$(11.7)	$(21.8)	$(23.4)
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
A conversion of the 2028 Convertible Notes may result in payment in the Company’s common stock. For diluted EPS purposes, the potentially dilutive common stock is assumed to have been converted at the beginning of the period (or at the time of issuance, if later). In periods where the potentially dilutive common stock is included in the computation of diluted EPS, the numerator will be adjusted to add back tax adjusted interest expense, which includes the amortization of debt issuance costs, related to the convertible debt.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for the three and six months ended June 30, 2023 and 2022 because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$204.1	$411.3	$488.2	$291.5
Less: Net income attributable to noncontrolling interests	23.6	1.1	37.9	—
Income from continuing operations attributable to common stockholders	180.5	410.2	450.3	291.5
Loss from discontinued operations, net of income taxes	(1.3)	(0.7)	(2.6)	(1.5)
Net income attributable to common stockholders	$179.2	$409.5	$447.7	$290.0

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$204.1	$411.3	$488.2	$291.5
Add: Tax adjusted interest expense related to 2028 Convertible Notes	3.5	2.5	6.1	3.5
Less: Net income attributable to noncontrolling interests	23.6	1.1	37.9	—
Income from continuing operations attributable to common stockholders	184.0	412.7	456.4	295.0
Loss from discontinued operations, net of income taxes	(1.3)	(0.7)	(2.6)	(1.5)
Net income attributable to common stockholders	$182.7	$412.0	$453.8	$293.5

EPS denominator:
Weighted average shares outstanding — basic	142.3	144.0	143.4	140.1
Dilutive impact of share-based compensation awards	0.6	1.8	0.7	1.5
Dilutive impact of 2028 Convertible Notes	16.1	16.1	16.1	10.9
Weighted average shares outstanding — diluted	159.0	161.9	160.2	152.5

Basic EPS attributable to common stockholders:
Income from continuing operations	$1.27	$2.85	$3.14	$2.08
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net income attributable to common stockholders	$1.26	$2.84	$3.12	$2.07

Diluted EPS attributable to common stockholders:
Income from continuing operations	$1.16	$2.55	$2.85	$1.93
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	—
Net income attributable to common stockholders	$1.15	$2.54	$2.83	$1.93

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2023			December 31, 2022
	Reclamation Support	Other Support (1)	Total	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,119.0	$113.1	$1,232.1	$1,250.1	$126.7	$1,376.8
Letters of credit (2)	23.8	94.0	117.8	437.8	131.8	569.6
	1,142.8	207.1	1,349.9	1,687.9	258.5	1,946.4
Less: Letters of credit in support of surety bonds (3)	(23.8)	(5.9)	(29.7)	(431.7)	(37.2)	(468.9)
Obligations supported, net	$1,119.0	$201.2	$1,320.2	$1,256.2	$221.3	$1,477.5
(1)    Instruments support obligations related to pension and health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts, and certain restoration ancillary to prior mining activities.
(2)    Amounts do not include cash collateralized letters of credit.
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
Under the April 2023 amendment, the Company and surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represented a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and will vary prospectively as bonding levels increase or decrease. The amendment also removed restrictions on the payment of dividends and share repurchases, and extended the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $533.6 million at June 30, 2023. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements, which commenced for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.
To fund the maximum collateral amount, the Company deposited $566.3 million into trust accounts for the benefit of certain surety providers on March 31, 2023. The remainder was comprised of $140.5 million of existing cash-collateralized letters of credit and $15.0 million already held on behalf of a surety provider. The amendment became effective on April 14, 2023, when the Company terminated a credit agreement which, as amended, provided for $237.2 million of capacity for irrevocable standby letters of credit (LC Facility). All letters of credit that were outstanding under the LC Facility were cancelled upon its termination and, in certain cases, replaced by cash-collateralized letters of credit or letters of credit issued under the Company’s accounts receivable securitization program.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023. The Company recorded early debt extinguishment losses of $8.8 million during the six months ended June 30, 2023 as a result of the February 2023 amendment and subsequent termination.
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
At June 30, 2023, the Company had no outstanding borrowings and $117.8 million of letters of credit outstanding under the Securitization Program, primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $34.8 million at June 30, 2023. The Company was not required to post cash collateral under the Securitization Program at June 30, 2023.
The Company incurred interest and fees associated with the Securitization Program of $0.8 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $1.8 million during the six months ended June 30, 2023 and 2022, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At June 30, 2023, letters of credit of $168.2 million were outstanding under the agreement, which were collateralized by cash of $173.2 million.

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

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$558.2	$—
Collateralized letters of credit funding (2)	173.2	110.3
	731.4	110.3
Other collateral (1)
Deposits with regulatory authorities for reclamation and other obligations	194.0	33.6
LC Facility (3)	—	28.5
Deposit held on behalf of surety	—	15.0
	194.0	77.1
Restricted cash and collateral	$925.4	$187.4
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
(3)    Balance related to the Company’s mandatory repurchase of $30.0 million priority lien obligations under the LC Facility during 2022 at approximately 95%. The Company received approximately $30.0 million upon termination of the LC Facility on April 14, 2023.
(12) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2023, purchase commitments for capital expenditures were $100.8 million, all of which is obligated within the next two years, with $94.1 million obligated within the next 12 months.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Over the past few years, there has been significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site. While stormwater collected at the mine site is managed through two sedimentation dams, at times the heavy rainfall has presented challenges with managing the significant volumes of stormwater, as the surface water management infrastructure has not had sufficient capacity. As a result, on multiple occasions throughout 2021 and 2022 stormwater has been discharged from the mine site. Metropolitan Collieries Pty Ltd (MCPL), a wholly-owned subsidiary of PEC, removed accumulated material from the sedimentation dams to restore full site stormwater capacity by December 31, 2022 and has identified and is implementing additional controls for the management of sediment moving forward. Despite the measures undertaken by MCPL to manage and improve the situation, the Environment Protection Authority is currently undertaking an investigation in relation to the discharges of sediment laden water from the mine site and whether there are potential offenses against the environmental protection legislation arising from the stormwater discharges from the site. The Environmental Protection Authority has also completed a review of MCPL’s environmental protection license and has implemented some additional compliance conditions.
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
Oregon Climate Change Lawsuit. On July 20, 2023, Peabody Energy was served with a summons issued on behalf of Multnomah County, Oregon. The complaint seeks damages from the Company and other major energy producers for allegedly causing an “extreme heat event” in Multnomah County in late June and early July 2021. The causes of action, pursuant to Oregon state law, include a failure to warn, false or misleading advertisement and public nuisance. The Company will defend the claim and will continue to assert all applicable defenses available in regards to these claims.
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
Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Patriot-Related Matters. Included in the Company’s discontinued operations are the previously divested legacy operations of Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In 2012, Patriot filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code). In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then-disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under the Bankruptcy Code and subsequently initiated a process to sell substantially all of its assets to qualified bidders. On October 9, 2015, Patriot’s bankruptcy court entered an order confirming Patriot’s plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot’s assets to two different buyers.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies and has challenged the DOL’s position in individual black lung claims. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $80.0 million and $82.3 million at June 30, 2023 and December 31, 2022, respectively. The liability, which is classified as discontinued operations, is included in the Company’s condensed consolidated balance sheets within “Accounts payable and accrued expenses” and “Other noncurrent liabilities.” While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
(13) Segment Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other. The Company’s chief operating decision maker, defined as its Chief Executive Officer, uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance and allocate resources.
Adjusted EBITDA is a non-GAAP financial measure defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. Management believes this non-GAAP performance measure is also used by investors to measure the Company’s operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenue:
Seaborne Thermal	$399.5	$354.9	$746.0	$606.1
Seaborne Metallurgical	372.5	533.8	660.9	855.1
Powder River Basin	259.7	229.7	565.0	480.9
Other U.S. Thermal	199.9	224.9	449.3	428.0
Corporate and Other	37.2	(21.4)	211.6	(356.8)
Total	$1,268.8	$1,321.9	$2,632.8	$2,013.3

Adjusted EBITDA:
Seaborne Thermal	$197.5	$176.8	$361.5	$267.3
Seaborne Metallurgical	102.5	299.7	193.3	480.7
Powder River Basin	26.2	(2.0)	62.0	5.6
Other U.S. Thermal	51.9	61.9	116.1	111.9
Corporate and Other	(19.9)	41.4	15.9	39.8
Total	$358.2	$577.8	$748.8	$905.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income from continuing operations, net of income taxes	$204.1	$411.3	$488.2	$291.5
Depreciation, depletion and amortization	80.6	73.8	156.9	146.7
Asset retirement obligation expenses	15.5	12.7	30.9	27.7
Restructuring charges	2.0	0.2	2.1	1.8
Asset impairment	—	—	2.0	—
Provision for NARM and Shoal Creek loss	33.7	—	33.7	—
Changes in amortization of basis difference related to equity affiliates	(0.4)	(0.6)	(0.7)	(1.2)
Interest expense	13.3	37.6	31.7	77.0
Net loss on early debt extinguishment	2.0	2.3	8.8	25.8
Interest income	(23.1)	(0.9)	(36.2)	(1.4)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(40.3)	24.5	(159.0)	325.5
Unrealized (gains) losses on foreign currency option contracts	(2.8)	6.3	(0.6)	3.0
Take-or-pay contract-based intangible recognition	(0.6)	(0.7)	(1.2)	(1.4)
Income tax provision	74.2	11.3	192.2	10.3
Adjusted EBITDA	$358.2	$577.8	$748.8	$905.3
(14) Other Events
Share Repurchases
During the three months ended June 30, 2023, the Company repurchased approximately 8.9 million shares of its common stock for $184.2 million, including commission fees. Of this amount, $11.2 million related to repurchases which settled subsequent to June 30, 2023. The Company recognized excise taxes of $1.6 million related to the repurchases, which were unpaid at June 30, 2023. The Company includes commission fees and excise taxes, as incurred, with the cost of treasury stock. Subsequent to June 30, 2023, the Company repurchased an additional 3.1 million shares for $67.0 million.
North Antelope Rochelle Mine Tornado
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the three and six months ended June 30, 2023, the Company recorded a provision for loss of $5.0 million related to the tornado damage. The provision includes $4.0 million for materials and supplies inventories and $1.0 million for buildings and equipment. This provision represents the best estimate of potential loss based on the assessments made to date. The Company continues to assess the loss and anticipates that incremental repair costs will be recorded in future periods.
Shoal Creek Incident
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine. Development coal production has been resumed in a new area of the mine.
During the three and six months ended June 30, 2023, the Company recorded a provision for loss of $28.7 million related to the fire. The provision includes $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Port and Rail Capacity Assignment
During the six months ended June 30, 2023, the Company entered into an agreement to assign the right to its excess port and rail capacity related to its North Goonyella Mine to an unrelated party in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half is payable in June 2024, subject to certain conditions. In connection with the transaction, the Company recorded revenue of $19.2 million during the six months ended June 30, 2023 and had a discounted receivable of $9.3 million included in “Accounts receivable, net” as of June 30, 2023.

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q, Item 1A. “Risk Factors” of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 4, 2023 and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
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
In its discussion of liquidity and capital resources, the Company includes references to Available Free Cash Flow (AFCF) which is also a non-GAAP measure. AFCF is used by management as a measure of its ability to generate excess cash flow from its business operations.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2022, the Company produced and sold 122.9 million and 123.7 million tons of coal, respectively, from continuing operations. At June 30, 2023, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers; trades coal and freight-related contracts; and during 2022, partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other. Refer to Note 13. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of its Corporate and Other segment.
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended June 30, 2023 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2023 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2023 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	June 30, 2023	July 28, 2023
Premium HCC (1)	$300.00	$222.00	$242.84	$233.00	$237.00
Premium PCI coal (1)	262.50	187.00	208.73	189.00	163.00
Newcastle index thermal coal (1)	199.58	120.23	158.30	137.94	140.33
API 5 index thermal coal (1)	120.24	84.17	102.33	85.93	86.66
PRB 8,800 Btu/Lb coal (2)	14.60	14.30	14.44	14.30	14.30
Illinois Basin 11,500 Btu/Lb coal (2)	73.00	51.00	59.42	51.00	50.00
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the ongoing Russian-Ukrainian conflict. Furthermore, inflationary pressures and supply chain constraints have contributed to rising costs and may continue to impact future periods. As future developments related to the Russian-Ukrainian conflict and rising inflation are unknown, the global coal industry data for the six months ended June 30, 2023 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, the six months ended June 30, 2023 were characterized by ongoing volatility as global macroeconomic turbulence combined with seasonal demand and supply fluctuations. The steel sector showed positive signs in early 2023 with several steelmakers announcing blast furnace capacity restarts; however ongoing economic uncertainty and multi-year high steel exports from China have dampened the revival and impacted metallurgical coal demand in key markets. Russian coal remains banned in the European Union, Japan and elsewhere, disrupting natural trade flows and resulting in low priced Russian products being made available to countries, such as China and India, which can continue procurement. Combined with abundant domestic and Mongolian supply, this is further enabling China to readily compete in the international steel market. Further economic stimulus in China, India and elsewhere, combined with seasonal demand growth is fueling positive sentiment in the market outlook to the end of the year.
Within the seaborne thermal coal market, global thermal coal prices have remained volatile during the quarter ended June 30, 2023 with prices declining from the first quarter. China has ended its unofficial ban of Australian coal imports, providing additional demand for Australian thermal coal through the six months ended June 30, 2023. In China, domestic coal production and renewable generation have been strong through the six months ended June 30, 2023; however, import demand has been higher year-over-year, as overall coal demand has been strong. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Overall, global thermal coal markets remain turbulent amid ample supply and seasonal demand requirements in the Northern Hemisphere, as well as lower global natural gas prices.
In the United States, overall electricity demand decreased nearly 4% year-over-year, negatively impacted by weather. Through the six months ended June 30, 2023, electricity generation from thermal coal has declined year-over-year due to low natural gas prices and nearly level year-over-year renewable generation despite lower overall electricity demand. Coal’s share of electricity generation has declined to approximately 15% for the six months ended June 30, 2023, while wind and solar’s combined generation share has increased to 17% and the share of natural gas generation has increased to 40%. Coal inventories have increased during the six months ended June 30, 2023, with an increase of approximately 50%. During the six months ended June 30, 2023, utility consumption of PRB coal declined approximately 25% compared to the prior year period.
Surety Agreement Amendment and Shareholder Return Program
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
On April 17, 2023, the Company announced that its Board of Directors (Board) approved a new shareholder return framework which includes a share repurchase plan, a fixed quarterly cash dividend and a variable quarterly cash dividend component. The Board also approved a new share repurchase program authorizing repurchases up to $1.0 billion of the Company’s common stock.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for a further discussion of the surety agreement amendment.
Other
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine. Development coal production has been resumed in a new area of the mine.
During the three and six months ended June 30, 2023, the Company recorded a provision for loss of $28.7 million related to the fire. The provision includes $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine.

On June 23, 2023, the Company’s North Antelope Rochelle Mine (NARM) sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the three and six months ended June 30, 2023, the Company recorded a provision for loss of $5.0 million related to the tornado damage. The provision includes $4.0 million for materials and supplies inventories and $1.0 million for buildings and equipment. This provision represents the best estimate of potential loss based on the assessments made to date. The Company continues to assess the loss and anticipates that incremental repair costs will be recorded in future periods.
Results of Operations
Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022
Summary
The decrease in income from continuing operations, net of income taxes for the three months ended June 30, 2023 compared to the same period in the prior year ($207.2 million), was driven by a higher tax provision ($62.9 million); lower revenue ($53.1 million) primarily due to a 42% decrease in metallurgical pricing; decreased results from equity affiliates ($46.4 million); higher operating costs and expenses ($36.4 million); and a provision of $33.7 million related to the losses at NARM and Shoal Creek. This unfavorable variance was partially offset by lower net interest expense ($46.8 million).
The increase in income from continuing operations, net of income taxes for the six months ended June 30, 2023 compared to the same period in the prior year ($196.7 million), was primarily driven by higher revenue ($619.5 million) due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales and lower net interest expense ($97.1 million). This favorable variance was partially offset by higher operating costs and expenses ($184.0 million), which reflect increased sales price sensitive costs and inflationary pressures for materials, services, repairs and labor; a higher income tax provision ($181.9 million); decreased results from equity affiliates ($89.3 million); and a provision of $33.7 million related to the losses at NARM and Shoal Creek.
Adjusted EBITDA for the three and six months ended June 30, 2023 reflected year-over-year decreases of $219.6 million and $156.5 million, respectively.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended June 30,		Increase (Decrease) to Volumes		Six Months Ended June 30,		(Decrease) Increase to Volumes
	2023	2022	Tons	%	2023	2022	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	4.0	4.0	—	—%	7.6	7.8	(0.2)	(3)%
Seaborne Metallurgical	2.0	1.6	0.4	25%	3.3	2.8	0.5	18%
Powder River Basin	18.9	18.5	0.4	2%	40.9	39.1	1.8	5%
Other U.S. Thermal	3.8	4.4	(0.6)	(14)%	8.3	8.6	(0.3)	(3)%
Total tons sold from operating segments	28.7	28.5	0.2	1%	60.1	58.3	1.8	3%
Corporate and Other	0.2	0.1	0.1	100%	0.3	0.2	0.1	50%
Total tons sold	28.9	28.6	0.3	1%	60.4	58.5	1.9	3%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Revenue per Ton (1)
Seaborne Thermal	$100.59	$87.37	$13.22	15%	$98.81	$77.52	$21.29	27%
Seaborne Metallurgical	190.13	330.56	(140.43)	(42)%	202.33	299.82	(97.49)	(33)%
Powder River Basin	13.71	12.44	1.27	10%	13.80	12.30	1.50	12%
Other U.S. Thermal	53.63	51.40	2.23	4%	54.23	49.96	4.27	9%
Costs per Ton (1)(2)
Seaborne Thermal	$50.88	$43.85	$7.03	16%	$50.94	$43.33	$7.61	18%
Seaborne Metallurgical	137.78	144.91	(7.13)	(5)%	143.14	131.26	11.88	9%
Powder River Basin	12.33	12.55	(0.22)	(2)%	12.28	12.16	0.12	1%
Other U.S. Thermal	39.71	37.25	2.46	7%	40.22	36.90	3.32	9%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$49.71	$43.52	$6.19	14%	$47.87	$34.19	$13.68	40%
Seaborne Metallurgical	52.35	185.65	(133.30)	(72)%	59.19	168.56	(109.37)	(65)%
Powder River Basin	1.38	(0.11)	1.49	1,355%	1.52	0.14	1.38	986%
Other U.S. Thermal	13.92	14.15	(0.23)	(2)%	14.01	13.06	0.95	7%
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
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended June 30,		Increase (Decrease) to Revenue		Six Months Ended June 30,		Increase (Decrease) to Revenue
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$399.5	$354.9	$44.6	13%	$746.0	$606.1	$139.9	23%
Seaborne Metallurgical	372.5	533.8	(161.3)	(30)%	660.9	855.1	(194.2)	(23)%
Powder River Basin	259.7	229.7	30.0	13%	565.0	480.9	84.1	17%
Other U.S. Thermal	199.9	224.9	(25.0)	(11)%	449.3	428.0	21.3	5%
Corporate and Other	37.2	(21.4)	58.6	274%	211.6	(356.8)	568.4	159%
Revenue	$1,268.8	$1,321.9	$(53.1)	(4)%	$2,632.8	$2,013.3	$619.5	31%
Seaborne Thermal. Segment revenue increased during the three and six months ended June 30, 2023 compared to the same periods in the prior year due to favorable mix variances ($35.5 million and $66.3 million, respectively) which offset unfavorable volumes and favorable realized prices ($9.1 million and $73.6 million, respectively).
Seaborne Metallurgical. Segment revenue decreased during the three and six months ended June 30, 2023 compared to the same periods in the prior year due to unfavorable realized prices ($204.0 million and $226.8 million, respectively) and unfavorable volumes from the Shoal Creek Mine resulting from the fire in the first quarter of 2023 ($121.3 million and $124.6 million, respectively), offset by favorable volumes from the Australian operations ($164.0 million and $157.2 million, respectively).
Powder River Basin. Segment revenue increased during the three and six months ended June 30, 2023 compared to the same periods in the prior year due to favorable realized prices ($25.9 million and $65.2 million, respectively) and favorable volumes ($4.1 million and $18.9 million, respectively) resulting from improved rail performance.

Other U.S. Thermal. Segment revenue decreased during the three months ended June 30, 2023 compared to the same period in the prior year due to unfavorable volumes ($41.4 million) resulting from decreased demand, offset by favorable realized prices ($16.4 million). Segment revenue increased during the six months ended June 30, 2023 compared to the same period in the prior year due to favorable realized prices ($43.5 million), offset by unfavorable volumes ($22.2 million) resulting from decreased demand.
Corporate and Other. Segment revenue increased during the three months ended June 30, 2023 compared to the same period in the prior year due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales in the current year compared to net unrealized mark-to-market losses in the prior year ($64.8 million), partially offset by lower results from trading activities ($6.6 million). Segment revenue increased during the six months ended June 30, 2023 compared to the same period in the prior year due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales in the current year compared to net unrealized mark-to-market losses in the prior year ($484.5 million); higher results from trading activities ($63.9 million) primarily due to lower net realized losses on derivative contracts related to forecasted coal sales; and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 14. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended June 30,		Increase (Decrease) to Segment Adjusted EBITDA		Six Months Ended June 30,		Increase (Decrease) to Segment Adjusted EBITDA
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$197.5	$176.8	$20.7	12%	$361.5	$267.3	$94.2	35%
Seaborne Metallurgical	102.5	299.7	(197.2)	(66)%	193.3	480.7	(287.4)	(60)%
Powder River Basin	26.2	(2.0)	28.2	1,410%	62.0	5.6	56.4	1,007%
Other U.S. Thermal	51.9	61.9	(10.0)	(16)%	116.1	111.9	4.2	4%
Corporate and Other	(19.9)	41.4	(61.3)	(148)%	15.9	39.8	(23.9)	(60)%
Adjusted EBITDA (1)	$358.2	$577.8	$(219.6)	(38)%	$748.8	$905.3	$(156.5)	(17)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2023 compared to the same periods in the prior year as a result of favorable mix variances ($23.8 million and $53.6 million, respectively) and higher realized prices net of sales sensitive costs ($8.6 million and $68.8 million, respectively), partially offset by unfavorable operational costs ($11.5 million and $19.8 million, respectively) resulting from higher costs for repairs, maintenance and labor.
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2023 compared to the same periods in the prior year due to lower realized prices net of sales sensitive costs ($199.8 million and $229.7 million, respectively) and unfavorable operational costs ($87.6 million and $137.4 million, respectively) resulting from the fire at the Shoal Creek Mine in the first quarter of 2023 and increased repair and maintenance spend at the Australian metallurgical operations, partially offset by favorable volumes ($92.0 million and $87.8 million, respectively).
Powder River Basin. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2023 compared to the same periods in the prior year due to favorable commodity pricing ($13.3 million and $11.3 million, respectively); higher realized prices net of sales sensitive costs ($13.2 million and $34.8 million, respectively); and decreased overburden removal costs (six months, $14.4 million). The increases were partially offset by higher costs for materials, services, repairs and labor ($0.5 million and $10.0 million, respectively) due in part to timing, increased repairs for an aging equipment fleet and inflationary pressures on materials and services.

Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three months ended June 30, 2023 compared to the same period in the prior year due to higher costs for materials, services, repairs and labor ($17.0 million) due in part to timing, increased repairs for an aging equipment fleet and inflationary pressures on materials and services and unfavorable volumes ($16.1 million). These decreases were offset by higher realized prices net of sales sensitive costs ($14.3 million) and favorable commodity pricing ($10.5 million). Segment Adjusted EBITDA increased during the six months ended June 30, 2023 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs ($37.1 million) and favorable commodity pricing ($10.6 million), offset by higher costs for materials, services, repairs and labor ($32.6 million) due in part to increased equipment repairs and headcount and inflationary pressures on materials and services and unfavorable volumes ($7.1 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended June 30,		(Decrease) Increase to Adjusted EBITDA		Six Months Ended June 30,		(Decrease) Increase to Adjusted EBITDA
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$3.7	$48.9	$(45.2)	(92)%	$6.0	$94.0	$(88.0)	(94)%
Resource management activities (2)	6.0	13.8	(7.8)	(57)%	8.3	17.3	(9.0)	(52)%
Selling and administrative expenses	(21.7)	(21.8)	0.1	—%	(44.5)	(44.9)	0.4	1%
Other items, net (3)	(7.9)	0.5	(8.4)	(1,680)%	46.1	(26.6)	72.7	273%
Corporate and Other Adjusted EBITDA	$(19.9)	$41.4	$(61.3)	(148)%	$15.9	$39.8	$(23.9)	(60)%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $3.3 million and $23.3 million during the three months ended June 30, 2023 and 2022, respectively, and $5.9 million and $43.5 million during the six months ended June 30, 2023 and 2022, respectively.
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
Corporate and Other Adjusted EBITDA decreased during the three months ended June 30, 2023 compared to the same period in the prior year primarily due to unfavorable variances in Middlemount’s results driven by a 40% decrease in sales pricing and lower sales volumes.
Corporate and Other Adjusted EBITDA decreased during the six months ended June 30, 2023 compared to the same period in the prior year due to unfavorable variances in Middlemount’s results driven by a 29% decrease in sales pricing and lower sales volumes, offset by favorable trading results ($68.6 million) and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 14. “Other Events” to the accompanying unaudited condensed consolidated financial statements.

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$358.2	$577.8	$(219.6)	(38)%	$748.8	$905.3	$(156.5)	(17)%
Depreciation, depletion and amortization	(80.6)	(73.8)	(6.8)	(9)%	(156.9)	(146.7)	(10.2)	(7)%
Asset retirement obligation expenses	(15.5)	(12.7)	(2.8)	(22)%	(30.9)	(27.7)	(3.2)	(12)%
Restructuring charges	(2.0)	(0.2)	(1.8)	(900)%	(2.1)	(1.8)	(0.3)	(17)%
Asset impairment	—	—	—	n.m.	(2.0)	—	(2.0)	n.m.
Provision for NARM and Shoal Creek loss	(33.7)	—	(33.7)	n.m.	(33.7)	—	(33.7)	n.m.
Changes in amortization of basis difference related to equity affiliates	0.4	0.6	(0.2)	(33)%	0.7	1.2	(0.5)	(42)%
Interest expense	(13.3)	(37.6)	24.3	65%	(31.7)	(77.0)	45.3	59%
Net loss on early debt extinguishment	(2.0)	(2.3)	0.3	13%	(8.8)	(25.8)	17.0	66%
Interest income	23.1	0.9	22.2	2,467%	36.2	1.4	34.8	2,486%
Unrealized gains (losses) on derivative contracts related to forecasted sales	40.3	(24.5)	64.8	264%	159.0	(325.5)	484.5	149%
Unrealized gains (losses) on foreign currency option contracts	2.8	(6.3)	9.1	144%	0.6	(3.0)	3.6	120%
Take-or-pay contract-based intangible recognition	0.6	0.7	(0.1)	(14)%	1.2	1.4	(0.2)	(14)%
Income tax provision	(74.2)	(11.3)	(62.9)	(557)%	(192.2)	(10.3)	(181.9)	(1,766)%
Income from continuing operations, net of income taxes	$204.1	$411.3	$(207.2)	(50)%	$488.2	$291.5	$196.7	67%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(27.6)	$(26.2)	$(1.4)	(5)%	$(51.4)	$(50.2)	$(1.2)	(2)%
Seaborne Metallurgical	(22.9)	(22.0)	(0.9)	(4)%	(44.0)	(41.9)	(2.1)	(5)%
Powder River Basin	(10.6)	(9.3)	(1.3)	(14)%	(22.3)	(19.8)	(2.5)	(13)%
Other U.S. Thermal	(17.1)	(13.7)	(3.4)	(25)%	(34.8)	(29.4)	(5.4)	(18)%
Corporate and Other	(2.4)	(2.6)	0.2	8%	(4.4)	(5.4)	1.0	19%
Total	$(80.6)	$(73.8)	$(6.8)	(9)%	$(156.9)	$(146.7)	$(10.2)	(7)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Seaborne Thermal	$2.09	$2.46	$2.13	$2.47
Seaborne Metallurgical	1.82	3.42	1.96	2.85
Powder River Basin	0.30	0.32	0.30	0.32
Other U.S. Thermal	1.33	1.24	1.26	1.21
The decrease in the weighted-average depletion rate per ton for the Seaborne Thermal segment during the three and six months ended June 30, 2023 compared to the same periods in the prior year reflects the impact of volume and mix variances across the segment. The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical segment during the three and six months ended June 30, 2023 compared to the same periods in the prior year reflects the impact of the fire at the Shoal Creek Mine.
Provision for NARM and Shoal Creek Loss. A provision of $33.7 million million was recorded during the three and six months ended June 30, 2023 for losses related to the events at NARM and the Shoal Creek Mine, as discussed in Note 14. “Other Events” in the accompanying unaudited condensed consolidated financial statements. The current period provision represents the best estimate of potential loss associated with these events based on assessments made to date.
Interest Expense. The decrease in interest expense during the three and six months ended June 30, 2023 primarily reflects the impacts of debt retirements completed by the Company during 2022 as further described in Note 8. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 10. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2022.
Net Loss on Early Debt Extinguishment. The losses recognized during the three and six months ended June 30, 2023 were primarily related to the Company’s terminated letter of credit facility as further discussed in Note 11. “Financial Instruments and Other Guarantees” to the accompanying unaudited condensed consolidated financial statements. The losses recognized during the prior year periods were primarily related to the redemption of existing notes during the periods as further described in Note 8. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 10. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Income. The increase in interest income during the three and six months ended June 30, 2023 was primarily due to higher cash balances, including restricted cash balances on which the Company earns interest, and higher interest rates in the current year. Based upon projected cash balances and interest rates, the Company anticipates significantly higher interest income throughout 2023 as compared to the prior year.
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
Income Tax Provision. The increase in the income tax provision during the three and six months ended June 30, 2023 compared to the same periods in the prior year was primarily due to an increase in pretax income and the release of valuation allowance related to Australian net operating losses during the fourth quarter of 2022. Refer to Note 7. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		Increase (Decrease) to Income
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$204.1	$411.3	$(207.2)	(50)%	$488.2	$291.5	$196.7	67%
Loss from discontinued operations, net of income taxes	(1.3)	(0.7)	(0.6)	(86)%	(2.6)	(1.5)	(1.1)	(73)%
Net income	202.8	410.6	(207.8)	(51)%	485.6	290.0	195.6	67%
Less: Net income attributable to noncontrolling interests	23.6	1.1	22.5	2,045%	37.9	—	37.9	n.m.
Net income attributable to common stockholders	$179.2	$409.5	$(230.3)	(56)%	$447.7	$290.0	$157.7	54%
Net Income Attributable to Noncontrolling Interests. The increase in the results attributable to noncontrolling interests during the three and six months ended June 30, 2023 compared to the same periods in the prior year was primarily due to stronger financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended June 30,		Decrease to EPS		Six Months Ended June 30,		Increase (Decrease) to EPS
	2023	2022	$	%	2023	2022	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$1.16	$2.55	$(1.39)	(55)%	$2.85	$1.93	$0.92	48%
Loss from discontinued operations	(0.01)	(0.01)	—	—%	(0.02)	—	(0.02)	n.m.
Net income attributable to common stockholders	$1.15	$2.54	$(1.39)	(55)%	$2.83	$1.93	$0.90	47%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 159.0 million and 161.9 million for the three months ended June 30, 2023 and 2022, respectively, and 160.2 million and 152.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income from continuing operations, net of income taxes	$204.1	$411.3	$488.2	$291.5
Depreciation, depletion and amortization	80.6	73.8	156.9	146.7
Asset retirement obligation expenses	15.5	12.7	30.9	27.7
Restructuring charges	2.0	0.2	2.1	1.8
Asset impairment	—	—	2.0	—
Provision for NARM and Shoal Creek loss	33.7	—	33.7	—
Changes in amortization of basis difference related to equity affiliates	(0.4)	(0.6)	(0.7)	(1.2)
Interest expense	13.3	37.6	31.7	77.0
Net loss on early debt extinguishment	2.0	2.3	8.8	25.8
Interest income	(23.1)	(0.9)	(36.2)	(1.4)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(40.3)	24.5	(159.0)	325.5
Unrealized (gains) losses on foreign currency option contracts	(2.8)	6.3	(0.6)	3.0
Take-or-pay contract-based intangible recognition	(0.6)	(0.7)	(1.2)	(1.4)
Income tax provision	74.2	11.3	192.2	10.3
Total Adjusted EBITDA	$358.2	$577.8	$748.8	$905.3
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating costs and expenses	$862.0	$825.6	$1,708.6	$1,524.6
Unrealized gains (losses) on foreign currency option contracts	2.8	(6.3)	0.6	(3.0)
Take-or-pay contract-based intangible recognition	0.6	0.7	1.2	1.4
Net periodic benefit credit, excluding service cost	(9.7)	(12.3)	(19.4)	(24.5)
Total Reporting Segment Costs	$855.7	$807.7	$1,691.0	$1,498.5

The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Seaborne Thermal	$202.0	$178.1	$384.5	$338.8
Seaborne Metallurgical	270.0	234.1	467.6	374.4
Powder River Basin	233.5	231.7	503.0	475.3
Other U.S. Thermal	148.0	163.0	333.2	316.1
Corporate and Other	2.2	0.8	2.7	(6.1)
Total Reporting Segment Costs	$855.7	$807.7	$1,691.0	$1,498.5
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.0	2.0	18.9	3.8

Revenue	$399.5	$372.5	$259.7	$199.9
Total Reporting Segment Costs	202.0	270.0	233.5	148.0
Adjusted EBITDA	$197.5	$102.5	$26.2	$51.9

Revenue per Ton	$100.59	$190.13	$13.71	$53.63
Costs per Ton	50.88	137.78	12.33	39.71
Adjusted EBITDA Margin per Ton	$49.71	$52.35	$1.38	$13.92

	Three Months Ended June 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.0	1.6	18.5	4.4

Revenue	$354.9	$533.8	$229.7	$224.9
Total Reporting Segment Costs	178.1	234.1	231.7	163.0
Adjusted EBITDA	$176.8	$299.7	$(2.0)	$61.9

Revenue per Ton	$87.37	$330.56	$12.44	$51.40
Costs per Ton	43.85	144.91	12.55	37.25
Adjusted EBITDA Margin per Ton	$43.52	$185.65	$(0.11)	$14.15

	Six Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	7.6	3.3	40.9	8.3

Revenue	$746.0	$660.9	$565.0	$449.3
Total Reporting Segment Costs	384.5	467.6	503.0	333.2
Adjusted EBITDA	$361.5	$193.3	$62.0	$116.1

Revenue per Ton	$98.81	$202.33	$13.80	$54.23
Costs per Ton	50.94	143.14	12.28	40.22
Adjusted EBITDA Margin per Ton	$47.87	$59.19	$1.52	$14.01

	Six Months Ended June 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	7.8	2.8	39.1	8.6

Revenue	$606.1	$855.1	$480.9	$428.0
Total Reporting Segment Costs	338.8	374.4	475.3	316.1
Adjusted EBITDA	$267.3	$480.7	$5.6	$111.9

Revenue per Ton	$77.52	$299.82	$12.30	$49.96
Costs per Ton	43.33	131.26	12.16	36.90
Adjusted EBITDA Margin per Ton	$34.19	$168.56	$0.14	$13.06
Available Free Cash Flow is defined as operating cash flow minus investing cash flow and distributions to noncontrolling interests; plus/minus changes to restricted cash and collateral (excluding one-time effects of the recent surety agreement amendment) and other anticipated expenditures. See the table below for a reconciliation of Available Free Cash Flow to its most comparable measure under U.S. GAAP.

Six Months Ended June 30, 2023
(Dollars in millions)
Net cash provided by operating activities	$739.7
- Net cash used in investing activities	(120.0)
- Distributions to noncontrolling interests	(22.8)
+/- Changes to restricted cash and collateral	39.7
- Anticipated expenditures or other requirements	—
Available Free Cash Flow	$636.6
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory or global climate matters subsequent to December 31, 2022. This section should be considered in connection with the Company’s regulatory and global climate matters as outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2022.

Regulatory Matters - U.S.
National Ambient Air Quality Standards (NAAQS). The Clean Air Act (CAA) requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revision to current standards are appropriate. On January 6, 2023, the EPA proposed to lower the allowable level of average annual primary particulate matter (PM). If enacted as proposed, this rule would require fossil fuel generating units to install additional nitrogen oxide (NOx) reducing technologies, ultimately increasing the cost of fossil fuel generated energy or causing potential unit retirements.
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. The CSAPR and related updates require numerous U.S. states and the District of Columbia to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine PM pollution in other states.
On March 15, 2023, the EPA issued a final rule to address regional ozone transport by imposing new federal ozone season emission budgets for NOx in 23 states, including California, Nevada, Oklahoma and Texas, as well as some Indian reservation areas. The rule includes emission limits for NOx for fossil fuel-fired power plants and a “backstop daily emissions rate” for large coal-fired power plants if they exceed specified limits. The rule also sets first-time limits on certain industrial sources that will apply starting with the 2026 ozone season in 20 states. The EPA estimates that annual compliance costs (for 2023 through 2042) will be $770 million to $910 million. These emission limitations would apply in addition to requirements contained in State Implementation Plans to control ozone precursors in affected states, although states have the option to replace these limits with equally strict or more stringent limitations. When implemented, this rule could influence the closure of some coal generating units that have not installed selective catalytic reduction technologies. The rule has been challenged in several U.S. Courts of Appeal, including the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit).
EPA Regulation of Greenhouse Gas Emissions from New and Existing Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). On May 23, 2023, the EPA proposed a rule that includes five separate actions regarding the control of greenhouse gas (GHG) emissions from fossil fuel-fired power plants. The EPA proposed to revise New Source Performance Standards (NSPS) to address carbon dioxide (CO2) emissions from both new fossil fuel-fired steam generating units and new fossil fuel-fired stationary combustion turbines. The EPA also proposed emission guidelines for existing coal- and oil/gas-fired steam generating units and for existing stationary combustion turbines. Finally, in the same proposed rule, the EPA proposed to repeal the Affordable Clean Energy Rule, promulgated by the EPA in 2019 and vacated by the D.C. Circuit in 2021.
If finalized in the form proposed, the regulations would require existing fossil fuel-fired steam generating units (primarily coal units) to use carbon capture and sequestration (CCS) with 90% capture of CO2 if they plan to operate after December 31, 2039. These units, however, may also pursue a different compliance pathway that is based on making a commitment to cease operations. The proposed rule also would require existing stationary combustion turbines over 300 megawatts with a capacity factor greater than 50% (primarily units using natural gas) to either utilize CCS by 2035 or pursue a pathway that would require co-firing with 30% low-GHG hydrogen by 2032, followed by co-firing with 96% low-GHG hydrogen by 2038. The EPA is also taking comments with regard to imposing standards for stationary combustion turbines under 300 megawatts.
All requirements related to existing affected units – whether fired by coal, oil or natural gas – will be imposed through state plans that can additionally take into account the remaining useful life of a generating unit when determining appropriate controls. The EPA, however, proposes that such plans generally be no less stringent than the emission reductions that would be obtained under the EPA’s guidelines. Existing steam generating units must start complying with the EPA’s proposed standards by January 1, 2030 and existing stationary combustion turbines by either January 1, 2032 or January 1, 2035 depending on what option for compliance is chosen.
Finally, as part of the proposed rule, any newly constructed steam generating unit or newly constructed stationary combustion turbine would be subject to GHG standards as of May 23, 2023, the date of the proposed rule. As proposed, any new fossil-fuel steam generating unit will need to comply with partial CCS upon startup as well as a requirement for 90% CO2 reduction through CCS by 2040. Any new or reconstructed stationary combustion turbine will be subject to different standards based on whether it is considered low load, intermediate load or a base load unit.
If finalized as proposed, the GHG NSPS could have substantial impacts on the use of coal, oil and natural gas for the generation of electricity.

Mercury and Air Toxic Standards (MATS). In 2012, the EPA published the final MATS rule, which revised the NSPS for NOx, sulfur dioxide and PM for new and modified coal-fueled electricity generating plants, and imposed maximum achievable control technology (MACT) emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs.
On March 6, 2023, the EPA issued a final rule which reaffirmed its determination to regulate coal- and oil-fired EGUs under CAA section 112, including the regulation of HAPs from EGUs after considering cost. On April 3, 2023, the EPA proposed to amend the 2012 MATS rule and require an additional two-thirds reduction in the filterable PM emission of non-mercury HAP metals from existing coal-fired power plants as well as the usage of continuous emissions monitoring systems, among other proposals. Under the proposed rule, the EPA estimated that approximately 500 megawatts of coal-fired capacity would retire by 2028. The public comment period on the proposals ended on June 23, 2023.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. In 2015, the EPA published a final rule setting requirements for wastewater discharge from EGUs. On March 29, 2023, the EPA proposed a rule that would establish more stringent standards for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. If the proposed rule is finalized in substantially the same form, the revised effluent limitations guidelines would significantly increase costs for many coal-fueled steam electric power plants. Concurrently, the EPA issued a direct final rule which extended the deadline through June 2023 for steam electric power plants to commit to the permanent cessation of coal combustion by December 31, 2028 in exchange for less stringent wastewater discharge requirements during the interim. The direct final rule could influence fuel switching or additional coal generating unit retirements by the end of 2028.
Clean Water Act (CWA) Definition of “Waters of the United States”. On January 18, 2023, the EPA and the U.S. Army Corp of Engineers finalized a revised definition of “Waters of the United States” to clarify the scope of federal regulatory authority under the CWA. Several courts preliminarily enjoined that rule in 27 states. In addition, on May 25, 2023, the Supreme Court of the United States issued its decision in Sackett v. EPA, No. 21-454, which significantly narrowed the scope of federal regulatory authority over wetlands and non-navigable waters. The agencies have indicated that they are implementing the CWA consistent with the Sackett decision, and they may issue additional guidance or initiate another rulemaking proceeding to revise the 2023 rule.
Regulatory Matters - Australia
New South Wales Coal Directions. The State of New South Wales (NSW) enacted the Energy and Utilities Administration Amendment Act 2022 granting the State Premier and Minister for Energy the ability to issue directions in the event of a coal market price emergency (among other powers). On December 22, 2022, the State Premier declared such an emergency, intended to control coal and electricity pricing. Subsequently, directions were issued to Peabody Energy Australia Pty Ltd and other coal producers with operations in NSW, which have been amended at various dates. The most recent directions require Peabody Energy Australia Pty Ltd to reserve a portion of coal produced by Wambo Coal Pty Ltd and Wilpinjong Coal Pty Ltd for sale to NSW power generators at a capped price until June 30, 2024 and impose additional reporting obligations to demonstrate compliance. While these directions are currently not anticipated to significantly impact the Wambo Mines or the Wilpinjong Mine, the nature and extent of those obligations and associated reporting requirements may continue to evolve if further directions are issued.
National Greenhouse and Energy Reporting Act 2007 (NGER Act). The NGER Act imposes requirements for corporations meeting a certain threshold to register and report greenhouse gas emissions and abatement actions, as well as energy production and consumption as part of a single, national reporting system.
On March 27, 2023, the Australian Federal Government announced several additional measures in the Safeguard Mechanism (Crediting) Amendments Bill 2023 which was introduced and passed both Houses of Parliament on March 30, 2023. The legislation introduces a cap on overall net emissions from facilities covered by the scheme through 2030. The legislation also sets a cap of net zero tonnes carbon dioxide equivalent for any financial year beginning after June 30, 2049. In addition, if the Minister for Environment and Water grants an approval under the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (EPBC Act) to a new or expanded facility covered by the scheme, the Minister will be required to give an estimate of the facility's Scope 1 emissions to the Minister for Climate Change, the Climate Change Secretary and the Climate Change Authority for assessment against scheme targets. The legislation went into effect on July 1, 2023. The potential impact of these reforms to Peabody’s Australian operations is under review.

Risks Related to Global Climate Change
There have been no significant changes to the Company’s global climate matters subsequent to December 31, 2022. Refer to Part I, Item 1. “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the Company’s global climate matters.
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, finance and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral and margining requirements, dividends, share repurchases, and selling and administrative expenses. The Company has also used cash for early debt retirements.
Any future determinations to return capital to stockholders, such as dividends or share repurchases will depend on a variety of factors, including the Company’s net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. The Company’s ability to early retire debt, declare dividends or repurchase shares in the future will depend on its future financial performance, which in turn depends on the successful implementation of its strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to its industry, many of which are beyond the Company’s control.
Liquidity
As of June 30, 2023, the Company’s cash balances totaled $1,080.5 million, including approximately $676.4 million held by Australian subsidiaries, $380.9 million held by U.S. subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the six months ended June 30, 2023, the Company repatriated approximately $250 million through intercompany dividends. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity decreased from $1,317.8 million as of December 31, 2022 to $1,115.3 million as of June 30, 2023. Available liquidity was comprised of the following:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Cash and cash equivalents	$1,080.5	$1,307.3
Credit facility availability	—	3.5
Accounts receivable securitization program availability	34.8	7.0
Total liquidity	$1,115.3	$1,317.8
Capital Returns to Shareholders
The Company repurchased approximately 8.9 million shares of its common stock for $184.2 million and paid dividends of $10.8 million during the three months ended June 30, 2023. Subsequent to June 30, 2023, the Company repurchased an additional 3.1 million shares for $67.0 million.
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

Under the April 2023 amendment, the Company and surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represents a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and may vary prospectively as future bonding levels increase or decrease. The amendment also removes restrictions on the payment of dividends and share repurchases, and extends the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $533.6 million at June 30, 2023. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements, which commenced for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.
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
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At March 31, 2023, letters of credit of $168.2 million were outstanding under the agreement, which were collateralized by cash of $173.2 million.
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
During the six months ended June 30, 2023, the Company’s coal derivative contracts with margin requirements were settled and margin postings declined from $255.5 million at December 31, 2023 to zero at June 30, 2023.
Indebtedness
The Company’s total indebtedness as of June 30, 2023 and December 31, 2022 is presented in the table below.

Debt Instrument (defined below, as applicable)	June 30, 2023	December 31, 2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	23.5	23.6
Less: Debt issuance costs	(9.0)	(9.8)
	334.5	333.8
Less: Current portion of long-term debt	13.0	13.2
Long-term debt	$321.5	$320.6

During 2022, the Company utilized various methods allowable or required under its then-existing debt agreements to retire all of its senior secured long-term debt, leaving only the 3.250% Convertible Senior Notes due 2028 (the 2028 Convertible Notes), which are further described below, and various finance lease obligations outstanding at December 31, 2022.
The Company’s remaining indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at June 30, 2023, of approximately $10 million in 2023, $23 million in 2024, $16 million in 2025, $13 million in 2026, $12 million in 2027 and $325 million thereafter.
Cash payments for interest related to the Company’s indebtedness and financial assurance instruments amounted to $40.6 million and $77.8 million during the six months ended June 30, 2023 and 2022, respectively.
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
During the first and second quarters of 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second quarter of 2023, and will not be similarly convertible during the third quarter of 2023.
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
Accounts Receivable Securitization Program
As described in Note 11. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a secured overnight financing rate (SOFR). Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At June 30, 2023, the Company had no outstanding borrowings and $117.8 million of letters of credit outstanding under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the securitization program at June 30, 2023.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2023. The April 2023 termination of the Company’s credit agreement and related letter of credit facility eliminated the related compliance requirements as of March 31, 2023 and prospectively.

Cash Flows
The following table summarizes the Company’s cash flows for the six months ended June 30, 2023 and 2022, as reported in the accompanying unaudited condensed consolidated financial statements. Available Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$739.7	$9.4
Net cash (used in) provided by investing activities	(120.0)	94.5
Net cash (used in) provided by financing activities	(225.4)	75.1
Net change in cash, cash equivalents and restricted cash	394.3	179.0
Cash, cash equivalents and restricted cash at beginning of period	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period	$1,811.9	$1,133.3

Available Free Cash Flow	$636.6
Operating Activities. The increase in net cash provided by operating activities for the six months ended June 30, 2023 compared to the same period in the prior year was driven by the year-over-year increase in operating cash flow from working capital fluctuations ($450.7 million), including the return of margin associated with derivative financial instruments ($255.5 million), and from the Company’s mining operations ($279.6 million).
Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2023 compared to the same period in the prior year was driven by lower cash receipts from Middlemount ($142.2 million), higher capital expenditures and the payment of capital accruals ($54.9 million), and lower cash receipts from the disposal of assets ($11.4 million).
Financing Activities. The increase in net cash used by financing activities for the six months ended June 30, 2023 compared to the same period in the prior year was driven by the cash proceeds from common stock and debt issuances in the prior year ($222.0 million and $545.0 million, respectively) and common stock repurchases and dividends paid in the current year ($173.0 million and $10.8 million, respectively), partially offset by lower repayments of long-term debt ($650.0 million) in the current year.
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

The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2023			December 31, 2022
	Reclamation Support	Other Support (1)	Total	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,119.0	$113.1	$1,232.1	$1,250.1	$126.7	$1,376.8
Letters of credit	23.8	94.0	117.8	437.8	131.8	569.6
	1,142.8	207.1	1,349.9	1,687.9	258.5	1,946.4
Less: Letters of credit in support of surety bonds (2)	(23.8)	(5.9)	(29.7)	(431.7)	(37.2)	(468.9)
Obligations supported, net	$1,119.0	$201.2	$1,320.2	$1,256.2	$221.3	$1,477.5
(1)    Instruments support obligations related to pension and health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts and certain restoration ancillary to prior mining activities.
(2)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.
At June 30, 2023, the Company had total asset retirement obligations of $753.5 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Not presented in the above table is approximately $925.4 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at June 30, 2023, as described in Note 11. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, mandatory repurchases of credit facility capacity, and amounts held directly with beneficiaries which are not supported by surety bonds.
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
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s critical accounting policies remain unchanged at June 30, 2023, and there have been no material changes in the Company’s critical accounting estimates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of June 30, 2023, the Company had approximately 109 million tons of U.S. thermal coal priced and committed for 2023. This includes approximately 91 million tons of PRB coal and 18 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2023 thermal coal sales volumes from its Seaborne Thermal segment of 15 million to 16 million tons comprised of thermal export volume of 9.5 million to 10.5 million tons and domestic volume of 5.5 million tons. Peabody is estimating full year 2023 metallurgical coal sales from its Seaborne Metallurgical segment of 6.5 million to 7.5 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of June 30, 2023, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures, forwards and options. The Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 5. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2023, the Company held average rate options with an aggregate notional amount of $486.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the nine-month period ending March 31, 2024. As of June 30, 2023, the Company also held purchased collars with an aggregate notional amount of $514.0 million Australian dollars related to anticipated Australian dollar expenditures during the nine-month period ending March 31, 2024. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $199 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at June 30, 2023, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $160 million with respect to a $0.10 increase in the exchange rate and approximately $165 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
Diesel Fuel Price Risk
The Company expects to consume 90 to 100 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $23 million based on its expected usage.
As of June 30, 2023, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Item 1A. “Risk Factors” of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 4, 2023, and Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. In addition to the other information set forth in this Quarterly Report, including the information presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filings, which could materially affect the Company’s results of operations, financial condition and liquidity.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its common stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. Through June 30, 2023, the Company has sold approximately 24.8 million shares for net cash proceeds of $269.8 million. No sales were made under this at-the-market equity offering program during the six months ended June 30, 2023, leaving approximately 7.7 million shares available for sale.
On March 7, 2022, the Company entered into an at-the-market equity offering program pursuant to which the Company could offer and sell shares of its common stock having an aggregate gross sales price of up of $225 million. The shares were offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by a prospectus supplement dated March 7, 2022 relating to the offer and sale of the shares. During the six months ended June 30, 2022, the Company sold approximately 10.1 million shares for net proceeds of $222.0 million, thereby concluding this at-the-market equity offering program.
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
The declaration and payment of dividends and the amount of dividends will depend on the Company’s annual AFCF. Peabody anticipates a regular quarterly cash dividend of $0.075 per share, but all shareholder returns remain at the Board of Director's discretion.
During the three and six months ended June 30, 2023, the Company declared dividends per share of $0.075. On July 27, 2023, the Company declared a dividend per share of $0.075 to be paid on August 30, 2023 to shareholders of record as of August 10, 2023.
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
On August 1, 2017, the Company announced that its Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of its common stock and/or preferred stock (2017 Repurchase Program), which was eventually expanded to $1.5 billion during 2018. Prior to the suspension of the 2017 Repurchase Program, as discussed below, the Company repurchased 41.5 million shares of its common stock under the 2017 Repurchase Program for $1,340.3 million, which included commissions paid of $0.8 million. On April 17, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (2023 Repurchase Program) authorizing repurchases of up to $1.0 billion of its common stock. The 2017 Repurchase Program was superseded and replaced by the 2023 Repurchase Program.

Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing, and amount of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, and alternative opportunities that the Company may have for the use or investment of capital. Through June 30, 2023, the Company had repurchased 8.9 million shares of its common stock under the 2023 Repurchase Program for $184.2 million, which included $11.2 million of unsettled share repurchases and commissions paid of $0.2 million, leaving $816.0 million available for share repurchase. Subsequent to June 30, 2023, the Company has purchased an additional 3.1 million shares of its common stock for $67.0 million.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2023	1,020	$25.39	—	$1,000.0
May 1 through May 31, 2023	3,111,429	21.34	3,111,429	933.6
June 1 through June 30, 2023	5,812,999	20.31	5,785,498	816.0
Total	8,925,448	20.67	8,896,927
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Supplemental Employee Retirement Account Plan
On August 3, 2023, the Compensation Committee of the Board of Directors adopted the Peabody Investments Corp. 2023 Supplemental Employee Retirement Account plan (the SERA). The SERA is designed to allow a select group of highly compensated management employees, including Peabody’s executive officers, to make contributions in excess of certain limits imposed by the Internal Revenue Code that apply to Peabody’s tax-qualified 401(k) plan, and to receive matching contributions on such employee contributions. The effective date of the SERA is October 1, 2023.
Item 6. Exhibits.
See Exhibit Index on following pages.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
10.1†	Peabody Investments Corp. 2023 Supplemental Employee Retirement Account.

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

PEABODY ENERGY CORPORATION
Date:	August 3, 2023	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)