Form 10-Q
period 2023-09-30
PEABODY ENERGY CORP
filed 2023-11-03
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 131.1 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at October 27, 2023.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share data)
Revenue	$1,078.9	$1,342.5	$3,711.7	$3,355.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	803.7	838.4	2,512.3	2,363.0
Depreciation, depletion and amortization	82.3	80.7	239.2	227.4
Asset retirement obligation expenses	15.4	13.1	46.3	40.8
Selling and administrative expenses	21.5	19.6	66.0	64.5
Restructuring charges	0.9	1.0	3.0	2.8
Other operating (income) loss:
Net gain on disposals	(1.4)	(5.0)	(8.5)	(22.7)
Asset impairment	—	1.7	2.0	1.7
Provision for NARM and Shoal Creek loss	3.3	—	37.0	—
Income from equity affiliates	(5.6)	(27.5)	(9.7)	(120.9)
Operating profit	158.8	420.5	824.1	799.2
Interest expense	13.8	33.8	45.5	110.8
Net loss on early debt extinguishment	—	8.7	8.8	34.5
Interest income	(20.3)	(4.9)	(56.5)	(6.3)
Net periodic benefit credit, excluding service cost	(10.0)	(12.2)	(29.4)	(36.7)
Income from continuing operations before income taxes	175.3	395.1	855.7	696.9
Income tax provision	46.5	10.7	238.7	21.0
Income from continuing operations, net of income taxes	128.8	384.4	617.0	675.9
Income (loss) from discontinued operations, net of income taxes	2.5	(0.8)	(0.1)	(2.3)
Net income	131.3	383.6	616.9	673.6
Less: Net income attributable to noncontrolling interests	11.4	8.5	49.3	8.5
Net income attributable to common stockholders	$119.9	$375.1	$567.6	$665.1

Income from continuing operations:
Basic income per share	$0.88	$2.61	$4.06	$4.72
Diluted income per share	$0.80	$2.34	$3.68	$4.33
Net income attributable to common stockholders:
Basic income per share	$0.90	$2.60	$4.05	$4.70
Diluted income per share	$0.82	$2.33	$3.68	$4.31
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$131.3	$383.6	$616.9	$673.6
Postretirement plans (net of $0.0 tax provisions in each period)	(13.5)	(13.4)	(40.3)	(40.3)
Foreign currency translation adjustment	(1.0)	0.1	(1.6)	(1.4)
Other comprehensive loss, net of income taxes	(14.5)	(13.3)	(41.9)	(41.7)
Comprehensive income	116.8	370.3	575.0	631.9
Less: Net income attributable to noncontrolling interests	11.4	8.5	49.3	8.5
Comprehensive income attributable to common stockholders	$105.4	$361.8	$525.7	$623.4

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$988.5	$1,307.3
Accounts receivable, net of allowance for credit losses of $0.0 at September 30, 2023 and December 31, 2022	348.4	465.5
Inventories, net	352.0	296.1
Other current assets	244.1	303.6
Total current assets	1,933.0	2,372.5
Property, plant, equipment and mine development, net	2,805.5	2,865.0
Operating lease right-of-use assets	36.0	26.9
Restricted cash and collateral	866.1	187.4
Investments and other assets	79.1	84.3
Deferred income taxes	2.5	74.7
Total assets	$5,722.2	$5,610.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12.7	$13.2
Accounts payable and accrued expenses	826.8	905.5
Total current liabilities	839.5	918.7
Long-term debt, less current portion	320.9	320.6
Deferred income taxes	20.0	20.4
Asset retirement obligations	669.7	665.8
Accrued postretirement benefit costs	150.6	156.5
Operating lease liabilities, less current portion	21.6	11.0
Other noncurrent liabilities	187.4	223.0
Total liabilities	2,209.7	2,316.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 188.6 shares issued and 132.2 shares outstanding as of September 30, 2023 and 187.1 shares issued and 143.9 shares outstanding as of December 31, 2022	1.9	1.9
Additional paid-in capital	3,981.2	3,975.9
Treasury stock, at cost — 56.4 and 43.2 common shares as of September 30, 2023 and December 31, 2022	(1,655.7)	(1,372.9)
Retained earnings	930.6	383.9
Accumulated other comprehensive income	200.6	242.5
Peabody Energy Corporation stockholders’ equity	3,458.6	3,231.3
Noncontrolling interests	53.9	63.5
Total stockholders’ equity	3,512.5	3,294.8
Total liabilities and stockholders’ equity	$5,722.2	$5,610.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$616.9	$673.6
Loss from discontinued operations, net of income taxes	0.1	2.3
Income from continuing operations, net of income taxes	617.0	675.9
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	239.2	227.4
Noncash interest expense, net	4.0	13.6
Deferred income taxes	71.8	(2.8)
Noncash share-based compensation	5.1	6.6
Asset impairment	2.0	1.7
Noncash provision for NARM and Shoal Creek loss	33.7	—
Net gain on disposals	(8.5)	(22.7)
Noncash income from port and rail capacity assignment	(9.4)	—
Net loss on early debt extinguishment	8.8	34.5
Income from equity affiliates	(9.7)	(120.9)
Foreign currency option contracts	(0.1)	4.4
Changes in current assets and liabilities:
Accounts receivable	126.6	(75.9)
Inventories	(59.9)	(50.7)
Other current assets	30.1	(40.6)
Accounts payable and accrued expenses	(29.2)	(61.6)
Collateral arrangements	(145.9)	(36.8)
Asset retirement obligations	3.9	6.0
Workers’ compensation obligations	(1.3)	(2.5)
Postretirement benefit obligations	(46.3)	(48.5)
Pension obligations	0.9	(1.7)
Other, net	(0.1)	3.5
Net cash provided by continuing operations	832.7	508.9
Net cash used in discontinued operations	(79.6)	(4.8)
Net cash provided by operating activities	753.1	504.1

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(190.4)	(104.5)
Changes in accrued expenses related to capital expenditures	(5.1)	(8.3)
Proceeds from disposal of assets, net of receivables	13.9	30.6
Contributions to joint ventures	(573.4)	(475.1)
Distributions from joint ventures	579.4	465.2
Advances to related parties	(0.1)	(1.3)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	2.6	154.9
Other, net	(1.5)	(0.4)
Net cash (used in) provided by investing activities	(174.6)	61.1
Cash Flows From Financing Activities
Proceeds from long-term debt	—	545.0
Repayments of long-term debt	(6.9)	(846.3)
Payment of debt issuance and other deferred financing costs	(0.3)	(21.1)
Proceeds from common stock issuances, net of costs	—	222.0
Common stock repurchases	(264.0)	—
Repurchase of employee common stock relinquished for tax withholding	(13.7)	(2.6)
Dividends paid	(20.7)	—
Distributions to noncontrolling interests	(58.9)	(17.5)
Net cash used in financing activities	(364.5)	(120.5)
Net change in cash, cash equivalents and restricted cash	214.0	444.7
Cash, cash equivalents and restricted cash at beginning of period (1)	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period (2)	$1,631.6	$1,399.0

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$1,307.3
Restricted cash included in “Restricted cash and collateral”	110.3
Cash, cash equivalents and restricted cash at beginning of period	$1,417.6

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$988.5
Restricted cash included in “Restricted cash and collateral”	643.1
Cash, cash equivalents and restricted cash at end of period	$1,631.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.8
Common stock issuances, net of costs	—	—	—	0.1
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,979.4	3,972.9	3,975.9	3,745.6
Dividend equivalent units on dividends declared	0.1	—	0.2	—
Share-based compensation for equity-classified awards	1.7	1.2	5.1	6.6
Common stock issuances, net of costs	—	—	—	221.9
Balance, end of period	3,981.2	3,974.1	3,981.2	3,974.1
Treasury stock
Balance, beginning of period	(1,572.4)	(1,372.9)	(1,372.9)	(1,370.3)
Common stock repurchases	(91.0)	—	(264.0)	—
Net change in unsettled common stock repurchases	8.6	—	(2.6)	—
Excise tax accrued on common stock repurchases	(0.9)	—	(2.5)	—
Repurchase of employee common stock relinquished for tax withholding	—	—	(13.7)	(2.6)
Balance, end of period	(1,655.7)	(1,372.9)	(1,655.7)	(1,372.9)
Retained earnings (Accumulated deficit)
Balance, beginning of period	820.7	(623.2)	383.9	(913.2)
Net income attributable to common stockholders	119.9	375.1	567.6	665.1
Dividends declared ($0.075, $0.000, $0.150, and $0.000 per share, respectively)	(10.0)	—	(20.9)	—
Balance, end of period	930.6	(248.1)	930.6	(248.1)
Accumulated other comprehensive income
Balance, beginning of period	215.1	269.5	242.5	297.9
Postretirement plans (net of $0.0 tax provisions in each period)	(13.5)	(13.4)	(40.3)	(40.3)
Foreign currency translation adjustment	(1.0)	0.1	(1.6)	(1.4)
Balance, end of period	200.6	256.2	200.6	256.2
Noncontrolling interests
Balance, beginning of period	78.6	45.2	63.5	59.0
Net income attributable to noncontrolling interests	11.4	8.5	49.3	8.5
Distributions to noncontrolling interests	(36.1)	(3.7)	(58.9)	(17.5)
Balance, end of period	53.9	50.0	53.9	50.0
Total stockholders’ equity	$3,512.5	$2,661.2	$3,512.5	$2,661.2
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2022 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2023.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Accounting Standards Not Yet Implemented
Joint Ventures. In August 2023, Accounting Standards Update 2023-05 was issued, which requires joint ventures to recognize and measure the initial contributions of monetary and nonmonetary assets and its net assets at fair value. The Company is required to apply the amendments for joint ventures with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may apply the amendments retrospectively. The Company does not expect the guidance to have a material impact on its consolidated financial statements or disclosures.
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

	Three Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$31.3	$—	$313.3	$227.1	$—	$571.7
Export	265.9	—	—	—	—	265.9
Total thermal	297.2	—	313.3	227.1	—	837.6
Metallurgical coal
Export	—	246.0	—	—	—	246.0
Total metallurgical	—	246.0	—	—	—	246.0
Other (2)	0.2	1.0	(0.3)	1.1	(6.7)	(4.7)
Revenue	$297.4	$247.0	$313.0	$228.2	$(6.7)	$1,078.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$44.8	$—	$290.2	$259.8	$—	$594.8
Export	308.3	—	—	—	—	308.3
Total thermal	353.1	—	290.2	259.8	—	903.1
Metallurgical coal
Export	—	309.9	—	—	—	309.9
Total metallurgical	—	309.9	—	—	—	309.9
Other (2)	0.1	0.8	0.3	1.6	126.7	129.5
Revenue	$353.2	$310.7	$290.5	$261.4	$126.7	$1,342.5

	Nine Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$100.7	$—	$878.1	$673.2	$—	$1,652.0
Export	942.2	—	—	—	—	942.2
Total thermal	1,042.9	—	878.1	673.2	—	2,594.2
Metallurgical coal
Export	—	904.8	—	—	—	904.8
Total metallurgical	—	904.8	—	—	—	904.8
Other (2)	0.5	3.1	(0.1)	4.3	204.9	212.7
Revenue	$1,043.4	$907.9	$878.0	$677.5	$204.9	$3,711.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$125.0	$—	$771.6	$682.5	$—	$1,579.1
Export	833.7	—	—	1.0	—	834.7
Total thermal	958.7	—	771.6	683.5	—	2,413.8
Metallurgical coal
Export	—	1,161.2	—	—	—	1,161.2
Total metallurgical	—	1,161.2	—	—	—	1,161.2
Other (2)	0.6	4.6	(0.2)	5.9	(230.1)	(219.2)
Revenue	$959.3	$1,165.8	$771.4	$689.4	$(230.1)	$3,355.8
(1)    Corporate and Other includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Unrealized gains (losses) on derivative contracts related to forecasted sales	$—	$90.4	$159.0	$(235.1)
Realized losses on derivative contracts related to forecasted sales	—	(117.4)	(80.9)	(308.0)
Revenue from physical sale of coal (3)	(10.4)	150.7	97.4	294.0
Trading revenue	(0.1)	0.3	—	10.7
Other (2)	3.8	2.7	29.4	8.3
Total Corporate and Other	$(6.7)	$126.7	$204.9	$(230.1)
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
Accounts Receivable
“Accounts receivable, net” at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Trade receivables, net	$294.1	$416.3
Miscellaneous receivables, net	54.3	49.2
Accounts receivable, net	$348.4	$465.5
None of the above receivables included allowances for credit losses at September 30, 2023 or December 31, 2022. No charges for credit losses were recognized during the three and nine months ended September 30, 2023 or 2022.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)     Inventories
“Inventories, net” as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Materials and supplies, net	$155.7	$130.8
Raw coal	105.8	98.3
Saleable coal	90.5	67.0
Inventories, net	$352.0	$296.1
Materials and supplies inventories, net presented above have been shown net of reserves of $7.8 million and $9.5 million as of September 30, 2023 and December 31, 2022.
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
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Income from equity affiliates”:

			(Income) Loss from Equity Affiliates
	Book Value at		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
	(Dollars in millions)
Equity method investment related to Middlemount	$40.2	$27.1	$(8.2)	$(28.4)	$(14.9)	$(123.6)
Equity method investment related to R3	7.3	7.0	2.6	0.9	5.2	2.7
Total equity method investments	$47.5	$34.1	$(5.6)	$(27.5)	$(9.7)	$(120.9)
The Company received no cash payments from Middlemount during the nine months ended September 30, 2023. Payments of $151.5 million were received from Middlemount during the nine months ended September 30, 2022.
One of the Company’s Australian subsidiaries is party to an agreement to provide a revolving loan to Middlemount. The Company’s participation in the revolving loan will not, at any time, exceed its 50% equity interest of the revolving loan limit, which was $50 million Australian dollars at September 30, 2023. The revolving loan bears interest at 10% per annum and expires on December 31, 2023. There was no outstanding revolving loan at September 30, 2023 or December 31, 2022.
In March 2022, the Company entered into a joint venture with unrelated partners to form R3. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $5.5 million and $10.9 million to R3 during the nine months ended September 30, 2023 and 2022, respectively.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of September 30, 2023.
Foreign Currency Option Contracts
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of September 30, 2023, the Company held average rate options with an aggregate notional amount of $615.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2024. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.72 over the nine-month period ending June 30, 2024. As of September 30, 2023, the Company also held purchased collars with an aggregate notional amount of $339.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the six-month period ending March 31, 2024. The purchased collars have a floor and ceiling of approximately $0.60 and $0.75, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of September 30, 2023, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures, forwards and options. The Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
During the three months ended September 30, 2023, the Company recorded no unrealized mark-to-market gains or losses on coal derivative contracts. During the three months ended September 30, 2022, the Company recorded a net unrealized mark-to-market gain of $90.4 million on coal derivative contracts, which included approximately $49 million of unrealized mark-to-market gains on financial derivatives and approximately $41 million of unrealized mark-to-market gains on physical forward sales contracts.
During the nine months ended September 30, 2023, the Company recorded a net unrealized mark-to-market gain of $159.0 million on financial coal derivative contracts and no unrealized mark-to-market gains or losses on physical forward sales contracts. During the nine months ended September 30, 2022, the Company recorded a net unrealized mark-to-market loss of $235.1 million on coal derivative contracts, which included approximately $257 million of unrealized mark-to-market losses on financial derivatives and approximately $22 million of unrealized mark-to-market gains on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of September 30, 2023.

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

	September 30, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$0.1	$—	$3.0	$—
Derivative contracts related to forecasted sales	—	—	100.6	(310.3)
Financial trading contracts	—	—	11.7	—
Total derivatives	0.1	—	115.3	(310.3)
Effect of counterparty netting	—	—	(100.6)	100.6
Variation margin (received) posted	—	—	(11.7)	209.7
Net derivatives and variation margin as classified in the balance sheets	$0.1	$—	$3.0	$—
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of September 30, 2023, the Company had no margin cash posted. As of December 31, 2022, the Company had posted $255.5 million aggregate margin cash, consisting of $198.0 million variation margin cash and $57.5 million initial margin.
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

		Three Months Ended September 30, 2023
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.7)	$(2.2)	$(0.5)
Financial trading contracts	Revenue	(0.1)	(19.7)	19.6
Total		$(2.8)	$(21.9)	$19.1

		Three Months Ended September 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(3.0)	$(1.6)	$(1.4)
Derivative contracts related to forecasted sales	Revenue	(27.0)	(117.4)	90.4
Financial trading contracts	Revenue	0.3	0.5	(0.2)
Total		$(29.7)	$(118.5)	$88.8

		Nine Months Ended September 30, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(7.8)	$(7.9)	$0.1
Derivative contracts related to forecasted sales	Revenue	78.1	(80.9)	159.0
Financial trading contracts	Revenue	—	11.5	(11.5)
Total		$70.3	$(77.3)	$147.6

		Nine Months Ended September 30, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(8.2)	$(3.8)	$(4.4)
Derivative contracts related to forecasted sales	Revenue	(543.1)	(308.0)	(235.1)
Financial trading contracts	Revenue	10.7	0.6	10.1
Total		$(540.6)	$(311.2)	$(229.4)
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

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$0.1	$—	$0.1
Derivative contracts related to forecasted sales	—	—	—	—
Financial trading contracts	—	—	—	—
Equity securities	0.2	—	—	0.2
Total net assets	$0.2	$0.1	$—	$0.3

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$3.0	$—	$3.0
Derivative contracts related to forecasted sales	—	(209.7)	—	(209.7)
Financial trading contracts	—	11.7	—	11.7
Equity securities	—	—	2.5	2.5
Total net (liabilities) assets	$—	$(195.0)	$2.5	$(192.5)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2023 and December 31, 2022:
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

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Total debt at par value	$342.1	$343.6
Less: Unamortized debt issuance costs	(8.5)	(9.8)
Net carrying amount	$333.6	$333.8

Estimated fair value	$506.2	$560.0
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
During the nine months ended September 30, 2023, the entity in which the Company held a Level 3 investment in equity securities completed a merger transaction and its shares were exchanged for the shares of the newly-combined entity, which are publicly traded. The Company recorded an impairment loss of $2.0 million upon the exchange of shares.
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2023 and 2022. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2023 and December 31, 2022 is set forth in the table below:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Land and coal interests	$2,511.9	$2,514.7
Buildings and improvements	633.5	594.2
Machinery and equipment	1,671.0	1,543.1
Less: Accumulated depreciation, depletion and amortization	(2,010.9)	(1,787.0)
Property, plant, equipment and mine development, net	$2,805.5	$2,865.0
Asset Impairment and Other At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $388 million at September 30, 2023 in its Powder River Basin and Other U.S. Thermal segments whose recoverability is most sensitive to customer demand and customer concentration risk. The Company conducted a review of those assets as of September 30, 2023 and determined that no impairment charges were necessary as of that date.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the nine months ended September 30, 2023 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provisions of $46.5 million and $10.7 million for the three months ended September 30, 2023 and 2022, respectively, included tax benefits of $3.3 million and $1.6 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provisions of $238.7 million and $21.0 million for the nine months ended September 30, 2023 and 2022, respectively, included tax benefits of $2.6 million and $3.5 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s estimated full year pretax income and income tax expense are expected to be primarily generated in Australia.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9)     Long-term Debt
The Company’s total indebtedness as of September 30, 2023 and December 31, 2022 consisted of the following:

Debt Instrument (defined below, as applicable)	September 30, 2023	December 31, 2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	22.1	23.6
Less: Debt issuance costs	(8.5)	(9.8)
	333.6	333.8
Less: Current portion of long-term debt	12.7	13.2
Long-term debt	$320.9	$320.6
During 2022, the Company utilized various methods allowable or required under its then-existing debt agreements to retire all of its senior secured long-term debt, leaving only its unsecured 3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes), which are further described below, and various finance lease obligations outstanding at December 31, 2022.
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
The 2028 Convertible Notes’ indenture requires conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Under the applicable conversion rate formula, the $0.150 per share dividends declared and paid during the nine months ended September 30, 2023 yielded a revised conversion rate of 50.7205 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 50.3816. The conversion rate may be impacted prospectively, based upon cumulative dividends paid.
During the first three quarters of 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second or third quarters of 2023, and will not be similarly convertible during the fourth quarter of 2023.
As of September 30, 2023, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $99.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Indebtedness	$4.9	$20.8	$16.6	$70.7
Financial assurance instruments	8.9	13.0	28.9	40.1
Interest expense	$13.8	$33.8	$45.5	$110.8

Cash paid for interest	$14.8	$26.4	$56.7	$104.2
Non-cash interest expense	$0.7	$4.6	$4.0	$13.6
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2023. The April 2023 termination of the Company’s credit agreement and related letter of credit facility, as described in Note 12. “Financial Instruments and Other Guarantees,” eliminated the related compliance requirements as of March 31, 2023 and prospectively.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension cost (credit) included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.1	$0.1
Interest cost on projected benefit obligation	3.6	5.3	18.4	16.0
Expected return on plan assets	(3.1)	(6.0)	(16.3)	(17.9)
Net periodic pension cost (credit)	$0.6	$(0.6)	$2.2	$(1.8)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of September 30, 2023, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any contributions to its qualified pension plans in 2023 based on minimum funding requirements and does not expect to make any discretionary contributions in 2023 at this time.
In March 2022, Peabody Investments Corp. (PIC), a wholly-owned subsidiary of PEC, entered into a commitment agreement relating to the Peabody Investments Corp. Retirement Plan (the Peabody Plan) with The Prudential Insurance Company of America (Prudential) and Fiduciary Counselors Inc., as independent fiduciary to the Peabody Plan. Under the commitment agreement, the Peabody Plan purchased a buy-in group annuity contract (GAC) from Prudential for approximately $500 million, which was funded directly by the Peabody Plan’s assets. The benefit obligation was not transferred to Prudential and the Peabody Plan continued to administer and pay the retirement benefits of Peabody Plan participants, but was reimbursed by Prudential for the payment of all benefits covered by the GAC. There was no impact on the monthly retirement benefits paid to Peabody Plan participants and no material impact on contributions for the Peabody Plan in 2022 or 2023 as a result of this transaction.

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
On July 31, 2023, as part of the completion of the standard Employee Retirement Income Security Act plan termination process for the Peabody Plan, the GAC with Prudential was converted from a buy-in group annuity contract to a buy-out group annuity contract, irrevocably transferring the remaining benefit obligation and administration to Prudential. The Peabody Plan no longer administers or pays the retirement benefits of Peabody Plan participants. No cash contributions are expected to be required to complete the termination process for the Peabody Plan.
During the nine months ended September 30, 2023, the Company settled $442.0 million of its pension obligations for active and deferred participants in the Peabody Plan with an equal amount paid from plan assets. Any settlement gain or loss related to the termination process will be recorded during the fourth quarter, but the Company does not expect a material impact to its results.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.2	$0.4	$0.6
Interest cost on accumulated postretirement benefit obligation	2.6	1.7	7.6	5.2
Expected return on plan assets	(0.1)	(0.2)	(0.4)	(0.6)
Amortization of prior service credit	(13.5)	(13.4)	(40.3)	(40.3)
Net periodic postretirement benefit credit	$(10.9)	$(11.7)	$(32.7)	$(35.1)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for the three and nine months ended September 30, 2023 and 2022 because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$128.8	$384.4	$617.0	$675.9
Less: Net income attributable to noncontrolling interests	11.4	8.5	49.3	8.5
Income from continuing operations attributable to common stockholders	117.4	375.9	567.7	667.4
Income (loss) from discontinued operations, net of income taxes	2.5	(0.8)	(0.1)	(2.3)
Net income attributable to common stockholders	$119.9	$375.1	$567.6	$665.1

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$128.8	$384.4	$617.0	$675.9
Add: Tax adjusted interest expense related to 2028 Convertible Notes	3.0	2.6	9.1	6.1
Less: Net income attributable to noncontrolling interests	11.4	8.5	49.3	8.5
Income from continuing operations attributable to common stockholders	120.4	378.5	576.8	673.5
Income (loss) from discontinued operations, net of income taxes	2.5	(0.8)	(0.1)	(2.3)
Net income attributable to common stockholders	$122.9	$377.7	$576.7	$671.2

EPS denominator:
Weighted average shares outstanding — basic	133.2	144.1	140.0	141.4
Dilutive impact of share-based compensation awards	0.6	1.7	0.6	1.6
Dilutive impact of 2028 Convertible Notes	16.1	16.1	16.1	12.6
Weighted average shares outstanding — diluted	149.9	161.9	156.7	155.6

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.88	$2.61	$4.06	$4.72
Income (loss) from discontinued operations	0.02	(0.01)	(0.01)	(0.02)
Net income attributable to common stockholders	$0.90	$2.60	$4.05	$4.70

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.80	$2.34	$3.68	$4.33
Income (loss) from discontinued operations	0.02	(0.01)	—	(0.02)
Net income attributable to common stockholders	$0.82	$2.33	$3.68	$4.31

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) Financial Instruments and Other Guarantees
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2023			December 31, 2022
	Reclamation Support	Other Support (1)	Total	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,070.0	$127.9	$1,197.9	$1,250.1	$126.7	$1,376.8
Letters of credit (2)	6.0	101.4	107.4	437.8	131.8	569.6
	1,076.0	229.3	1,305.3	1,687.9	258.5	1,946.4
Less: Letters of credit in support of surety bonds (3)	(6.0)	(11.5)	(17.5)	(431.7)	(37.2)	(468.9)
Obligations supported, net	$1,070.0	$217.8	$1,287.8	$1,256.2	$221.3	$1,477.5
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
Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represented a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and will vary prospectively as bonding levels increase or decrease. The amendment also removed restrictions on the payment of dividends and share repurchases, and extended the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $586.1 million at September 30, 2023. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements, which commenced for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023. The Company recorded early debt extinguishment losses of $8.8 million during the nine months ended September 30, 2023 as a result of the February 2023 amendment and subsequent termination.
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
At September 30, 2023, the Company had no outstanding borrowings and $107.4 million of letters of credit outstanding under the Securitization Program, primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $79.8 million at September 30, 2023. The Company was not required to post cash collateral under the Securitization Program at September 30, 2023.
The Company incurred interest and fees associated with the Securitization Program of $0.9 million and $1.2 million during the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $3.4 million during the nine months ended September 30, 2023 and 2022, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At September 30, 2023, letters of credit of $167.0 million were outstanding under the agreement, which were collateralized by cash of $172.0 million.

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

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$471.1	$—
Collateralized letters of credit funding (2)	172.0	110.3
	643.1	110.3
Other collateral (1)
Deposits with regulatory authorities for reclamation and other obligations	223.0	33.6
LC Facility (3)	—	28.5
Deposit held on behalf of surety	—	15.0
	223.0	77.1
Restricted cash and collateral	$866.1	$187.4
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
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2023, purchase commitments for capital expenditures were $91.1 million, all of which is obligated within the next two years, with $84.7 million obligated within the next 12 months.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Over the past few years, there has been significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site. While stormwater collected at the mine site is managed through two sedimentation dams, at times the heavy rainfall presented challenges with managing the significant volumes of stormwater, as the surface water management infrastructure has not had sufficient capacity. As a result, on multiple occasions throughout 2021 and 2022 stormwater was discharged from the mine site. Metropolitan Collieries Pty Ltd (MCPL), a wholly-owned subsidiary of PEC, removed accumulated material from the sedimentation dams to restore full site stormwater capacity by December 31, 2022 and identified and is implementing additional controls for the management of sediment moving forward. Despite the measures undertaken by MCPL to manage and improve the situation, the Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 on September 6, 2023.
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company (the Patriot Federal Black Lung Claims). The Company’s accounting for the black lung liabilities related to Patriot was based on an interpretation of applicable statutes. Management believed that inconsistencies existed among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company sought clarification from the DOL regarding these inconsistencies and challenged the DOL’s position in individual black lung claims. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $82.3 million at December 31, 2022. The liability, which was classified as discontinued operations, was included in the Company’s condensed consolidated balance sheet within “Accounts payable and accrued expenses” and “Other noncurrent liabilities.”

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On August 8, 2023, the Company entered into a settlement agreement to resolve the liability dispute with the DOL. In accordance with the settlement agreement, the Company paid $72.0 million to settle the Patriot Federal Black Lung Claims, with the exception of approximately $4.2 million of certain claims for attorney’s fees and additional compensation due to claimants not paid during appeal. As a result of the settlement, the Company recognized a $3.9 million gain within “Income (loss) from discontinued operations, net of income taxes” during the three and nine months ended September 30, 2023.
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
Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenue:
Seaborne Thermal	$297.4	$353.2	$1,043.4	$959.3
Seaborne Metallurgical	247.0	310.7	907.9	1,165.8
Powder River Basin	313.0	290.5	878.0	771.4
Other U.S. Thermal	228.2	261.4	677.5	689.4
Corporate and Other	(6.7)	126.7	204.9	(230.1)
Total	$1,078.9	$1,342.5	$3,711.7	$3,355.8

Adjusted EBITDA:
Seaborne Thermal	$115.5	$171.2	$477.0	$438.5
Seaborne Metallurgical	78.6	113.2	271.9	593.9
Powder River Basin	54.1	37.9	116.1	43.5
Other U.S. Thermal	49.1	72.7	165.2	184.6
Corporate and Other	(27.3)	43.9	(11.4)	83.7
Total	$270.0	$438.9	$1,018.8	$1,344.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income from continuing operations, net of income taxes	$128.8	$384.4	$617.0	$675.9
Depreciation, depletion and amortization	82.3	80.7	239.2	227.4
Asset retirement obligation expenses	15.4	13.1	46.3	40.8
Restructuring charges	0.9	1.0	3.0	2.8
Asset impairment	—	1.7	2.0	1.7
Provision for NARM and Shoal Creek loss	3.3	—	37.0	—
Changes in amortization of basis difference related to equity affiliates	(0.5)	(0.5)	(1.2)	(1.7)
Interest expense	13.8	33.8	45.5	110.8
Net loss on early debt extinguishment	—	8.7	8.8	34.5
Interest income	(20.3)	(4.9)	(56.5)	(6.3)
Unrealized (gains) losses on derivative contracts related to forecasted sales	—	(90.4)	(159.0)	235.1
Unrealized losses (gains) on foreign currency option contracts	0.5	1.4	(0.1)	4.4
Take-or-pay contract-based intangible recognition	(0.7)	(0.8)	(1.9)	(2.2)
Income tax provision	46.5	10.7	238.7	21.0
Adjusted EBITDA	$270.0	$438.9	$1,018.8	$1,344.2
(15) Other Events
Coal Deposit Acquisition
The Company entered into a definitive agreement dated October 26, 2023, with Stanmore SMC Pty Ltd (Stanmore) to acquire the southern part of Stanmore’s Wards Well tenements (Wards Well area) which are adjacent to the Company’s North Goonyella Mine in Queensland, Australia. The acquisition terms include cash consideration of $136 million and a contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of the Wards Well area and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining in the Wards Well area. Completion of the transaction is subject to the satisfaction of certain conditions, including regulatory approvals.
Share Repurchases
During the three and nine months ended September 30, 2023, the Company repurchased approximately 3.7 million shares and 12.6 million shares, respectively, of its common stock for $82.4 million and $266.6 million, respectively, including commission fees. Of this amount, $2.6 million related to repurchases which settled subsequent to September 30, 2023. As of September 30, 2023, the Company had accrued excise taxes of $2.5 million related to the repurchases, which were unpaid at September 30, 2023. The Company includes commission fees and excise taxes, as incurred, with the cost of treasury stock. At September 30, 2023, $733.6 million remained available under its share repurchase program. From October 1, 2023 through October 27, 2023, the Company repurchased an additional 1.1 million shares for $27.3 million.
North Antelope Rochelle Mine Tornado
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the three and nine months ended September 30, 2023, the Company recorded a provision for loss of $3.3 million and $8.3 million, respectively, related to the tornado damage. The combined provision includes $4.0 million for materials and supplies inventories, $1.0 million for buildings and equipment and $3.3 million for incremental repair costs. The Company anticipates that incremental repair costs will continue to be recorded in future periods.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the nine months ended September 30, 2023, the Company recorded a provision for loss of $28.7 million related to the fire. The provision includes $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine. In October, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible.
Port and Rail Capacity Assignment
During the nine months ended September 30, 2023, the Company entered into an agreement to assign the right to its excess port and rail capacity related to its North Goonyella Mine to an unrelated party in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half is payable in June 2024, subject to certain conditions. In connection with the transaction, the Company recorded revenue of $19.2 million during the nine months ended September 30, 2023 and had a discounted receivable of $9.4 million included in “Accounts receivable, net” as of September 30, 2023.

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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2022, the Company produced and sold 122.9 million and 123.7 million tons of coal, respectively, from continuing operations. At September 30, 2023, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers; trades coal and freight-related contracts; and during 2022, partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
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
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended September 30, 2023 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2023 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2023 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	September 30, 2023	October 27, 2023
Premium HCC (1)	$333.00	$221.50	$263.59	$333.00	$350.00
Premium PCI coal (1)	200.00	154.50	168.31	200.00	197.00
Newcastle index thermal coal (1)	163.21	127.33	148.70	157.91	126.25
API 5 index thermal coal (1)	99.75	84.25	88.25	99.75	99.82
PRB 8,800 Btu/Lb coal (2)	14.30	14.10	14.26	14.10	13.75
Illinois Basin 11,500 Btu/Lb coal (2)	51.50	46.00	49.16	46.00	45.25
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the ongoing Russian-Ukrainian conflict. Furthermore, inflationary pressures and supply chain constraints have contributed to rising costs and may continue to impact future periods. As future developments related to the Russian-Ukrainian conflict and rising inflation are unknown, the global coal industry data for the nine months ended September 30, 2023 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, the volatility which characterized the first half of 2023 has continued during the three months ended September 30, 2023 as global macroeconomic turbulence combined with demand and supply fluctuations. The steel sector showed positive signs in early 2023, however ongoing economic uncertainty, inflating feed-stock prices and multi-year high steel exports from China have reportedly dampened steel margins and slowed steel production. India is an exception where steel output has grown year-over-year reflecting strong economic growth. Overall, metallurgical coal prices improved in the latter part of the three months ended September 30, 2023, supported by exports from some key metallurgical coal producing regions tracking historical lows. However, the impact of the diverging steel market outlook has further bifurcated metallurgical coal market outcomes. Supply and demand fundamentals for prime hard coking coals are supporting stronger price outcomes for this grade. In other metallurgical coal market segments, such as pulverized coal injection coal, reduced steel making productivity targets and a greater breadth of supply options have contributed to more conservative price increases. The seaborne metallurgical coal market is expected to remain volatile for the balance of the year, influenced by the rate of recovery of export from Australia and economic performance in China, India and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices remained volatile during the three months ended September 30, 2023. China has ended its unofficial ban of Australian coal imports, providing additional demand for Australian thermal coal through the nine months ended September 30, 2023. In China, domestic coal production and renewable generation have been strong through the nine months ended September 30, 2023; however, import demand has been higher year-over-year, as overall coal demand has been strong. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Overall, global thermal coal markets remain turbulent amid ample supply and seasonal demand requirements in the Northern Hemisphere, as well as volatile global natural gas markets.
In the United States, overall electricity demand decreased approximately 2% year-over-year, negatively impacted by weather in the first half of the year. Through the nine months ended September 30 2023, electricity generation from thermal coal has declined year-over-year due to low natural gas prices and stronger renewable generation despite lower overall electricity demand. Coal’s share of electricity generation has declined to approximately 16% for the nine months ended September 30, 2023, while wind and solar’s combined generation share has increased to 16% and the share of natural gas generation has increased to 43%. While coal inventories have slightly recovered over the summer, they remain approximately 35% higher than the levels at the end of 2022. During the nine months ended September 30, 2023, utility consumption of PRB coal declined approximately 20% compared to the prior year period.
Department of Labor Settlement
On August 8, 2023, the Company entered into a settlement agreement with the U.S. Department of Labor to resolve a liability dispute regarding the federal black lung claims of the Company’s previously divested legacy operations of Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In accordance with the settlement agreement, the Company paid $72.0 million to settle the Patriot federal black lung claims, with the exception of approximately $4.2 million of certain claims for attorney’s fees and additional compensation due to claimants not paid during appeal. As a result of the settlement, the Company recognized a $3.9 million gain within “Income (loss) from discontinued operations, net of income taxes” during the three and nine months ended September 30, 2023.
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
During the nine months ended September 30, 2023, the Company recorded a provision for loss of $28.7 million related to the fire. The provision includes $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine. In October, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible.
On June 23, 2023, the Company’s North Antelope Rochelle Mine (NARM) sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the three and nine months ended September 30, 2023, the Company recorded a provision for loss of $3.3 million and $8.3 million, respectively, related to the tornado damage. The combined provision includes $4.0 million for materials and supplies inventories, $1.0 million for buildings and equipment and $3.3 million for incremental repair costs. The Company anticipates that incremental repair costs will continue to be recorded in future periods.
The Company entered into a definitive agreement dated October 26, 2023, with Stanmore SMC Pty Ltd (Stanmore) to acquire the southern part of Stanmore’s Wards Well tenements (Wards Well area) which are adjacent to the Company’s North Goonyella Mine in Queensland, Australia. The acquisition terms include cash consideration of $136 million and a contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of the Wards Well area and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining in the Wards Well area. Completion of the transaction is subject to the satisfaction of certain conditions, including regulatory approvals.
Results of Operations
Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022
Summary
The decrease in income from continuing operations, net of income taxes for the three months ended September 30, 2023 compared to the same period in the prior year ($255.6 million), was driven by lower revenue ($263.6 million) primarily due to decreases in net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales and seaborne coal pricing; a higher tax provision ($35.8 million); and decreased results from equity affiliates ($21.9 million). These unfavorable variances were partially offset by lower net interest expense ($44.1 million) and operating costs and expenses ($34.7 million).
The decrease in income from continuing operations, net of income taxes for the nine months ended September 30, 2023 compared to the same period in the prior year ($58.9 million), was primarily driven by a higher income tax provision ($217.7 million); higher operating costs and expenses ($149.3 million), which reflect increased sales price sensitive costs and inflationary pressures for materials, services, repairs and labor; decreased results from equity affiliates ($111.2 million); and a provision of $37.0 million related to the losses at NARM and Shoal Creek. These unfavorable variances were offset by higher revenue ($355.9 million) due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales and lower net interest expense ($141.2 million).
Adjusted EBITDA for the three and nine months ended September 30, 2023 reflected year-over-year decreases of $168.9 million and $325.4 million, respectively.

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended September 30,		Increase (Decrease) to Volumes		Nine Months Ended September 30,		Increase (Decrease) to Volumes
	2023	2022	Tons	%	2023	2022	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	4.2	3.7	0.5	14%	11.8	11.5	0.3	3%
Seaborne Metallurgical	1.5	1.8	(0.3)	(17)%	4.8	4.6	0.2	4%
Powder River Basin	22.7	22.3	0.4	2%	63.6	61.4	2.2	4%
Other U.S. Thermal	4.2	4.8	(0.6)	(13)%	12.5	13.4	(0.9)	(7)%
Total tons sold from operating segments	32.6	32.6	—	—%	92.7	90.9	1.8	2%
Corporate and Other	—	0.1	(0.1)	(100)%	0.3	0.3	—	—%
Total tons sold	32.6	32.7	(0.1)	—%	93.0	91.2	1.8	2%
Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended September 30,		(Decrease) Increase		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Revenue per Ton (1)
Seaborne Thermal	$71.38	$95.54	$(24.16)	(25)%	$89.06	$83.30	$5.76	7%
Seaborne Metallurgical	162.02	179.77	(17.75)	(10)%	189.50	254.52	(65.02)	(26)%
Powder River Basin	13.79	12.99	0.80	6%	13.80	12.55	1.25	10%
Other U.S. Thermal	53.89	54.58	(0.69)	(1)%	54.12	51.62	2.50	5%
Costs per Ton (1)(2)
Seaborne Thermal	$43.68	$49.22	$(5.54)	(11)%	$48.35	$45.22	$3.13	7%
Seaborne Metallurgical	110.38	114.32	(3.94)	(3)%	132.74	124.86	7.88	6%
Powder River Basin	11.41	11.29	0.12	1%	11.98	11.84	0.14	1%
Other U.S. Thermal	42.28	39.40	2.88	7%	40.92	37.80	3.12	8%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$27.70	$46.32	$(18.62)	(40)%	$40.71	$38.08	$2.63	7%
Seaborne Metallurgical	51.64	65.45	(13.81)	(21)%	56.76	129.66	(72.90)	(56)%
Powder River Basin	2.38	1.70	0.68	40%	1.82	0.71	1.11	156%
Other U.S. Thermal	11.61	15.18	(3.57)	(24)%	13.20	13.82	(0.62)	(4)%
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

Revenue
The following table presents revenue by reporting segment:

	Three Months Ended September 30,		(Decrease) Increase to Revenue		Nine Months Ended September 30,		Increase (Decrease) to Revenue
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$297.4	$353.2	$(55.8)	(16)%	$1,043.4	$959.3	$84.1	9%
Seaborne Metallurgical	247.0	310.7	(63.7)	(21)%	907.9	1,165.8	(257.9)	(22)%
Powder River Basin	313.0	290.5	22.5	8%	878.0	771.4	106.6	14%
Other U.S. Thermal	228.2	261.4	(33.2)	(13)%	677.5	689.4	(11.9)	(2)%
Corporate and Other	(6.7)	126.7	(133.4)	(105)%	204.9	(230.1)	435.0	189%
Revenue	$1,078.9	$1,342.5	$(263.6)	(20)%	$3,711.7	$3,355.8	$355.9	11%
Seaborne Thermal. Segment revenue decreased during the three months ended September 30, 2023 compared to the same period in the prior year due to unfavorable realized prices ($241.9 million), offset by favorable mix variances ($186.1 million). Segment revenue increased during the nine months ended September 30, 2023 compared to the same period in the prior year due to favorable mix variances ($234.5 million), offset by unfavorable realized prices ($150.4 million).
Seaborne Metallurgical. Segment revenue decreased during the three months ended September 30, 2023 compared to the same period in the prior year due to unfavorable realized prices ($32.9 million) and unfavorable volumes ($30.8 million). Segment revenue decreased during the nine months ended September 30, 2023 compared to the same period in the prior year due to unfavorable realized prices ($249.2 million) and unfavorable volumes from the Shoal Creek Mine resulting from the fire in the first quarter of 2023 ($106.0 million), partially offset by favorable volumes from the Australian operations ($97.3 million).
Powder River Basin. Segment revenue increased during the three and nine months ended September 30, 2023 compared to the same periods in the prior year due to favorable realized prices ($12.8 million and $79.6 million, respectively) and favorable volumes ($9.7 million and $27.0 million, respectively) resulting from improved rail performance.
Other U.S. Thermal. Segment revenue decreased during the three and nine months ended September 30, 2023 compared to the same periods in the prior year due to unfavorable volumes ($34.4 million and $55.6 million, respectively) resulting from decreased demand, offset by favorable realized prices ($1.2 million and $43.7 million, respectively).
Corporate and Other. Segment revenue decreased during the three months ended September 30, 2023 compared to the same period in the prior year due to decreased net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales ($90.4 million) as all derivative contracts have settled in the current year and lower results from trading activities ($44.1 million). Segment revenue increased during the nine months ended September 30, 2023 compared to the same period in the prior year due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales in the current year compared to net unrealized mark-to-market losses in the prior year ($394.1 million); higher results from trading activities ($19.8 million); and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended September 30,		(Decrease) Increase to Segment Adjusted EBITDA		Nine Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$115.5	$171.2	$(55.7)	(33)%	$477.0	$438.5	$38.5	9%
Seaborne Metallurgical	78.6	113.2	(34.6)	(31)%	271.9	593.9	(322.0)	(54)%
Powder River Basin	54.1	37.9	16.2	43%	116.1	43.5	72.6	167%
Other U.S. Thermal	49.1	72.7	(23.6)	(32)%	165.2	184.6	(19.4)	(11)%
Corporate and Other	(27.3)	43.9	(71.2)	(162)%	(11.4)	83.7	(95.1)	(114)%
Adjusted EBITDA (1)	$270.0	$438.9	$(168.9)	(38)%	$1,018.8	$1,344.2	$(325.4)	(24)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the three months ended September 30, 2023 compared to the same period in the prior year as a result of lower realized prices net of sales sensitive costs ($221.8 million), offset by favorable mix variances ($165.3 million). Segment Adjusted EBITDA increased during the nine months ended September 30, 2023 compared to the same period in the prior year as a result of favorable mix variances ($200.4 million), offset by lower realized prices net of sales sensitive costs ($137.2 million) and unfavorable operational costs ($25.5 million) resulting from higher costs for repairs, maintenance and labor.
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2023 compared to the same periods in the prior year due to lower realized prices net of sales sensitive costs ($21.5 million and $239.0 million, respectively); unfavorable volume and mix variances ($19.1 million and $43.3 million, respectively); and unfavorable operational costs (nine months, $40.1 million) resulting from the fire at the Shoal Creek Mine in the first quarter of 2023 and increased repair and maintenance spend at the Australian metallurgical operations.
Powder River Basin. Segment Adjusted EBITDA increased during the three and nine months ended September 30, 2023 compared to the same periods in the prior year due to favorable commodity pricing and usage ($11.3 million and $23.9 million, respectively); decreased overburden removal costs ($3.6 million and $13.3 million, respectively); higher realized prices net of sales sensitive costs ($2.3 million and $36.4 million, respectively); and favorable volumes ($1.9 million and $11.0 million, respectively). The increases were partially offset by higher costs for materials, services, repairs and labor ($3.0 million and $13.2 million, respectively) due in part to timing, increased repairs for an aging equipment fleet and inflationary pressures on materials and services.
Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2023 compared to the same periods in the prior year due to unfavorable volumes ($29.0 million and $31.4 million, respectively) and higher costs for materials, services, repairs and labor (nine months, $34.1 million) due in part to timing, increased repairs for an aging equipment fleet and inflationary pressures on materials and services. These decreases were offset by favorable commodity pricing ($4.4 million and $15.1 million, respectively) and higher realized prices net of sales sensitive costs (nine months, $33.4 million).

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended September 30,		Decrease to Adjusted EBITDA		Nine Months Ended September 30,		(Decrease) Increase to Adjusted EBITDA
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$7.7	$27.9	$(20.2)	(72)%	$13.7	$121.9	$(108.2)	(89)%
Resource management activities (2)	3.1	5.2	(2.1)	(40)%	11.4	22.5	(11.1)	(49)%
Selling and administrative expenses	(21.5)	(19.6)	(1.9)	(10)%	(66.0)	(64.5)	(1.5)	(2)%
Other items, net (3)	(16.6)	30.4	(47.0)	(155)%	29.5	3.8	25.7	676%
Corporate and Other Adjusted EBITDA	$(27.3)	$43.9	$(71.2)	(162)%	$(11.4)	$83.7	$(95.1)	(114)%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $5.2 million and $12.9 million during the three months ended September 30, 2023 and 2022, respectively, and $11.1 million and $56.4 million during the nine months ended September 30, 2023 and 2022, respectively.
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
Corporate and Other Adjusted EBITDA decreased during the three months ended September 30, 2023 compared to the same period in the prior year due to unfavorable trading results ($40.1 million) and unfavorable variances in Middlemount’s results driven by a 38% decrease in sales pricing and lower sales volumes.
Corporate and Other Adjusted EBITDA decreased during the nine months ended September 30, 2023 compared to the same period in the prior year due to unfavorable variances in Middlemount’s results driven by a 33% decrease in sales pricing and lower sales volumes, offset by favorable trading results ($28.4 million) and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$270.0	$438.9	$(168.9)	(38)%	$1,018.8	$1,344.2	$(325.4)	(24)%
Depreciation, depletion and amortization	(82.3)	(80.7)	(1.6)	(2)%	(239.2)	(227.4)	(11.8)	(5)%
Asset retirement obligation expenses	(15.4)	(13.1)	(2.3)	(18)%	(46.3)	(40.8)	(5.5)	(13)%
Restructuring charges	(0.9)	(1.0)	0.1	10%	(3.0)	(2.8)	(0.2)	(7)%
Asset impairment	—	(1.7)	1.7	100%	(2.0)	(1.7)	(0.3)	(18)%
Provision for NARM and Shoal Creek loss	(3.3)	—	(3.3)	n.m.	(37.0)	—	(37.0)	n.m.
Changes in amortization of basis difference related to equity affiliates	0.5	0.5	—	—%	1.2	1.7	(0.5)	(29)%
Interest expense	(13.8)	(33.8)	20.0	59%	(45.5)	(110.8)	65.3	59%
Net loss on early debt extinguishment	—	(8.7)	8.7	100%	(8.8)	(34.5)	25.7	74%
Interest income	20.3	4.9	15.4	314%	56.5	6.3	50.2	797%
Unrealized gains (losses) on derivative contracts related to forecasted sales	—	90.4	(90.4)	(100)%	159.0	(235.1)	394.1	168%
Unrealized (losses) gains on foreign currency option contracts	(0.5)	(1.4)	0.9	64%	0.1	(4.4)	4.5	102%
Take-or-pay contract-based intangible recognition	0.7	0.8	(0.1)	(13)%	1.9	2.2	(0.3)	(14)%
Income tax provision	(46.5)	(10.7)	(35.8)	(335)%	(238.7)	(21.0)	(217.7)	(1,037)%
Income from continuing operations, net of income taxes	$128.8	$384.4	$(255.6)	(66)%	$617.0	$675.9	$(58.9)	(9)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended September 30,		Increase (Decrease) to Income		Nine Months Ended September 30,		Increase (Decrease) to Income
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(26.1)	$(28.8)	$2.7	9%	$(77.5)	$(79.0)	$1.5	2%
Seaborne Metallurgical	(23.1)	(22.6)	(0.5)	(2)%	(67.1)	(64.5)	(2.6)	(4)%
Powder River Basin	(13.3)	(11.6)	(1.7)	(15)%	(35.6)	(31.4)	(4.2)	(13)%
Other U.S. Thermal	(17.9)	(15.7)	(2.2)	(14)%	(52.7)	(45.1)	(7.6)	(17)%
Corporate and Other	(1.9)	(2.0)	0.1	5%	(6.3)	(7.4)	1.1	15%
Total	$(82.3)	$(80.7)	$(1.6)	(2)%	$(239.2)	$(227.4)	$(11.8)	(5)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Seaborne Thermal	$2.14	$2.79	$2.13	$2.57
Seaborne Metallurgical	2.29	2.04	2.06	2.55
Powder River Basin	0.31	0.32	0.31	0.32
Other U.S. Thermal	1.23	1.26	1.25	1.23
The decrease in the weighted-average depletion rate per ton for the Seaborne Thermal segment during the three and nine months ended September 30, 2023 compared to the same periods in the prior year reflects the impact of volume and mix variances across the segment. The changes in the weighted-average depletion rate per ton for the Seaborne Metallurgical segment during the three and nine months ended September 30, 2023 compared to the same periods in the prior year reflect the impact of volume and mix variances across the segment.
Provision for NARM and Shoal Creek Loss. Provisions of $3.3 million and $37.0 million, respectively, were recorded during the three and nine months ended September 30, 2023 for losses and ongoing incremental repair costs related to the events at NARM and the Shoal Creek Mine, as discussed in Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements.
Interest Expense. The decrease in interest expense during the three and nine months ended September 30, 2023 primarily reflects the impacts of debt retirements completed by the Company during 2022 as further described in Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 10. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2022.
Net Loss on Early Debt Extinguishment. The losses recognized during the nine months ended September 30, 2023 were primarily related to the Company’s terminated letter of credit facility as further discussed in Note 12. “Financial Instruments and Other Guarantees” to the accompanying unaudited condensed consolidated financial statements. The losses recognized during the prior year periods were primarily related to the redemption of existing notes during the periods as further described in Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements and Note 10. “Long-term Debt” to the Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Income. The increase in interest income during the three and nine months ended September 30, 2023 was primarily due to higher cash balances, including restricted cash balances on which the Company earns interest, and higher interest rates in the current year. Based upon projected cash balances and interest rates, the Company anticipates significantly higher interest income throughout 2023 as compared to the prior year.
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
Income Tax Provision. The increase in the income tax provision during the three months ended September 30, 2023 compared to the same period in the prior year was primarily due to the release of a valuation allowance related to Australian net operating losses during the fourth quarter of 2022, partially offset by lower pretax income. The increase in the income tax provision during the nine months ended September 30, 2023 compared to the same period in the prior year was primarily due to an increase in pretax income and the release of a valuation allowance related to Australian net operating losses during the fourth quarter of 2022. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$128.8	$384.4	$(255.6)	(66)%	$617.0	$675.9	$(58.9)	(9)%
Income (loss) from discontinued operations, net of income taxes	2.5	(0.8)	3.3	413%	(0.1)	(2.3)	2.2	96%
Net income	131.3	383.6	(252.3)	(66)%	616.9	673.6	(56.7)	(8)%
Less: Net income attributable to noncontrolling interests	11.4	8.5	2.9	34%	49.3	8.5	40.8	480%
Net income attributable to common stockholders	$119.9	$375.1	$(255.2)	(68)%	$567.6	$665.1	$(97.5)	(15)%
Income (Loss) from Discontinued Operations, Net of Income Taxes. The increase in the results from discontinued operations, net of income taxes during the three and nine months ended September 30, 2023 compared to the same periods in the prior year was primarily due to the gain recognized on the settlement of the Patriot federal black lung liabilities, as discussed in Note 13. “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements.
Net Income Attributable to Noncontrolling Interests. The increase in the results attributable to noncontrolling interests during the three and nine months ended September 30, 2023 compared to the same periods in the prior year was primarily due to stronger financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended September 30,		(Decrease) Increase to EPS		Nine Months Ended September 30,		(Decrease) Increase to EPS
	2023	2022	$	%	2023	2022	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.80	$2.34	$(1.54)	(66)%	$3.68	$4.33	$(0.65)	(15)%
Income (loss) from discontinued operations	0.02	(0.01)	0.03	300%	—	(0.02)	0.02	100%
Net income attributable to common stockholders	$0.82	$2.33	$(1.51)	(65)%	$3.68	$4.31	$(0.63)	(15)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 149.9 million and 161.9 million for the three months ended September 30, 2023 and 2022, respectively, and 156.7 million and 155.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income from continuing operations, net of income taxes	$128.8	$384.4	$617.0	$675.9
Depreciation, depletion and amortization	82.3	80.7	239.2	227.4
Asset retirement obligation expenses	15.4	13.1	46.3	40.8
Restructuring charges	0.9	1.0	3.0	2.8
Asset impairment	—	1.7	2.0	1.7
Provision for NARM and Shoal Creek loss	3.3	—	37.0	—
Changes in amortization of basis difference related to equity affiliates	(0.5)	(0.5)	(1.2)	(1.7)
Interest expense	13.8	33.8	45.5	110.8
Net loss on early debt extinguishment	—	8.7	8.8	34.5
Interest income	(20.3)	(4.9)	(56.5)	(6.3)
Unrealized (gains) losses on derivative contracts related to forecasted sales	—	(90.4)	(159.0)	235.1
Unrealized losses (gains) on foreign currency option contracts	0.5	1.4	(0.1)	4.4
Take-or-pay contract-based intangible recognition	(0.7)	(0.8)	(1.9)	(2.2)
Income tax provision	46.5	10.7	238.7	21.0
Total Adjusted EBITDA	$270.0	$438.9	$1,018.8	$1,344.2
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating costs and expenses	$803.7	$838.4	$2,512.3	$2,363.0
Unrealized (losses) gains on foreign currency option contracts	(0.5)	(1.4)	0.1	(4.4)
Take-or-pay contract-based intangible recognition	0.7	0.8	1.9	2.2
Net periodic benefit credit, excluding service cost	(10.0)	(12.2)	(29.4)	(36.7)
Total Reporting Segment Costs	$793.9	$825.6	$2,484.9	$2,324.1

The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Seaborne Thermal	$181.9	$182.0	$566.4	$520.8
Seaborne Metallurgical	168.4	197.5	636.0	571.9
Powder River Basin	258.9	252.6	761.9	727.9
Other U.S. Thermal	179.1	188.7	512.3	504.8
Corporate and Other	5.6	4.8	8.3	(1.3)
Total Reporting Segment Costs	$793.9	$825.6	$2,484.9	$2,324.1
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.2	1.5	22.7	4.2

Revenue	$297.4	$247.0	$313.0	$228.2
Total Reporting Segment Costs	181.9	168.4	258.9	179.1
Adjusted EBITDA	$115.5	$78.6	$54.1	$49.1

Revenue per Ton	$71.38	$162.02	$13.79	$53.89
Costs per Ton	43.68	110.38	11.41	42.28
Adjusted EBITDA Margin per Ton	$27.70	$51.64	$2.38	$11.61

	Three Months Ended September 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	3.7	1.8	22.3	4.8

Revenue	$353.2	$310.7	$290.5	$261.4
Total Reporting Segment Costs	182.0	197.5	252.6	188.7
Adjusted EBITDA	$171.2	$113.2	$37.9	$72.7

Revenue per Ton	$95.54	$179.77	$12.99	$54.58
Costs per Ton	49.22	114.32	11.29	39.40
Adjusted EBITDA Margin per Ton	$46.32	$65.45	$1.70	$15.18

	Nine Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	11.8	4.8	63.6	12.5

Revenue	$1,043.4	$907.9	$878.0	$677.5
Total Reporting Segment Costs	566.4	636.0	761.9	512.3
Adjusted EBITDA	$477.0	$271.9	$116.1	$165.2

Revenue per Ton	$89.06	$189.50	$13.80	$54.12
Costs per Ton	48.35	132.74	11.98	40.92
Adjusted EBITDA Margin per Ton	$40.71	$56.76	$1.82	$13.20

	Nine Months Ended September 30, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	11.5	4.6	61.4	13.4

Revenue	$959.3	$1,165.8	$771.4	$689.4
Total Reporting Segment Costs	520.8	571.9	727.9	504.8
Adjusted EBITDA	$438.5	$593.9	$43.5	$184.6

Revenue per Ton	$83.30	$254.52	$12.55	$51.62
Costs per Ton	45.22	124.86	11.84	37.80
Adjusted EBITDA Margin per Ton	$38.08	$129.66	$0.71	$13.82
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

Nine Months Ended September 30, 2023
(Dollars in millions)
Net cash provided by operating activities	$753.1
- Net cash used in investing activities	(174.6)
- Distributions to noncontrolling interests	(58.9)
+/- Changes to restricted cash and collateral	128.0
- Anticipated expenditures or other requirements	—
Available Free Cash Flow	$647.6
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

Regulatory Matters - U.S.
National Ambient Air Quality Standards (NAAQS). The Clean Air Act (CAA) requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revision to current standards are appropriate. On January 6, 2023, the EPA proposed to lower the level of the primary standard for particulate matter (PM). If enacted as proposed, this rule could require fossil fuel electric generating units (EGUs) and non-EGUs to install additional emission control technologies, thereby increasing the cost of utilizing fossil fuels for electric generation and industrial uses.
On August 18, 2023, the EPA announced that it was no longer engaging in a reconsideration of the 2020 ozone NAAQS that it had initiated on October 28, 2021, but rather will “wrap the EPA’s reconsideration process” into a new five-year periodic review of the ozone NAAQS. The level of the ozone NAAQS can affect requirements to install new or improved emission control technologies at fossil fuel-fired EGUs and non-EGU industrial sources.
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. The CSAPR and related updates require numerous U.S. states and the District of Columbia to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine PM pollution in other states.
On March 15, 2023, the EPA issued a final rule to address regional ozone transport by imposing new federal ozone season emission budgets for nitrogen oxide (NOx) in 23 states, including California, Nevada, Oklahoma and Texas, as well as some Indian reservations. The rule includes state emission budgets for NOx affecting fossil fuel-fired power plants and a “backstop daily emissions rate” for large coal-fired power plants if they exceed specified limits. The rule also sets first-time limits on certain industrial sources that will apply starting with the 2026 ozone season in 20 states. The EPA estimates that annual compliance costs (for 2023 through 2042) will be $770 million to $910 million. These emission limitations would apply in addition to requirements contained in State Implementation Plans to control ozone precursors in affected states, although states have the option to replace these limits with equally strict or more stringent limitations. When implemented, this rule could influence the closure of some coal generating units that have not installed selective catalytic reduction technologies. The rule has been challenged in several U.S. Courts of Appeal, including the U. S. Court of Appeals for the D.C. Circuit (D.C. Circuit).
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
Finally, as part of the proposed rule, any newly constructed steam electric generating unit or newly constructed stationary combustion turbine would be subject to GHG standards as of May 23, 2023, the date of the proposed rule. In addition, as proposed, any new fossil-fuel steam generating unit will need to comply with partial CCS upon startup as well as a requirement for 90% CO2 reduction through CCS by 2040. Any new or reconstructed stationary combustion turbine will be subject to different standards based on whether it is considered low load, intermediate load or a base load unit.

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
On March 6, 2023, the EPA issued a final rule which reaffirmed its determination to regulate coal- and oil-fired EGUs under CAA section 112, including the regulation of HAPs from EGUs after considering cost. On April 24, 2023, the EPA proposed to amend the 2012 MATS rule and require an additional two-thirds reduction in the filterable PM emission of non-mercury HAP metals from existing coal-fired power plants and to reduce the mercury standard for lignite plants by 70%. The EPA is also proposing to require the use of continuous emissions monitoring systems, and to revise other requirements such as those applicable to the startup of generating units. Under the proposed rule, the EPA estimated that approximately 500 megawatts of coal-fired capacity would retire by 2028. The public comment period on the proposals ended on June 23, 2023.
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
Clean Water Act (CWA) Definition of “Waters of the United States”. On January 18, 2023, the EPA and the U.S. Army Corp of Engineers finalized a revised definition of “Waters of the United States” to clarify the scope of federal regulatory authority under the CWA. Several courts preliminarily enjoined that rule in 27 states. In addition, on May 25, 2023, the Supreme Court of the United States issued its decision in Sackett v. EPA, No. 21-454, which significantly narrowed the scope of federal regulatory authority over wetlands and non-navigable waters. The agencies finalized a rule on September 8, 2023, to conform key aspects of the regulatory definition to the Sackett decision. Pending litigation over the January 2023 definition is set to resume, as the September 2023 final rule did not address many of the claims at issue in those cases.
CWA Water Quality Certification Rule. Through the CWA Section 401 certification program, state and tribal regulators have approval authority over federal permits or licenses that might result in a discharge to their waters. State and tribal regulators consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. The EPA issued a final rule in 2020 that could limit state and tribal regulators’ authority by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. On September 27, 2023, the EPA finalized a superseding rule that would expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements. That rule takes effect on November 27, 2023.
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

Industrial Relations. A national industrial relations system, the Fair Work Act and National Employment Standards, administered by the federal government applies to all employers and employees. The matters regulated under the national system include general employment conditions, unfair dismissal, enterprise bargaining, bullying claims, industrial action and resolution of workplace disputes. Most of the hourly workers employed in the Company’s mines are also covered by the Black Coal Mining Industry Award and company specific enterprise agreements approved under the national system. On October 27, 2022, the Fair Work Legislation Amendment (Secure Jobs, Better Pay) Bill 2022 was tabled in the Australian Federal Parliament. The bill proposed a number of changes relating to gender equity, flexible working arrangements, job security and bargaining amongst other matters. The Australian Federal Parliament passed the bill amending the Fair Work Act. The legislation introduced several changes to workplace laws in Australia including changes to enterprise agreement making and termination, to when industrial action can be taken and to access to multi-employer bargaining. In addition, employers will no longer be able to employ individuals on a fixed-term contract for more than two years, and access to flexible working arrangements for employees has been expanded. A number of measures aimed at addressing the gender pay gap have also been introduced.
In early September 2023, the Fair Work Legislation Amendment (Closing Loopholes) Bill 2023 was presented to the Australian Federal Parliament. The bill contemplates amendments to the Fair Work Act 2009 in relation to casual employment; regulated labor hire arrangement orders; workplace delegates’ rights exemptions to waive entry requirements for suspected underpayment and increasing maximum penalties for underpayments; introduction of a criminal offense for wage theft; and increased powers for unions. The bill is currently being considered by a Senate Committee for Education and Employment for inquiry and report by February 1, 2024. If these amendments pass it is likely to result in increased labor and compliance costs.
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
New South Wales Royalty. In New South Wales, the royalty applicable to coal is charged as a percentage of the value of production (total revenue less allowable deductions). This is equal to 6.2% for deep underground mines (coal extracted at depths greater than 400 meters below ground surface), 7.2% for underground mines and 8.2% for open-cut mines. As part of its 2023/24 state budget the newly elected New South Wales government announced that from July 1, 2024 it would be increasing each of these rates by 2.6% to 8.8% for deep underground mines, 9.8% for underground mines and 10.8% for open-cut mines. The future impacts of this royalty rate rise on Peabody’s NSW mining operations is being assessed.
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
Liquidity
As of September 30, 2023, the Company’s cash balances totaled $988.5 million, including approximately $505.6 million held by Australian subsidiaries, $466.3 million held by U.S. subsidiaries, and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the nine months ended September 30, 2023, the Company repatriated approximately $250 million through intercompany dividends. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity decreased from $1,317.8 million as of December 31, 2022 to $1,068.3 million as of September 30, 2023. Available liquidity was comprised of the following:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Cash and cash equivalents	$988.5	$1,307.3
Credit facility availability	—	3.5
Accounts receivable securitization program availability	79.8	7.0
Total liquidity	$1,068.3	$1,317.8
Capital Returns to Shareholders
The Company repurchased approximately 12.6 million shares of its common stock for $266.6 million and paid dividends of $20.7 million during the nine months ended September 30, 2023. From October 1, 2023 through October 27, 2023, the Company repurchased an additional 1.1 million shares for $27.3 million.
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
Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represented a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and will vary prospectively as bonding levels increase or decrease. The amendment also removed restrictions on the payment of dividends and share repurchases, and extended the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $586.1 million at September 30, 2023. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements, which commenced for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.

To fund the maximum collateral amount, the Company deposited $566.3 million into trust accounts for the benefit of certain surety providers on March 31, 2023. The remainder was comprised of $140.5 million of existing cash-collateralized letters of credit and $15.0 million already held on behalf of a surety provider. The amendment became effective on April 14, 2023, when the Company terminated a credit agreement which, as amended, provided for $237.2 million of capacity for irrevocable standby letters of credit (LC Facility). The $223.8 million of letters of credit that were outstanding under the LC Facility at March 31, 2023 were cancelled upon its termination and, in certain cases, replaced by cash-collateralized letters of credit or letters of credit issued under the Company’s accounts receivable securitization program.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At September 30, 2023, letters of credit of $167.0 million were outstanding under the agreement, which were collateralized by cash of $172.0 million.
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
During the nine months ended September 30, 2023, the Company’s coal derivative contracts with margin requirements were settled and margin postings declined from $255.5 million at December 31, 2022 to zero at September 30, 2023.
Indebtedness
The Company’s total indebtedness as of September 30, 2023 and December 31, 2022 is presented in the table below.

Debt Instrument (defined below, as applicable)	September 30, 2023	December 31, 2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	22.1	23.6
Less: Debt issuance costs	(8.5)	(9.8)
	333.6	333.8
Less: Current portion of long-term debt	12.7	13.2
Long-term debt	$320.9	$320.6
During 2022, the Company utilized various methods allowable or required under its then-existing debt agreements to retire all of its senior secured long-term debt, leaving only the 2028 Convertible Notes, which are further described below, and various finance lease obligations outstanding at December 31, 2022.
The Company’s remaining indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at September 30, 2023, of approximately $5 million in 2023, $23 million in 2024, $16 million in 2025, $13 million in 2026, $12 million in 2027 and $325 million thereafter.
Cash payments for interest related to the Company’s indebtedness and financial assurance instruments amounted to $56.7 million and $104.2 million during the nine months ended September 30, 2023 and 2022, respectively.

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
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bore interest from March 1, 2022 at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022.
During the first three quarters of 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second or third quarters of 2023, and will not be similarly convertible during the fourth quarter of 2023.
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
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a secured overnight financing rate. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At September 30, 2023, the Company had no outstanding borrowings and $107.4 million of letters of credit outstanding under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the securitization program at September 30, 2023.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2023. The April 2023 termination of the Company’s credit agreement and related letter of credit facility, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, eliminated the related compliance requirements as of March 31, 2023 and prospectively.

Cash Flows
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2023 and 2022, as reported in the accompanying unaudited condensed consolidated financial statements. Available Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$753.1	$504.1
Net cash (used in) provided by investing activities	(174.6)	61.1
Net cash used in financing activities	(364.5)	(120.5)
Net change in cash, cash equivalents and restricted cash	214.0	444.7
Cash, cash equivalents and restricted cash at beginning of period	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period	$1,631.6	$1,399.0

Available Free Cash Flow	$647.6
Operating Activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the same period in the prior year was primarily driven by the receipt of cash in the current year and posting of cash in the prior year related to variation margin requirements associated with derivative financial instruments ($484.0 million) and the year-over-year increase in operating cash flow from working capital fluctuations ($296.4 million), partially offset by an increase in cash used for collateral requirements ($109.1 million) and cash used to settle disputed black lung claims ($72.0 million) with the remaining variance primarily due to lower cash generated from mining operations.
Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2023 compared to the same period in the prior year was driven by lower cash receipts from Middlemount ($152.3 million), higher capital expenditures and the payment of capital accruals ($82.7 million) including capital expenditures for the redevelopment of the North Goonyella Mine ($58.8 million), and lower cash receipts from the disposal of assets ($16.7 million).
Financing Activities. The increase in net cash used by financing activities for the nine months ended September 30, 2023 compared to the same period in the prior year was driven by the cash proceeds from common stock and debt issuances in the prior year ($222.0 million and $545.0 million, respectively) and common stock repurchases and dividends paid in the current year ($264.0 million and $20.7 million, respectively), partially offset by lower repayments of long-term debt ($839.4 million) in the current year.
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

The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2023			December 31, 2022
	Reclamation Support	Other Support (1)	Total	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,070.0	$127.9	$1,197.9	$1,250.1	$126.7	$1,376.8
Letters of credit (2)	6.0	101.4	107.4	437.8	131.8	569.6
	1,076.0	229.3	1,305.3	1,687.9	258.5	1,946.4
Less: Letters of credit in support of surety bonds (3)	(6.0)	(11.5)	(17.5)	(431.7)	(37.2)	(468.9)
Obligations supported, net	$1,070.0	$217.8	$1,287.8	$1,256.2	$221.3	$1,477.5
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
At September 30, 2023, the Company had total asset retirement obligations of $753.9 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Not presented in the above table is approximately $866.1 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at September 30, 2023, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, mandatory repurchases of credit facility capacity and amounts held directly with beneficiaries which are not supported by surety bonds.
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
At September 30, 2023, the Company identified certain assets with an aggregate carrying value of approximately $388 million in its Powder River Basin and Other U.S. Thermal segments whose recoverability is most sensitive to customer demand and customer concentration risk. The Company conducted a review of those assets as of September 30, 2023 and determined that no impairment charges were necessary as of that date.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s critical accounting policies remain unchanged at September 30, 2023, and there have been no material changes in the Company’s critical accounting estimates.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented” to the Company’s unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of September 30, 2023, the Company had approximately 112 million tons of U.S. thermal coal priced and committed for 2023. This includes approximately 93 million tons of PRB coal and 19 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2023 thermal coal sales volumes from its Seaborne Thermal segment of 15 million to 16 million tons comprised of thermal export volume of 9.5 million to 10.5 million tons and domestic volume of 5.5 million tons. Peabody is estimating full year 2023 metallurgical coal sales from its Seaborne Metallurgical segment of 6.5 million to 7.5 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of September 30, 2023, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures, forwards and options. The Company classifies certain physical forward sales contracts as derivatives for which the normal purchase, normal sales exception does not apply.
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2023, the Company held average rate options with an aggregate notional amount of $615.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2024. As of September 30, 2023, the Company also held purchased collars with an aggregate notional amount of $339.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the six-month period ending March 31, 2024. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $206 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2023, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $175 million with respect to a $0.10 increase in the exchange rate and approximately $180 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
Diesel Fuel Price Risk
The Company expects to consume 90 to 100 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $22 million based on its expected usage.
As of September 30, 2023, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
During the three and nine months ended September 30, 2023, the Company declared dividends per share of $0.075 and $0.150, respectively. On October 26, 2023, the Company declared an additional dividend per share of $0.075 to be paid on November 29, 2023 to shareholders of record as of November 9, 2023.

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
Share Repurchase Program
On April 17, 2023, the Company announced that its Board of Directors authorized a share repurchase program (2023 Repurchase Program) authorizing repurchases of up to $1.0 billion of its common stock.
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs or other means. The manner, timing, pricing and amount of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital. Through September 30, 2023, the Company had repurchased 12.6 million shares of its common stock under the 2023 Repurchase Program for $266.6 million, which included commissions paid of $0.2 million, leaving $733.6 million available for share repurchase. From October 1, 2023 through October 27, 2023, the Company has purchased an additional 1.1 million shares of its common stock for $27.3 million.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2023	3,105,291	$21.58	3,104,886	$749.0
August 1 through August 31, 2023	—	—	—	749.0
September 1 through September 30, 2023	636,035	24.14	636,035	733.6
Total	3,741,326	22.02	3,740,921
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

PEABODY ENERGY CORPORATION
Date:	November 3, 2023	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)