Form 10-K
period 2023-12-31
PEABODY ENERGY CORP
filed 2024-02-23
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates (stockholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2023: Common Stock, par value $0.01 per share, $2.5 billion.
Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 16, 2024: Common Stock, par value $0.01 per share, 128,363,495 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2024 Annual Meeting of Shareholders (the Company’s 2024 Proxy Statement) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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

Peabody Energy Corporation	2023 Form 10-K	i

Peabody Energy Corporation	2023 Form 10-K	1

Note:	The words “Peabody” or “the Company” as used in this report, refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to the Company’s continuing operations.
When used in this filing, the term “ton” refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while “tonne” refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
PART I
Item 1.    Business.
Overview
Peabody is a leading producer of metallurgical and thermal coal. At December 31, 2023, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia, including a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount). In addition to its mining operations, the Company markets and brokers coal from other coal producers; trades coal and freight-related contracts; and, since 2022, is partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
During 2023, Peabody advanced the redevelopment of its North Goonyella Mine in Australia. During the fourth quarter, the mine was renamed to Centurion Mine to reflect the next stage of redevelopment and the Company’s agreement to acquire an adjacent coal deposit. The first development coal from the Centurion Mine is anticipated in the second quarter of 2024.
Segment and Geographic Information
As of December 31, 2023, Peabody reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company’s segments. Note 22. “Segment and Geographic Information” to the accompanying consolidated financial statements is incorporated herein by reference and also contains segment and geographic financial information.
Mining Locations
The maps that follow display Peabody’s active and development mine locations as of December 31, 2023. Also shown are the primary ports that the Company uses for its coal exports and the Company’s corporate headquarters in St. Louis, Missouri.

Peabody Energy Corporation	2023 Form 10-K	2

U.S. Locations

Rawhide
Caballo
North Antelope Rochelle
Twentymile
El Segundo/
Lee Ranch
St. Louis
Corporate
Gateway North
Bear Run
Francisco
Wild Boar
Shoal Creek
McDuffie
Terminal
Kinder
Morgan
Terminal
Surface
Underground
Coal Port
0
100
200
300
400
Miles
N
W
E
S
Peabody

Peabody Energy Corporation	2023 Form 10-K	3

Australian Locations

N
W
E
S
Abbot Point
Bowen Basin
Dalrymple Bay
Mackay
Galilee Basin
Great Dividing Range
Centurion
Coppabella
Moorvale
Styx Basin
Middlemount
Rockhampton
Bowen Basin
Coral Sea
Maryborough Basin
Surat Basin
Tarong Basin
Brisbane
Surat Basin
Queensland
PACIFIC OCEAN
New South Wales
Gunnedah Basin
Wilpinjong
Wambo
Port Waratah/Newcastle Infrastructure Group
Newcastle
Sydney Basin
Tasman Sea
Sydney
Metropolitan
Port Kembla
Oaklands Basin
Canberra
Victoria
AUSTRALIA
0 75 150 300
Kilometers
Surface/Underground
Surface
Underground
Rail
Coal Port
Peabody

Peabody Energy Corporation	2023 Form 10-K	4

The table below summarizes information regarding the operating characteristics of each of the Company’s mines in the U.S. and Australia. The mines are listed within their respective reporting segment in descending order, as determined by tons produced in 2023.

							Production
Segment/Mining Complex	Location	Mine Type	Mining Method	Coal Type	Primary Transport Method	Processing Plants	Year Ended December 31,
							2023	2022	2021
Seaborne Thermal							(Tons in millions)
Wilpinjong	New South Wales	S	D, T/S	T	R, EV	Yes	12.0	12.1	13.2
Wambo Open-Cut (1)	New South Wales	S	T/S	T, C	R, EV	Yes	2.6	2.0	2.4
Wambo Underground (2)	New South Wales	U	LW	T, C	R, EV	Yes	1.2	1.1	1.4
Seaborne Metallurgical
Metropolitan (3)	New South Wales	U	LW	C, P, T	R, EV	Yes	2.2	1.8	1.0
Coppabella (4)	Queensland	S	DL, D, T/S	P	R, EV	Yes	2.2	2.4	2.1
Moorvale (4)	Queensland	S	D, T/S	C, P, T	R, EV	Yes	2.2	1.5	1.3
Shoal Creek (5)	Alabama	U	LW	C	B, EV	Yes	0.6	0.8	0.1
Middlemount (6)	Queensland	S	D, T/S	C, P	R, EV	Yes	—	—	—
Powder River Basin
North Antelope Rochelle	Wyoming	S	DL, D, T/S	T	R	No	62.0	60.4	62.8
Caballo	Wyoming	S	D, T/S	T	R	No	15.3	12.1	13.9
Rawhide	Wyoming	S	D, T/S	T	R	No	9.8	10.3	11.6
Other U.S. Thermal
Bear Run	Indiana	S	DL, D, T/S	T	Tr, R, EV	Yes	5.5	6.7	6.0
El Segundo/Lee Ranch	New Mexico	S	DL, D, T/S	T	R	No	3.4	3.7	3.7
Gateway North	Illinois	U	CM	T	Tr, R, R/B, T/B, EV	Yes	2.5	2.4	1.8
Francisco Underground	Indiana	U	CM	T	R	Yes	2.0	1.8	1.5
Wild Boar	Indiana	S	HW, DL, D, T/S	T	Tr, R, R/B, T/B	Yes	1.9	2.3	2.4
Twentymile	Colorado	U	LW	T	R, Tr, EV	Yes	1.3	1.5	1.7

Legend:
S	Surface Mine	B	Barge
U	Underground Mine	Tr	Truck
HW	Highwall Miner	R/B	Rail to Barge
DL	Dragline	T/B	Truck to Barge
D	Dozer/Casting	T/R	Truck to Rail
T/S	Truck and Shovel	EV	Export Vessel
LW	Longwall	T	Thermal/Steam
CM	Continuous Miner	C	Coking
R	Rail	P	Pulverized Coal Injection
(1)Peabody owns a 50% undivided interest in an unincorporated joint venture that owns the Wambo Open-Cut Mine. The tons shown reflect its share. The Company’s 50% joint venture interest is subject to an outside non-controlling ownership interest.
(2)Majority-owned mine in which there is an outside non-controlling ownership interest.
(3)The mine restarted production in the second quarter of 2021 after being idled in the fourth quarter of 2020.
(4)Peabody owns a 73.3% undivided interest in an unincorporated joint venture that owns the Coppabella and Moorvale mines. The tons shown reflect its share.
(5)The mine experienced a fire in March 2023 and restarted production in June 2023. In November 2021 the mine restarted production after being idled in the fourth quarter of 2020.
(6)Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine. Because Middlemount is accounted for as an unconsolidated equity affiliate, the table above excludes tons produced from that mine, which totaled 1.2 million, 1.4 million and 2.0 million tons, respectively (on a 50% basis).
Refer to the Reserves and Resources tables within Item 2. “Properties,” which is incorporated by reference herein, for additional information regarding coal reserves and resources, and product characteristics associated with each mine.

Peabody Energy Corporation	2023 Form 10-K	5

Coal Supply Agreements
Customers. Peabody’s coal supply agreements are primarily with electricity generators, industrial facilities and steel manufacturers. Most of the Company’s sales from its mining operations are made under long-term coal supply agreements (those with initial terms of one year or longer and which often include price reopener and/or extension provisions). A smaller portion of the Company’s sales from its mining operations are made under contracts with terms of less than one year, including sales made on a spot basis. Sales under long-term coal supply agreements comprised approximately 92%, 85% and 84% of the Company’s worldwide sales from its mining operations (by volume) for the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, Peabody derived 25% of its revenue from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 13 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2024 to 2025. Peabody’s largest customer in 2023 contributed revenue of approximately $341 million, or approximately 7% of Peabody’s total revenue from coal supply agreements, and has contracts expiring in 2024.
Backlog. Peabody’s sales backlog, which includes coal supply agreements subject to price reopener and/or extension provisions, was approximately 221 million and 314 million tons of coal as of January 1, 2024 and 2023, respectively. Contracts in backlog have remaining terms ranging from one to eight years and represent approximately two years of production based on the Company’s 2023 production volume of 126.7 million tons. Approximately 51% of its backlog is expected to be filled beyond 2024.
Seaborne Operations. Revenue from Peabody’s Seaborne Thermal and Seaborne Metallurgical segments represented approximately 56%, 59% and 50% of the Company’s total revenue from coal supply agreements for the years ended December 31, 2023, 2022 and 2021, respectively, during which all three periods the coal mining activities of those segments contributed approximately 18% of the Company’s sales volumes from mining operations. Production from these segments is primarily sold into the seaborne thermal and metallurgical markets, with a majority of those sales executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. Industry commercial practice, and Peabody’s typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a quarterly, spot or index basis. For its seaborne operations, the portion of sales volume under contracts with a duration of less than one year represented 30% in 2023.
U.S. Thermal Operations. Revenue from Peabody’s Powder River Basin and Other U.S. Thermal segments, in aggregate, represented approximately 44%, 41% and 50% of the Company’s revenue from coal supply agreements for the years ended December 31, 2023, 2022 and 2021, respectively, during which all three periods the coal mining activities of those segments contributed approximately 82% of the Company’s sales volumes from mining operations. The Company expects to continue selling a significant portion of coal production from its U.S. thermal operating segments under existing long-term supply agreements. Certain customers utilize long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Peabody’s approach is to selectively renew, or enter into new, long-term supply agreements when it can do so at prices and terms and conditions it believes are favorable. Over the last few years, Peabody’s customers have shifted to long-term supply agreements with shorter durations, driven by the reduced utilization of plants and plant retirements, fluidity of natural gas pricing and the increased use of renewable energy sources.
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

Peabody Energy Corporation	2023 Form 10-K	6

The Company believes it has good relationships with U.S. and Australian rail carriers and port and barge companies due, in part, to its modern coal-loading facilities and the experience of its transportation coordinators. Beginning in 2022, rail service constraints due, in part, to labor shortages and weather conditions experienced by Peabody’s rail service providers, negatively impacted U.S. thermal shipment volumes. The constraints began to lessen in 2023, resulting in improved rail performance compared to the prior year. Refer to the table in the foregoing “Mining Locations” section for a summary of transportation methods by mine.
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
Peabody’s U.S. thermal operations exported less than 1% of their annual tons sold during the years ended December 31, 2022 and 2021. No tons were exported during the year ended December 31, 2023. The primary port used for U.S. thermal exports is the Kinder Morgan Terminal near Houston, Texas.
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
Surface and underground mining equipment demand and lead times for parts and components stabilized throughout 2023. Peabody consistently uses its global leverage with major suppliers and comprehensive planning processes to ensure security of supply to meet the requirements of its active mines.
Services. Peabody also purchases services at its mine sites, including services related to maintenance for mining equipment, construction, temporary labor, use of explosives and various other requirements. Peabody does not believe that it has undue operational or financial risk associated with its dependence on any individual service providers.
Throughout 2022 and 2023, inflationary pressures and supply chain constraints contributed to rising costs for mining equipment, supplies and services. While supply chain constraints eased and inflation somewhat moderated in 2023, future periods could continue to be impacted.
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

Peabody Energy Corporation	2023 Form 10-K	7

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
In the U.S., natural gas is highly competitive (along with other alternative fuel sources) with thermal coal for electricity generation. The competitiveness of natural gas has been strengthened by continued growth in domestic natural gas production and new natural gas combined cycle generation capacity. The Henry Hub Natural Gas Prompt Price averaged $2.66 per mmBtu in 2023, versus $6.54 and $3.72 per mmBtu in 2022 and 2021, respectively. In addition, the competitiveness of other alternative fuel sources for electricity generation has been strengthened by the growth of renewable energy generation. These pressures, coupled with increasing regulatory burdens, have contributed to a significant number of coal plant retirements. During 2023, approximately 14 gigawatts of U.S. coal power capacity was retired, and since 2010, U.S. coal power capacity has fallen by approximately forty-one percent.
Internationally, thermal coal also competes with alternative forms of electricity generation. The competitiveness and availability of natural gas, liquefied natural gas, oil, nuclear, hydro, wind, solar and biomass varies by country and region. Seaborne thermal coal consumption is also impacted by the competitiveness of delivered seaborne thermal coal supply from key exporting countries such as Indonesia, Australia, Colombia, the U.S., Russia and South Africa, among others. In addition, seaborne thermal coal import demand can be significantly impacted by the availability of domestic coal production, particularly in the two leading coal import countries, China and India, among others. China’s unofficial ban on Australian coal concluded in January 2023, enabling the reestablishment of some traditional trade flows. Global thermal coal markets were turbulent during 2022 and 2023, due in part to the Russian-Ukrainian conflict and the subsequent ban of Russian coal by European countries.
In addition to its alternative fuel source competitors, Peabody’s principal U.S. direct coal supply competitors (listed alphabetically) are other large coal producers, including Alliance Resource Partners; American Consolidated Natural Resources, Inc.; Arch Resources, Inc.; CONSOL Energy; Eagle Specialty Materials LLC; Foresight Energy; Hallador Energy; Kiewit; and Navajo Transitional Energy Company LLC, among others. Major international direct coal supply competitors (listed alphabetically) include Adaro Energy; BHP; Bumi Resources; China Shenhua Energy; Coal India Limited; Drummond Company; Glencore; SUEK; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.
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
Seaborne metallurgical coal import demand can be significantly impacted by the availability of domestic coal production, particularly in leading metallurgical coal import countries such as China, among others, and the competitiveness of seaborne metallurgical coal supply from leading metallurgical coal exporting countries of Australia, the U.S., Russia, Canada, Mongolia and Mozambique, among others. Trade flow disruptions occurred during 2022 and 2023 related to China’s unofficial ban on Australian coal and sanctions imposed on Russian coal imports.
Major international direct competitors (listed alphabetically) include Anglo American; Arch Resources, Inc.; BHP; Foxleigh; Glencore; Jellinbah; KRU; Stanmore; Teck Resources; Warrior Met Coal; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.
Human Capital
Peabody had approximately 5,400 employees as of December 31, 2023, including approximately 4,200 hourly employees. Additional information on its employees and related labor relations matters is contained in Note 19. “Management — Labor Relations” to the accompanying consolidated financial statements, which information is incorporated herein by reference. Peabody endeavors to engage with its organized workforce and foster strong relationships with those organizations built on trust and communication.
As of December 31, 2023, approximately 3,500 of Peabody’s employees are located in the U.S., with the remainder primarily located in Australia. About 94% of its team members work for mine operations in the U.S. and Australia, while the remaining are based out of its global headquarters in St. Louis or its business offices in Brisbane and Beijing.

Peabody Energy Corporation	2023 Form 10-K	8

Peabody strives to create a strong, united workforce with a commitment to safety as a way of life. In 2023, the Company achieved a global safety incidence rate of 1.18 incidents per 200,000 hours worked, which was 57% better than the 2023 U.S. industry average incidence rate of 2.72 incidents per 200,000 hours worked per the Mine Safety and Health Administration (MSHA).
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
The typical Peabody employee has approximately seven years of experience with the company, and approximately 47% of all Peabody employees remain employed with the company for more than five years. The Company offers a variety of learning events, including mentoring and development programs to aid its employees in their career growth. During the past five years, approximately 25% of open positions and 60% of director and above positions have been filled by internal candidates through promotions or lateral career development opportunities.
Information About Our Executive Officers
Set forth below are the names, ages and positions of Peabody’s executive officers. Executive officers are appointed by, and hold office at the discretion of, Peabody’s Board of Directors (the Board), subject to the terms of any employment agreements.

Name	Age (1)	Position (1)
James C. Grech	62	President and Chief Executive Officer
Mark A. Spurbeck	50	Executive Vice President and Chief Financial Officer
Darren R. Yeates	63	Executive Vice President and Chief Operating Officer
Scott T. Jarboe	50	Chief Administrative Officer and Corporate Secretary
Marc E. Hathhorn	53	President - U.S. Operations
Jamie Frankcombe	63	President - Australian Operations
Patrick J. Forkin III	65	Chief Development Officer
Malcolm Roberts	50	Chief Marketing Officer
(1)     As of February 16, 2024.
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
Mark A. Spurbeck was named Peabody’s Executive Vice President and Chief Financial Officer in June 2020, after serving in an interim capacity from January 2020 through June 2020. He oversees finance, treasury, tax, internal audit, financial reporting, financial planning, risk and mine finance, corporate accounting functions, investor relations and corporate communications, information technology and shared services. Mr. Spurbeck has more than 25 years of accounting and financial experience, most recently serving as the Company’s Senior Vice President and Chief Accounting Officer from early 2018 to January 2020. Prior to joining Peabody, Mr. Spurbeck served as Vice President of Finance and Chief Accounting Officer at Coeur Mining, Inc., a diversified precious metals producer, from March 2013 to January 2018. He also previously held multiple financial positions at Newmont Mining Corporation, a leading gold and copper producer, First Data Corporation, a financial services company, and Deloitte LLP, an international accounting, tax and advisory firm. Mr. Spurbeck is a Certified Public Accountant (inactive) and holds a Bachelor’s Degree in Accounting from Hillsdale College.

Peabody Energy Corporation	2023 Form 10-K	9

Darren R. Yeates was named Peabody’s Executive Vice President and Chief Operating Officer in October 2020. He has executive responsibility for global operations including health, safety and environment, mine operations, technical, procurement, and sales and marketing. Mr. Yeates has over 40 years of mining industry experience. From May 2018 to December 2019, Mr. Yeates served as Chief Operating Officer of MACH Energy Australia, a developer and supplier of thermal coal to both the Australian domestic and Asian export markets. From January 2014 until June 2016, Mr. Yeates served as the Chief Executive Officer of GVK Hancock Coal, a joint venture developing the vast potential of the Galilee Basin in Central Queensland. Prior to that, he spent over 22 years with Rio Tinto, a global mining group, including as Acting Managing Director and Chief Operating Officer for Coal Australia, General Manager Ports and Infrastructure for Pilbara Iron and General Manager Tarong Coal. Prior to joining Rio Tinto, Mr. Yeates worked for six years for BHP, a mining, metals and petroleum company, in coal operations and metalliferous exploration. Mr. Yeates holds a Bachelor of Engineering (Mining) from the University of Queensland, a Graduate Diploma in Management from the University of Central Queensland and a Graduate Diploma of Applied Finance and Investment from the Securities Institute of Australia. He holds an Executive MBA from the Monash Mt Eliza Business School and is a Fellow of the Australian Institute of Company Directors.
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
Marc E. Hathhorn was named Peabody’s President - U.S. Operations in November 2021. He has executive responsibility for the Company’s U.S. operating platform, which includes leadership of health, safety and environment, people, operational performance and product delivery. Mr. Hathhorn has more than 30 years of experience in mining engineering and operations in North and South America and in Australia. Mr. Hathhorn joined Peabody in 2011 as Senior Vice President - Midwest Operations, and subsequently served as Group Executive - Americas Operations Support from 2013 to 2016, Group Executive - Americas Operations from 2016 to 2019 and President - Australian Operations until assuming his current role. Previously, Mr. Hathhorn held various leadership positions with Drummond LTD in South America, including Mine Operations Superintendent, Port Manager, and Vice President - Mining Operations. Prior to joining Drummond LTD, Mr. Hathhorn held various engineering and supervisory positions with Newmont Mining Corporation. Mr. Hathhorn holds a Bachelor of Science Degree in Mining Engineering from the University of Idaho, College of Mines.
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
Patrick J. Forkin III was named Chief Development Officer in July 2022 after serving as Senior Vice President - Corporate Development and Strategy since November 2017. He leads global strategy, mergers and acquisitions, portfolio management and renewable energy development. Mr. Forkin joined Peabody in 2010 and has served in a variety of roles. He has an extensive background in corporate finance, the energy industry, mergers and acquisitions and equity market research. Prior to joining Peabody, Mr. Forkin was in senior leadership roles at a U.S. solar development company and investment banking firms specializing in renewable and conventional energy. He spent the first nine years of his career at Deloitte LLP. Mr. Forkin holds a Bachelor of Science degree in Accountancy from the University of Illinois at Urbana-Champaign and is a Certified Public Accountant (inactive).

Peabody Energy Corporation	2023 Form 10-K	10

Malcolm Roberts was named Chief Marketing Officer in May 2023. He has responsibility for all Peabody sales, marketing and logistics. Mr. Roberts joined Peabody in 2021 as Executive General Manager - Sales & Marketing. He has more than 25 years of experience in the resources and commodities industry, focused on the energy and steel sector, with roles encompassing key aspects of the value chain including finance, commercial, trading and sales and marketing. During the period of October 2018 to June 2020, Mr. Roberts was a senior trading lead within the trading division of Heidelberg Cement, a company with global operations in the cement and concrete industry. His responsibilities included leading a team of traders focused on the trading of solid fuel and other cementitious products. Prior to that, Mr. Roberts spent thirteen years in sales and marketing roles with Rio Tinto primarily within their Energy Product Group, including eleven years in leadership roles covering Rio Tinto’s global coal sales, marketing, trading, logistics and analytics functions, encompassing both metallurgical and thermal coal. Prior to this, Mr. Roberts worked within sales and marketing and finance roles in both mining and manufacturing industries. Mr. Roberts holds an undergraduate degree in Commerce and Management from Lincoln University in New Zealand and is a CA member of Chartered Accountants Australia and New Zealand.
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
Black Lung (Coal Workers’ Pneumoconiosis)
Black Lung Benefits. Under the U.S. Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each U.S. coal mine operator who was the last to employ a claimant for a cumulative year of employment, with the last day worked for the operator after July 1, 1973, must pay federal black lung benefits and medical expenses to claimants whose claims for benefits are allowed. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The federal black lung program also includes automatic survivor benefits paid upon the death of a miner with an awarded black lung claim and a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition.
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
Peabody recognized expense related to the tax of $57.4 million, $32.4 million and $51.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Peabody Energy Corporation	2023 Form 10-K	11

Black Lung Benefits Act Self-Insurance Requirements. The Black Lung Benefits Act requires each coal mine operator to secure the payment of its potential benefits liability by either qualifying as a self-insurer or by purchasing and maintaining a commercial insurance contract. The Department of Labor’s (DOL) Office of Workers’ Compensation Programs (OWCP) is responsible for authorizing coal mine operators to self-insure and for setting the security amounts. As part of its ongoing efforts to reform the self-insurance program to ensure that operators are adequately securing their liabilities, the OWCP proposed a rule in January 2023 to update its regulations for authorizing operators to self-insure and for determining appropriate security amounts. The public comment period for the proposed rule ended April 19, 2023.
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
Surface Mining Control and Reclamation Act. In the U.S., the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement (OSMRE), established mining, environmental protection and reclamation standards for surface mining and underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from OSMRE or from the respective state regulatory authority. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority, with oversight from OSMRE. States in which Peabody has active mining operations have achieved primacy control of enforcement through federal authorization. In Arizona, where Peabody performs reclamation work on tribal lands, the Company is regulated by OSMRE because the tribes do not have SMCRA authorization.
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
The Company’s total reclamation bonding requirements in the U.S. were $965.9 million as of December 31, 2023. The bond requirements for a mine represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state or OSMRE. The Company’s asset retirement obligations calculated in accordance with generally accepted accounting principles for its active and inactive U.S. operations were $483.8 million as of December 31, 2023. The bond requirement amount for the Company’s U.S. operations significantly exceeds the financial liability for final mine reclamation because the asset retirement obligation liability is discounted from the end of the mine’s economic life to the balance sheet date in recognition that the final reclamation cash outlay is projected to be a number of years away. The bond amount, in contrast with the asset retirement obligation, presumes reclamation begins immediately, as well as different assumptions related to the cost of equipment and services utilized in the reclamation process.
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

Peabody Energy Corporation	2023 Form 10-K	12

The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically based on changes in federal legislation. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2012 through September 30, 2021, the fee was $0.28 and $0.12 per ton of surface-mined and underground-mined coal, respectively. As a result of the Abandoned Mine Land Reclamation Amendments of 2021, which Congress enacted on November 15, 2021 as part of the Infrastructure Investment and Jobs Act, from October 1, 2021 through September 30, 2034, the fee is $0.224 and $0.096 per ton of surface-mined and underground-mine coal, respectively. The Company recognized expense related to the fees of $22.2 million, $21.7 million and $27.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The EPA is also in the process of reviewing the current ozone NAAQS. The level of the ozone NAAQS can affect requirements to install new or improved emission control technologies at fossil fuel-fired EGUs and non-EGU industrial sources.
Final New Source Performance Standards (NSPS) for Fossil Fuel-Fired EGUs. The EPA promulgated a final rule to limit carbon dioxide (CO2) from new, modified and reconstructed fossil fuel-fired EGUs under Section 111(b) of the CAA on August 3, 2015, and published it in the Federal Register on October 23, 2015.
The rule requires that newly-constructed fossil fuel-fired steam generating units achieve an emission standard for CO2 (known as the Best System of Emission Reduction (BSER)) which is based on the performance of a supercritical pulverized coal boiler implementing partial carbon capture, utilization and storage (CCUS). Modified and reconstructed fossil fuel-fired steam generating units must implement the most efficient generation achievable through a combination of best operating practices and equipment upgrades, to meet an emission standard consistent with best historical performance. Reconstructed EGUs must implement the most efficient generating technology based on the size of the unit.
Numerous legal challenges to the final rule were filed in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). Sixteen separate petitions for review were filed, and the challengers include 25 states, utilities, mining companies (including Peabody), labor unions, trade organizations and other groups. The cases were consolidated under the case filed by North Dakota (D.C. Cir. No. 15-1381). Four additional cases were filed seeking review of the EPA’s denial of reconsideration petitions in a final action published in the May 6, 2016 Federal Register entitled “Reconsideration of Standards of Performance for Greenhouse Gas Emissions From New, Modified, and Reconstructed Stationary Sources: Electric Generating Units; Notice of final action denying petitions for reconsideration.” Pursuant to an order of the court, these cases remain in abeyance, subject to requirements for the EPA to file 90-day status reports.
On December 20, 2018, the EPA proposed to revise the 2015 NSPS to modify the minimum requirements for newly constructed coal-fired units from partial CCUS to efficiency-based standards. (83 Fed. Reg. 65,424 (Dec. 20, 2018)). In contrast to the 2015 rule, the proposed rule defined BSER as the most efficient demonstrated steam cycle in combination with the best operating practices. The EPA indicated that the primary reason for revising BSER was the high cost and limited geographic availability of CCUS technology. Status reports filed with the D.C. Circuit in North Dakota v. EPA indicate that litigation on the 2015 rule should remain in abeyance pending the EPA’s action on the 2018 proposed rule.
EPA Regulation of Greenhouse Gas Emissions from New and Existing Fossil Fuel-Fired EGUs. On May 23, 2023, the EPA proposed a rule that includes five separate actions regarding the control of greenhouse gas (GHG) emissions from fossil fuel-fired power plants. The EPA proposed to revise NSPS to address CO2 emissions from both new fossil fuel-fired steam generating units and new fossil fuel-fired stationary combustion turbines. The EPA also proposed emission guidelines for existing coal- and oil/gas-fired steam generating units and for existing stationary combustion turbines. Finally, in the same proposed rule, the EPA proposed to repeal the Affordable Clean Energy Rule, promulgated by the EPA in 2019 and vacated by the D.C. Circuit in 2021.

Peabody Energy Corporation	2023 Form 10-K	13

If finalized in the form proposed, the regulations would require existing fossil fuel-fired steam generating units (primarily coal units) to use CCUS with 90% capture of CO2 if they plan to operate after December 31, 2039. These units, however, may also pursue a different compliance pathway that is based on making a commitment to cease operations. The proposed rule also would require existing stationary combustion turbines over 300 megawatts with a capacity factor greater than 50% (primarily units using natural gas) to either utilize CCUS by 2035 or pursue a pathway that would require co-firing with 30% low-GHG hydrogen by 2032, followed by co-firing with 96% low-GHG hydrogen by 2038. The EPA is also taking comments with regard to imposing standards for stationary combustion turbines under 300 megawatts.
All requirements related to existing affected units – whether fired by coal, oil or natural gas – will be imposed through state plans that can additionally take into account the remaining useful life of a generating unit when determining appropriate controls. The EPA, however, proposes that such plans generally be no less stringent than the emission reductions that would be obtained under the EPA’s guidelines. Under the proposed rule, existing steam generating units would need to comply with the standards by January 1, 2030 and existing stationary combustion turbines would be required to comply by either January 1, 2032 or January 1, 2035, depending on what option for compliance is chosen.
Finally, as part of the proposed rule, any newly constructed steam electric generating unit or newly constructed stationary combustion turbine would be subject to GHG standards as of May 23, 2023, the date of the proposed rule. In addition, as proposed, any new fossil-fuel steam generating unit will need to comply with partial CCUS upon startup as well as a requirement for 90% CO2 reduction through CCUS by 2040. Any new or reconstructed stationary combustion turbine will be subject to different standards based on whether it is considered low load, intermediate load or a base load unit.
If finalized as proposed, the GHG NSPS could have substantial impacts on the use of coal, oil and natural gas for the generation of electricity.
EPA’s Permitting Regulations for Major Emission Sources. Coal-fired and other fossil-fuel fired power plants (as well as industrial facilities) may also be subject to emission limits contained in required CAA permits. These limits may be imposed through the Prevention of Significant Deterioration (PSD) program for newly constructed facilities that are considered to be major sources, as well as for existing facilities that undergo major modifications. The CAA also requires such facilities to obtain a title V operating permit. In general, most permits are issued by state environmental agencies that either implement EPA permitting programs or have an EPA-approved state program.
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. The CSAPR and related updates require numerous U.S. states and the District of Columbia to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine PM pollution in other states.
On March 15, 2023, the EPA issued a final rule to address regional ozone transport by imposing new federal ozone season emission budgets for nitrogen oxide (NOx) in 23 states, including California, Nevada, Oklahoma and Texas, as well as some Indian reservations. The rule includes state emission budgets for NOx affecting fossil fuel-fired power plants and a “backstop daily emissions rate” for large coal-fired power plants if they exceed specified limits. The rule also sets first-time limits on certain industrial sources that will apply starting with the 2026 ozone season in 20 states. The EPA estimates that annual compliance costs (for 2023 through 2042) will be $770 million to $910 million. These emission limitations would apply in addition to requirements contained in state implementation plans to control ozone precursors in affected states, although states have the option to replace these limits with equally strict or more stringent limitations. When implemented, this rule could influence the closure of some coal generating units that have not installed selective catalytic reduction technologies. The rule has been challenged in several U.S. Courts of Appeal, including the D.C. Circuit. On December 20, 2023, the U.S. Supreme Court issued an order for oral argument regarding applications for a stay of the rule.
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

Peabody Energy Corporation	2023 Form 10-K	14

Regional Haze. The CAA contains a national visibility goal for the “prevention of any future, and the remedying of any existing, impairment of visibility in Class I areas which impairment results from manmade air pollution.” The EPA promulgated comprehensive regulations in 1999 requiring all states to submit plans to address regional haze that could affect 156 national parks and wilderness areas, including requirements for certain sources to install the best available retrofit technology and for states to demonstrate “reasonable progress” towards meeting the national visibility goal. States are required to revise plans every 10 years.
New Source Review (NSR). The CAA imposes permitting requirements when a new source undergoes construction or when an existing source is reconstructed or undergoes a major modification. These requirements are contained in the CAA’s PSD and Nonattainment New Source Review programs, generally referred to as NSR.
The EPA has taken action on a number of different rules and guidance affecting the interpretation and application of NSR. These rules and guidance may affect the construction, reconstruction and modification of sources and the level of pollution control requirements that will be necessary on a case-by-case basis.
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
Clean Water Act (CWA). The CWA of 1972 directly impacts U.S. coal mining operations by requiring effluent limitations and treatment standards for wastewater discharge from mines through the National Pollutant Discharge Elimination System (NPDES). Regular monitoring, reporting and performance standards are requirements of NPDES permits that govern the discharge of water from mine-related point sources into jurisdictional waters. The U.S. Army Corps of Engineers (Corps) regulates certain activities affecting navigable waters and waters of the U.S., including wetlands. Section 404 of the CWA requires mining companies to obtain permits from the Corps to place dredged or fill material in or mine through jurisdictional waters of the U.S.
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
CWA Definition of “Waters of the United States”. On January 18, 2023, the EPA and the Corps finalized a revised definition of “Waters of the United States” to clarify the scope of federal regulatory authority under the CWA. Several courts preliminarily enjoined that rule in 27 states. In addition, on May 25, 2023, the U.S. Supreme Court issued its decision in Sackett v. EPA, No. 21-454, which significantly narrowed the scope of federal regulatory authority over wetlands and non-navigable waters. The agencies finalized a rule on September 8, 2023, to conform key aspects of the regulatory definition to the Sackett decision. Pending litigation over the January 2023 definition has resumed, as the September 2023 final rule did not address many of the claims at issue in those cases.
CWA Water Quality Certification Rule. The EPA issued a final rule in 2020 that would have limited state and tribal regulators’ certification authority under CWA Section 401 by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. On September 27, 2023, the EPA finalized a superseding rule that would expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements. That rule took effect on November 27, 2023.

Peabody Energy Corporation	2023 Form 10-K	15

Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. In 2015, the EPA published a final rule setting requirements for wastewater discharge from EGUs. On March 29, 2023, the EPA proposed a rule that would establish more stringent standards for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. If the proposed rule, expected in April 2024, is finalized in substantially the same form, the revised effluent limitations guidelines would significantly increase costs for many coal-fueled steam electric power plants. Concurrently, the EPA issued a direct final rule which extended the deadline through June 2023 for steam electric power plants to commit to the permanent cessation of coal combustion by December 31, 2028 in exchange for less stringent wastewater discharge requirements during the interim. The direct final rule could influence fuel switching or additional coal generating unit retirements by the end of 2028.
National Environmental Policy Act. NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality (CEQ) issued a final rule comprehensively updating and modernizing its longstanding NEPA regulations on July 16, 2020. That final rule sought to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things. States and environmental groups have filed several lawsuits challenging the final rule. On April 20, 2022, however, the CEQ published the final Phase 1 rule that partially amended the 2020 rule by restoring key provisions of the pre-2020 NEPA regulations. The CEQ proposed a Phase 2 rule on July 31, 2023 that makes broader changes to the 2020 rule, and it expects to finalize those changes in April 2024. Separately, the CEQ published NEPA Guidance on Consideration of Greenhouse Gas Emissions and Climate Change on January 9, 2023. The interim guidance was effective immediately, though the agency accepted comments on the guidance and expects to issue final guidance in April 2024.
Resource Conservation and Recovery Act (RCRA). RCRA, which was enacted in 1976, affects U.S. coal mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous wastes generated at a mine site are those from products used in vehicles and for machinery maintenance. Coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous wastes under RCRA. While coal combustion residuals (CCR or coal ash) are exempted from regulation as hazardous waste, there are various EPA-imposed requirements regarding CCR management.
Proposed Rule for Disposal of CCR from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country, and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. Although the EPA had planned to finalize this rule in 2021, the EPA now expects to issue a final rule around March 2026. Separately, on August 28, 2020 and November 12, 2020, the EPA finalized two sets of amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. The EPA is still deciding how to further revise the 2015 rule to address the remainder of the court decision. The EPA expects to issue two final rules addressing the remainder of that decision in April and October 2024.
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
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on Peabody’s costs or its ability to mine some of its properties in accordance with its current mining plans. During the Trump Administration, the Departments of the Interior and Commerce finalized five rules aiming to streamline and update the ESA. But in June 2021, agencies announced their plan to revise, rescind, or reinstate the rules that were finalized (or withdrawn) during the Trump Administration that conflict with the Biden Administration’s objectives. The agencies issued proposed rules on June 22, 2023, and they expect to finalize revised rules in April 2024.

Peabody Energy Corporation	2023 Form 10-K	16

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
Federal Report on Climate Change. On November 29, 2023, the U.S. Global Change Research Program, a working group comprised of thirteen U.S. governmental departments and agencies, issued parts of the Fifth National Climate Assessment. The report addresses “projected vulnerabilities, risks and impacts associated with climate change across the United States and provides examples of response actions in many communities.” While there are no explicit regulatory actions that flow from the issuance of the report, both the legislative and executive branches of government may rely on its conclusions to shape and justify policies and actions going forward.
SEC Climate-Related Disclosures. On March 21, 2022, the SEC proposed rules that would require public companies to disclose extensive climate-related information in certain SEC filings. Specifically, the proposed rules would add new Subpart 1500 to Regulation S-K and new Article 14 to Regulation S-X to require disclosure of climate-related risks that are reasonably likely to have a material impact on a public company’s business, results of operations or financial condition; GHG emissions associated with a public company that includes, in many cases, an attestation report by a GHG emissions attestation provider; and climate-related financial metrics to be included in a company’s audited financial statements. The Company is currently assessing the potential impact of the proposed rules. The public comment period on the proposed rules has concluded and final rules are expected in April 2024.
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

Peabody Energy Corporation	2023 Form 10-K	17

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
In February 2019, the New South Wales Land and Environment Court (LEC) upheld the government’s denial of a planning approval for a non-Peabody coal mining project (Gloucester Resources Limited v. Minister for Planning). Although the approval was refused for other reasons, the judge in that case discussed ‘Scope 3’ GHG emissions resulting from the consumption of coal to be mined under the proposed project. Such emissions are often raised as a ground of objection to Australian mining projects, including Peabody’s mining projects. For example, in a subsequent LEC decision (Australian Coal Alliance Incorporated v. Wyong Coal Pty Ltd), the approval of a coal mining project was confirmed after such emissions had been considered by the relevant authority. In August 2019, Peabody and Glencore received approval from the NSW Independent Planning Commission (IPC) for the United Wambo project, subject to conditions (Export Conditions) requiring the joint venture to prepare an Export Management Plan setting out protocols for using all reasonable and feasible measures to ensure that any coal extracted from the mine that is to be exported from Australia is only exported to countries that are parties to the Paris Agreement (as defined below) or countries that the NSW Planning Secretary considers to have similar policies for reducing GHG emissions. The IPC subsequently approved another non-Peabody coal mining project (Rix’s Creek) without any Export Conditions. In October 2019, the NSW government introduced into Parliament proposed amendments to legislation and policy that would, if passed, have the effect of invalidating Export Conditions imposed on future NSW planning approvals, as well as no longer requiring consent authorities to consider ‘downstream emissions’ when assessing developments for the purposes of mining, petroleum production or extractive industry. The NSW government has announced changes to the IPC and planning system process which aim to improve timeframes and efficiencies for project approvals and provide more clarity on the IPC’s role in determining applications including seeking guidance on government policy. In June 2020, the NSW Government released its Strategic Statement on Coal Exploration and Mining in NSW which provides a high level framework for the government's policy approach to the future of the coal sector, as well as details of a streamlined strategic release process. The strategy identifies some potential areas for possible new coal exploration, areas that are ruled out for coal mining and areas where new coal exploration can only occur adjacent to an existing coal title via the Operational Allocation process. In December 2020, the NSW Government finalized and published the Guideline for the Competitive Allocation of Coal, which details the process for considering areas for coal exploration and allocating them by public tender.
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

Peabody Energy Corporation	2023 Form 10-K	18

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
Sharma v Minister for the Environment. On March 15, 2022, the Full Court of the Federal Court of Australia overturned the decision in Sharma v Minister for the Environment [2021] FCA 560 (Sharma), a case which found in 2021 that the Federal Minister for the Environment had a duty to avoid causing personal injury or death to children in Australia as a result of carbon emissions when deciding an application to approve a coal mine expansion. In light of this decision, the Minister for the Environment no longer must consider the effects of carbon emissions when assessing referrals under the Environment Protection and Biodiversity Conservation Act 1999. Sharma did not lodge an application for special leave to the High Court of Australia to appeal this decision and is now out of time to do so.
Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state-specific legislation. As a condition of approval for mining operations, companies are required to progressively reclaim mined land and provide appropriate bonding, or, in certain circumstances (see below in relation to the Mineral and Energy Resources (Financial Provisioning) Act 2018), make alternative financial contributions to the relevant state government as a safeguard to cover the costs of reclamation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. Peabody’s mines provide financial assurance to the relevant authorities which is calculated in accordance with current regulatory requirements. This financial assurance is in the form of cash, surety bonds or bank guarantees which are supported by a combination of cash collateral, deeds of indemnity and guarantee and letters of credit issued under the Company’s collateralized letter of credit program and accounts receivable securitization program. The Company operates in both the Queensland and New South Wales state jurisdictions.
Peabody’s reclamation bonding requirements in Australia were $332.8 million as of December 31, 2023. The bond requirements represent the states’ calculated cost to reclaim the current operations of a mine if it ceases to operate in the current period less any discounts agreed with the state. The cost calculation for each bond must be completed according to the regulatory authority of each state. The Company’s asset retirement obligations calculated in accordance with U.S. generally accepted accounting principles for its active and inactive Australian operations were $219.0 million as of December 31, 2023. The total bonding requirements for the Company’s Australian operations differ from the calculated costs associated with the asset retirement obligations because the costs associated with asset retirement obligations are discounted from the end of the mine’s economic life to the balance sheet date in recognition of the economic reality that reclamation is conducted progressively and final reclamation is projected to be a number of years away, whereas the bonding amount represents the states’ calculated cost of reclamation if a mine ceases to operate immediately as well as different costs assumptions.
New South Wales Reclamation. The Mining Act 1992 (Mining Act) is administered by the Department of Planning and Environment and the New South Wales Resources Regulator and authorizes the holder of a mining tenement to extract a mineral subject to obtaining consent under the EPA Act and other auxiliary approvals and licenses.

Peabody Energy Corporation	2023 Form 10-K	19

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
In November 2018, the Queensland government passed the Mineral and Energy Resources (Financial Provisioning) Act 2018 which provided for a new financial assurance (FA) framework and new progressive rehabilitation requirements. The new FA framework created a pooled fund covering most mines and most of the total industry liability, plus other options for providing FA if not part of the pooled fund (for example, allowing insurance bonds or cash). The percentage rate of the total rehabilitation cost payable into the pooled fund takes into account the financial strength of the holder of the EA for the mine and the project strength of the mine. The total rehabilitation cost is determined using an updated rehabilitation cost calculator, which does not provide for discounting.
The new progressive rehabilitation requirements, which commenced on November 1, 2019, require each mine to establish a schedule of rehabilitation milestones covering the life of the mine, and any significant changes to the timing of rehabilitation require regulatory approval. If there is to remain an area within the mine that does not have a post-mining land use (referred to as a non-use management area or NUMA) then each such NUMA will need to pass a public interest evaluation test as part of the approval process. An example of a NUMA is the void that remains after open-cut mining activities have been completed. Under the legislation, an existing mine was exempt from the requirement to justify its NUMAs to the extent that its existing approvals provided for such areas.
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

Peabody Energy Corporation	2023 Form 10-K	20

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
In September 2020, Safe Work Australia (SWA) recommended new national Workplace Exposure Standards (WES) of 1.5 milligrams per cubic meter (mg/m3) for coal dust and 0.05 mg/m3 for silica. In Queensland, workplace exposure standards for respirable crystalline silica require workplaces to observe an eight hour, time-weighted average airborne concentration of 0.05mg/m3. In New South Wales, a respirable crystalline silica workplace exposure standard of 0.05 mg/m3 applies; a respirable coal dust workplace exposure standard of 1.5 mg/m3 applies and mines must report exceedances of these standards to the NSW Resources Regulator. Additionally, the NSW government requires an exposure standard for diesel particulate matter of 0.1 mg/m3.
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
On May 20, 2020, the Queensland Parliament passed a bill into law that introduces the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are “senior officers” and companies in the mining industry. Individuals now face a maximum prison sentence of 20 years and companies could be fined up to approximately $13 million Australian dollars. This new law became effective July 1, 2020. The bill also introduced the requirement for statutory role holders to be employees of the coal mine operator entity with an 18-month transition period which ended November 25, 2022.
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

Peabody Energy Corporation	2023 Form 10-K	21

In December 2022, the federal government passed The Fair Work Legislation Amendment (Secure Jobs, Better Pay) Act 2022, which amends the Fair Work Act. The legislation introduced several changes to workplace laws in Australia including changes to enterprise agreement making and termination; when industrial action can be taken; and access to multi-employer bargaining. In addition, employers will no longer be able to employ individuals on a fixed-term contract for more than two years and access to flexible working arrangements for employees has been expanded. A number of measures aimed at addressing the gender pay gap have also been introduced. .
Following this amendment, the Wambo Underground Mine and four other mines in New South Wales were served with an application for a single interest employer authorization by a union representing certain categories of employees. If the authorization is granted by the Fair Work Commission, this will initiate the bargaining process for a single enterprise agreement covering all five employers for those specified employee categories. Peabody is still assessing the potential impacts associated with the application.
In early September 2023, the Fair Work Legislation Amendment (Closing Loopholes) Bill 2023 was presented to the Australian Federal Parliament. The bill proposed amendments to the Fair Work Act 2009 to allow unions and employees to make application to the Fair Work Commission for a ‘regulated labour hire arrangement order’ that, if successful, would require employers to provide similar wages and conditions to regulated workers as those provided to permanent employees, unless the Fair Work Commission is satisfied that it is not fair and reasonable to do so. The bill passed the Australian Federal Parliament on December 7, 2023 and applications for regulated labor hire arrangements can be made beginning in November 2024. The reforms have the potential to increase labor and compliance costs for coal producers, and Peabody is currently considering mitigation strategies.
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
In May 2023, the Australian Parliament passed reforms to the National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015. The reforms commenced on July 1, 2023 and introduced site specific baseline emissions for heavy emitting facilities as benchmarks for year-on-year improvement (proposed to be 4.9% each year to 2030) before transitioning to industry average emissions benchmarks by 2030. Proponents will earn tradeable credits (Safeguard Mechanism Credits) when emissions are below their baselines or can purchase credits to offset emissions. Access to existing Australian Carbon Credit Units will continue unchanged albeit with a price ceiling of $75 Australian dollars per tonne of CO2 in 2023-24, increasing with the Consumer Price Index plus 2% each year.
On March 27, 2023, the Australian federal government announced several additional emission reduction measures in the Safeguard Mechanism (Crediting) Amendments Bill 2023 which was introduced and passed both Houses of Parliament on March 30, 2023. The legislation introduced a cap on overall net emissions from facilities covered by the scheme through 2030. The legislation also set a cap of net zero tonnes carbon dioxide equivalent for any financial year beginning after June 30, 2049. In addition, if the Minister for Environment and Water grants an approval under the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (EPBC Act) to a new or expanded facility covered by the scheme, the Minister will be required to give an estimate of the facility's Scope 1 emissions to the Minister for Climate Change, the Climate Change Secretary and the Climate Change Authority for assessment against scheme targets. The legislation went into effect on July 1, 2023. The potential impact of these reforms to Peabody’s Australian operations is under review.

Peabody Energy Corporation	2023 Form 10-K	22

Queensland Royalty. As part of the Queensland government’s 2019-20 budget, the government committed to freeze royalty rates on coal and minerals for three years, provided companies voluntarily contributed to a Resource Community Infrastructure Fund (the Fund) over this three-year period. The government contributed $30 million Australian dollars towards the Fund, with companies voluntarily contributing $70 million Australian dollars. Peabody’s contribution to the Fund was approximately $1.7 million Australian dollars over the three-year period of 2019-2022.
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
New South Wales Royalty. In New South Wales, the royalty applicable to coal is charged as a percentage of the value of production (total revenue less allowable deductions). This is equal to 6.2% for deep underground mines (coal extracted at depths greater than 400 meters below ground surface), 7.2% for underground mines and 8.2% for open-cut mines. As part of its 2023-24 state budget the newly elected New South Wales government announced that from July 1, 2024 it would be increasing each of these rates by 2.6% to 8.8% for deep underground mines, 9.8% for underground mines and 10.8% for open-cut mines. The future impacts of this royalty rate rise on Peabody’s NSW mining operations is being assessed.
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

Peabody Energy Corporation	2023 Form 10-K	23

The Board has ultimate oversight for climate-related risk and opportunity assessments, and has delegated certain aspects of these assessments to subject matter committees of the Board. In addition, the Board and its committees are provided regular updates on major risks and changes, including climate-related matters. The senior management team champions the strategic objectives set forth by the Board of Directors and Peabody’s global workforce turns those objectives into meaningful actions.
Management believes that the Company’s external communications, including environmental regulatory filings and public notices, SEC filings, its annual Environmental, Social and Governance (ESG) Report, its website and various other stakeholder-focused publications provide a comprehensive picture of the Company’s material risks and progress. All such communications are subject to oversight and review protocols established by Peabody’s Board and executive leadership team.
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

Peabody Energy Corporation	2023 Form 10-K	24

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
At the same time, a number of states in the U.S. have adopted programs to regulate GHG emissions. For example, 10 northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont) entered into the Regional Greenhouse Gas Initiative (RGGI) in 2005, and Pennsylvania joined in 2022. RGGI is a mandatory cap-and-trade program to cap regional carbon dioxide emissions from power plants. California and the Canadian province of Quebec have adopted greenhouse gas cap-and-trade regulations to date and both programs have begun operating.
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

Peabody Energy Corporation	2023 Form 10-K	25

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of GHG emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reduction contributions after the second commitment period ends in 2020 (the Paris Agreement). The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, including Australia, that account for at least 55% of global GHG emissions. On January 20, 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019.
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
In May 2023, the Australian Parliament passed reforms to the National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015 (legislated through the National Greenhouse and Energy Reporting Act 2007 (Cth)). Refer to the section “Regulatory Matters — Australia” within this Item 1 for discussion of the reforms.
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

Peabody Energy Corporation	2023 Form 10-K	26

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
Thermal coal accounted for the majority of the Company’s coal sales by volume during 2023 and 2022, with the vast majority of these sales to electric power generators. The demand for coal consumed for electric power generation is affected by many of the factors described above, but primarily by (i) the overall demand for electricity; (ii) the availability, quality and price of competing fuels, such as natural gas, nuclear, fuel oil and alternative energy sources; (iii) utilization of all electricity generating units (whether using coal or not), including the relative cost of producing electricity from multiple fuels, including coal; (iv) stringent environmental and other governmental regulations; (v) other sociopolitical views on coal; and (vi) the coal inventories of utilities. Gas-fueled generation has displaced and could continue to displace coal-fueled generation (particularly from older, less efficient coal-fueled generation units) as current and potentially increasing regulatory costs and other factors impact the operating decisions of electric power generators. In addition, some electric power generators have made decisions to close coal-fueled generation units given ongoing pressure to shift away from coal generation. Many of the new power plants in the U.S. may be fueled by natural gas because gas-fired plants have been less expensive to construct, permits to construct these plants are easier to obtain based on emissions profiles and electric power generators may face public and governmental pressure to generate a larger portion of their electricity from natural gas-fueled units and alternative energy sources. Increasingly stringent regulations along with stagnant electricity demand in recent years have also reduced the number of new power plants being built. In recent years, these trends have reduced demand for the Company’s coal and the related prices. Lower demand for coal consumed by electric power generators could reduce the volume of thermal coal that the Company sells and the prices that it receives for the thermal coal, thereby reducing its revenue and adversely impacting its earnings and the value of its coal reserves and resources.
The Company produces metallurgical coal that is used in the global steel industry. Metallurgical coal accounted for approximately 26% and 32% of its revenue in 2023 and 2022, respectively. Changes in governmental policies and regulations and changes in the steel industry, including the demand for steel, could reduce the demand for the Company’s metallurgical coal. Lower demand for metallurgical coal in international markets could reduce the amount of metallurgical coal that the Company sells and the prices that it receives for the metallurgical coal, thereby reducing its revenue and adversely impacting its earnings and the value of its coal reserves and resources.
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

Peabody Energy Corporation	2023 Form 10-K	27

If a substantial number of the Company’s long-term coal supply agreements, including those with its largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, its revenue and operating profits could suffer if the Company is unable to find alternate buyers willing to purchase its coal on comparable terms to those in its contracts.
Most of the Company’s sales are made under coal supply agreements, which are important to the stability and profitability of its operations. The execution of a satisfactory coal supply agreement is frequently the basis on which the Company undertakes the development of coal reserves and resources required to be supplied under the contract, particularly in the U.S. For the year ended December 31, 2023, the Company derived 25% of its revenue from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 13 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2024 to 2025.
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

Peabody Energy Corporation	2023 Form 10-K	28

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
The Company has substantial take-or-pay arrangements with its port access and rail transportation providers, predominately in Australia, totaling $1.2 billion, with terms ranging up to 20 years, that commit the Company to pay a minimum amount for the delivery of coal even if those commitments go unused. The take-or-pay provisions in these contracts sometimes allow the Company to apply amounts paid for subsequent deliveries, but these provisions have limitations and the Company may not be able to apply all such amounts so paid in all cases. Also, the Company may not be able to utilize the amount of capacity for which it has previously paid. Additionally, the Company may continue to deliver coal during times when it might otherwise be optimal to suspend operations because these take-or-pay provisions effectively convert a variable cost of selling coal to a fixed operating cost.
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

Peabody Energy Corporation	2023 Form 10-K	29

The Company could be negatively affected if it fails to maintain satisfactory labor relations.
As of December 31, 2023, the Company had approximately 5,400 employees (excluding employees that were employed at operations classified as discontinued), which included approximately 4,200 hourly employees. The Company is party to labor agreements with various labor unions that represent certain of its employees. Such labor agreements are negotiated periodically, and, therefore, the Company is subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. Approximately 38% of its hourly employees were represented by organized labor unions and generated approximately 18% of its coal production for the year ended December 31, 2023. Relations with its employees and, where applicable, organized labor are important to the Company’s success. If some or all of its current non-union operations were to become unionized, the Company could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if the Company fails to maintain good relations or successfully negotiate contracts with its employees who are represented by unions, the Company could potentially experience labor disputes, strikes, work stoppages, slowdowns or other disruptions in production that could negatively impact its profitability.
The Company could be adversely affected if it fails to appropriately provide financial assurances for its obligations.
U.S. federal and state laws and Australian laws require the Company to provide financial assurances related to requirements to reclaim lands used for mining; to pay federal and state workers’ compensation, such as black lung liabilities; to provide financial assurances for coal lease obligations; and to satisfy other miscellaneous obligations. Historically, the primary methods the Company has used to meet those obligations are to provide a third-party surety bond or a letter of credit. In recent years, the Company has also utilized deposits with regulatory authorities or cash backed bank guarantees. As of December 31, 2023, the Company had $1,139.9 million of outstanding surety bonds; $276.7 million of deposits with regulatory authorities; $275.1 million of letters of credit with third parties; and $64.9 million of cash backed bank guarantees in order to provide required financial assurances for post-mining reclamation, workers’ compensation and other insurance obligations, coal lease-related and other obligations and performance guarantees, in addition to collateral for sureties. Under the Company’s agreement with the providers of its surety portfolio, the Company has $444.0 million in cash held in trust accounts for the benefit of certain surety providers as of December 31, 2023.
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
As further described in “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has a surety transaction support agreement with the providers of its surety bond portfolio. The Company’s failure to provide adequate collateral, or abide by other terms in the agreement, could invalidate the agreement and materially and adversely affect its business and results of operations.
The Company’s failure to maintain adequate bonding would invalidate its mining permits and prevent mining operations from continuing, which could result in its inability to continue as a going concern.

Peabody Energy Corporation	2023 Form 10-K	30

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
New legislation, regulations or orders related to the environment or employee health and safety may be adopted and may materially adversely affect the Company’s mining operations, its cost structure or its customers’ ability to use coal. New legislation or administrative regulations (or new interpretations by the relevant government of existing laws, regulations and approvals), including proposals related to the protection of the environment or the reduction of GHG emissions that would further regulate and tax the coal industry, may also require the Company or its customers to change operations significantly or incur increased costs. Some of the Company’s coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on the Company’s financial condition and results of operations.
For additional information about the various regulations affecting the Company, see the sections entitled “Regulatory Matters —U.S.” and “Regulatory Matters — Australia.”

Peabody Energy Corporation	2023 Form 10-K	31

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
Global climate issues continue to attract public and scientific attention. Numerous reports, including the Fourth and the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions of CO2 from coal combustion by power plants.
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

Peabody Energy Corporation	2023 Form 10-K	32

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
The Company is subject to coal price volatility, price volatility on diesel fuel utilized in its mining operations and foreign currency exchange rate risk associated with the Australian dollar. The Company hedges certain of these risks through hedging arrangements and may continue in the future to enter into hedging arrangements, including economic hedging arrangements, to manage these risks or other exposures. Since the Company’s existing hedging arrangements do not receive cash flow hedge accounting treatment, all changes in fair value are reflected in current earnings.
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
The Company’s future success depends upon it conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves and resources. The Company’s current strategy includes increasing its coal reserves and resources through acquisitions of government and other leases and producing properties and continuing to use its existing properties and infrastructure. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of the Company’s coal reserves and resources, potentially creating conflicting interests between it and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing the Company’s coal reserves and resources. These lessees may also seek damages from the Company based on claims that its coal mining operations impair their interests. Additionally, the U.S. federal government limits the amount of federal land that may be leased by any company to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2023, the Company leased a total of 44,287 acres from the federal government subject to those limitations.

Peabody Energy Corporation	2023 Form 10-K	33

The Company’s planned mine development projects and acquisition activities may not result in significant additional reserves and resources, and it may not have success developing additional mines. Most of its mining operations are conducted on properties owned or leased by the Company. Its right to mine some of its coal reserves and resources may be materially adversely affected if defects in title or boundaries exist. In order to conduct its mining operations on properties where these defects exist, the Company may incur unanticipated costs. In addition, in order to develop its reserves and resources, the Company must also own the rights to the related surface property and receive various governmental permits. The Company cannot predict whether it will continue to receive the permits or appropriate land access necessary for it to operate profitably in the future. The Company may not be able to negotiate or secure new leases from the government or from private parties, obtain mining contracts for properties containing additional coal reserves and resources or maintain its leasehold interest in properties on which mining operations have not commenced or have not met minimum quantity or product royalty requirements. From time to time, the Company has experienced litigation with lessors of its coal properties and with royalty holders. In addition, from time to time, its permit applications and federal and state coal leases have been challenged, causing production delays.
To the extent that the Company’s existing sources of liquidity are not sufficient to fund its planned mine development projects or coal reserve and resource acquisition activities, it may require access to capital markets, which may not be available to it or, if available, may not be available on satisfactory terms. If the Company is unable to fund these activities, it may not be able to maintain or increase its existing production rates and could be forced to change its business strategy, which could have a material adverse effect on its financial condition, results of operations and cash flows.
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
The conversion of reported mineral resources to mineral reserves should not be assumed, and the reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed. As such, actual coal tonnage recovered from identified reserve and resource areas or properties and revenue and expenditures with respect to the Company’s coal reserves and resources may vary materially from estimates. Thus, these estimates may not accurately reflect its actual reserves and resources. Any material inaccuracy in the Company’s estimates related to its coal reserves and resources could result in lower than expected revenue, higher than expected costs or decreased profitability which could materially and adversely affect its business, results of operations, financial position and cash flows.

Peabody Energy Corporation	2023 Form 10-K	34

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
The Company pays postretirement health and life insurance benefits to eligible retirees. Its total accumulated postretirement benefit obligation related to such benefits was a liability of $163.7 million as of December 31, 2023, of which $15.3 million was classified as a current liability.
These liabilities are actuarially determined. The Company uses various actuarial assumptions, including the discount rate, future cost trends, mortality tables, demographic assumptions and expected rates of return on plan assets to estimate the costs and obligations for these items. Its discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service its liabilities. A decrease in the discount rate used to determine its postretirement benefit obligations could result in an increase in the valuation of these obligations, thereby increasing the cost in subsequent fiscal years. The Company has made assumptions related to future trends for medical care costs in the estimates of retiree health care obligations. Its medical trend assumption is developed by annually examining the historical trend of its cost per claim data. If the Company’s assumptions do not materialize as expected, actual cash expenditures and costs that it incurs could differ materially from its current estimates. Moreover, regulatory changes or changes in healthcare benefits provided by the government could increase its obligation to satisfy these or additional obligations. The Company develops its actuarial determinations of liabilities using actuarial mortality tables it believes best fit its population’s actual results. In deciding which mortality tables to use, the Company periodically reviews its population’s actual mortality experience and evaluates results against its current assumptions as well as consider recent mortality tables published by the Society of Actuaries Retirement Plans Experience Committee in order to select mortality tables for use in its year end valuations. If the Company’s mortality tables do not anticipate its population’s mortality experience as accurately as expected, actual cash expenditures and costs that the Company incurs could differ materially from its current estimates.
High inflation could continue to result in higher costs and decreased profitability.
In recent years the Company has been adversely impacted by inflation, which has increased the cost of materials, labor, equipment, freight, fuel and other cost categories. The Company’s efforts to recover inflation-based cost increases from its customers may be hampered as a result of the structure of its contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which the Company operates. Accordingly, substantial inflation may result in a material adverse impact on the Company’s costs, profitability and financial results.
The Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemic or other widespread illnesses and the related effects on public health.
The Company’s operations are susceptible to widespread outbreaks of illness or other public health issues. Pandemic illnesses could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects, including its ability to comply with restrictions and covenants under its debt and surety bonding obligations.

Peabody Energy Corporation	2023 Form 10-K	35

Pandemic or other widespread illnesses could result in governmental mandates requiring shutdowns of facilities for indefinite periods; serious health issues and absenteeism within the workforce; and disruptions to supply chain and distribution channels impacting both vendors and customers. As a result, the Company could face increased costs or decreased sales. Adverse changes in the general domestic and global economic conditions and disrupted domestic and international credit markets, could negatively affect its customers’ ability to pay the Company as well as its ability to access capital that could negatively affect its liquidity. Despite its efforts to manage these potential impacts, their ultimate impact would also depend on factors beyond the Company’s knowledge or control, including the duration and severity of the pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects. These factors could have a material adverse effect on its business, financial condition, results of operations and prospects.
Peabody is exposed to risks associated with political or international conflicts.
Political or international conflicts can result in worldwide geopolitical and macroeconomic uncertainty, as has been the case with the ongoing conflict between Russia and Ukraine, the Israel-Hamas conflict and escalating tensions in the Middle East. The Company is unable to predict the ultimate impacts related to such conflicts. If a conflict continues for a significant time or expands to other countries, it could have adverse effects on macroeconomic conditions, including but not limited to, turbulent coal pricing and trade flow disruptions resulting from sanctions imposed on coal imports; supply chain disruptions; increased costs; and decreased business spending. Furthermore, political or international conflicts could give rise to disruptions to Peabody or its business partners’ global technology infrastructure, including through cybersecurity attack or cyber intrusion; adverse changes in international trade policies and relations; regulatory enforcement; Peabody’s ability to implement and execute its business strategy; terrorist activities; Peabody’s exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.
Peabody could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks if it sustains cybersecurity attacks or other security breaches that disrupt its operations or result in the dissemination of proprietary or confidential information about the Company, its customers or other third-parties.
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

Peabody Energy Corporation	2023 Form 10-K	36

Risks Related to Peabody’s Capital Structure
The Company may be able to incur more debt, including secured debt, which could increase the risks associated with its indebtedness.
As of December 31, 2023, the Company had approximately $320.0 million of unsecured indebtedness outstanding, excluding finance leases and debt issuance costs. As further discussed in “Liquidity and Capital Resources” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of January 2024 the Company has an additional $320.0 million in revolving commitments.
The Company may be able to incur additional indebtedness in the future, including secured debt. Although covenants under agreements governing the Company’s other indebtedness, including its revolving credit facility and finance leases, limit the Company’s ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. In addition, the agreements governing the Company’s other indebtedness do not limit the Company from incurring obligations that do not constitute indebtedness as defined therein.
The degree to which the Company is leveraged could have important consequences, including, but not limited to:
•making it more difficult for the Company to pay interest and satisfy its debt obligations;
•increasing the cost of borrowing;
•increasing the Company’s vulnerability to general adverse economic and industry or regulatory conditions;
•requiring the dedication of a substantial portion of the Company’s cash flow from operations to the payment of principal and interest on the Company’s indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, business development or other general corporate requirements;
•limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing, particularly during periods in which credit markets are weak;
•limiting the Company’s flexibility in planning for, or reacting to, changes in its business and in the coal industry;
•causing a decline in the Company’s credit ratings; and
•placing the Company at a competitive disadvantage compared to less leveraged competitors.
The terms of the agreements and instruments governing the Company’s debt and surety bonding obligations impose restrictions that may limit its operating and financial flexibility.
The agreements governing the Company’s unsecured debt, revolving credit facility and surety bonding obligations contain certain restrictions and covenants, which are described below and which could adversely affect the Company’s ability to operate its business, as well as significantly affect its liquidity, and therefore could adversely affect its business, financial condition and results of operations.
These restrictions and covenants may limit, among other things, the Company’s ability to:
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
•create or incur liens;
•merge, consolidate or sell all or substantially all of its assets; and
•receive dividends or other payments from subsidiaries in certain cases.

Peabody Energy Corporation	2023 Form 10-K	37

The Company’s ability to comply with these restrictions or covenants may be affected by events beyond its control. A breach of any of these restrictions or covenants together with the expiration of any cure period, if applicable, could result in a default. If any such default occurs, subject to applicable grace periods, the holders of the Company’s indebtedness may elect to declare such indebtedness, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. In addition, the lenders under the Company’s revolving credit facility could elect to require the cash collateralization of any outstanding letters of credit. If the Company’s indebtedness is accelerated, the Company may not have sufficient cash flows and capital resources to repay such indebtedness or be able to restructure or refinance such indebtedness. Even if the Company were able to restructure its indebtedness or obtain additional capital or new or replacement financing, it may not be on commercially reasonable terms or on terms that are acceptable to the Company.
In this regard, if the Company experiences a default under the terms of its unsecured debt, revolving credit facility or surety bonding obligations for any reason, its business, financial condition and results of operations could be materially and adversely affected. In addition, complying with such terms may make it more difficult for the Company to successfully execute its business strategy, including by making it more difficult to compete against competitors who are not subject to such financial restrictions.
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
•increasing the Company’s retention of risk through self-insurance;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
•limiting the Company’s flexibility in business development activities such as mergers, acquisitions and divestitures.

Peabody Energy Corporation	2023 Form 10-K	38

Risks Related to Ownership of Peabody’s Securities
The price of Peabody’s securities may be volatile.
The price of Peabody’s common stock (Common Stock) may fluctuate due to a variety of market and industry factors that may materially reduce the market price of its Common Stock regardless of its operating performance, including, among others:
•general economic conditions within the U.S. and internationally, including inflationary pressures and changes in interest rates;
•general market conditions;
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
•operational incidents; and
•investor sentiment with respect to our policies or efforts on environmental, social or governance matters.
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

Peabody Energy Corporation	2023 Form 10-K	39

The future payment of dividends on Peabody’s stock or future repurchases of its stock is dependent on a number of factors and cannot be assured.
On April 17, 2023, the Company announced that its Board of Directors approved a shareholder return framework which includes share repurchases and cash dividends. The Board also approved a share repurchase program authorizing repurchases of up to $1.0 billion of the Company’s common stock. Under the share repurchase program authorized by the Board, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The amount of any share repurchase transactions is subject to the Company’s annual Available Free Cash Flow (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital. The payment of future cash dividends and future repurchases will depend upon Peabody’s earnings, economic conditions, liquidity and capital requirements, and other factors, including its leverage and other financial ratios. Accordingly, the Company cannot make any assurance that future dividends will be paid or future repurchases will be made.
General Risk Factors
The Company may not be able to fully utilize its deferred tax assets.
The Company is subject to income and other taxes in the U.S. and numerous foreign jurisdictions, most significantly Australia. As of December 31, 2023, the Company had gross deferred income tax assets, including net operating loss (NOL) carryforwards, and liabilities of $1,556.1 million and $111.2 million, respectively, as described further in Note 8. “Income Taxes” to the accompanying consolidated financial statements. At that date, the Company also had recorded a valuation allowance of $1,473.5 million.
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
The Company has engaged in, and may continue to engage in acquisition or divestiture activity, such as its recent conditional acquisition of the southern part of Stanmore’s Ward Wells Tenements in Queensland’s Bowen Basin, based on its set of investment criteria to produce outcomes that increase shareholder value or provide potential strategic benefits. If the Company fails to accurately estimate the future results and value of these assets or any other acquired or divested business or assets and the related risk associated with such a transaction, or are unable to successfully integrate the businesses or assets it acquires, its business, financial condition or results of operations could be negatively affected. Moreover, any transactions the Company pursues could materially impact its liquidity and an acquisition could increase capital resource needs and may require it to incur indebtedness, seek equity capital or both. The Company may not be able to satisfy these liquidity and capital resource needs on acceptable terms or at all. In addition, future acquisitions could result in its assuming significant long-term liabilities, including potentially unknown liabilities, relative to the value of the acquisitions.
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

Peabody Energy Corporation	2023 Form 10-K	40

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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
Peabody uses digital technology to conduct its business operations and engage with its customers, vendors and partners. As the Company invests in technologies such as cloud, analytics, automation and artificial intelligence, it strives to provide the necessary controls to protect these digital assets from continuously evolving cybersecurity risks.
Peabody’s cybersecurity strategy emphasizes reduction of cybersecurity risk exposure and continuous improvement of its controls and policies based on industry recognized best practices for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). This strategy includes: (i) proactive management of cybersecurity risk to ensure compliance with contractual, legal and regulatory requirements; (ii) performing due diligence on third parties to ensure they have sound cybersecurity practices in place; (iii) ensuring essential business services remain available during a business disruption; (iv) annual cybersecurity assessments to include NIST CSF maturity assessments, penetration testing and red team assessments, as well as table top exercises with subsequent remediation of key findings; (v) participation in Information Sharing and Collaboration industry groups; (vi) maintaining an updated cybersecurity policy and incident response plan; (vii) exercising cyber incident response plans and risk mitigation strategies to address potential incidents should they occur; and (viii) annual cybersecurity awareness training for all employees and directors, including formal training and simulated phishing events.
Third-party experts are engaged to conduct NIST CSF maturity assessments, penetration testing assessments, periodic red team assessments and table top exercises. At a minimum, at least one of these assessments is conducted annually by a third-party expert. Peabody also engages a third-party expert to assess the risk of its business and operational vendors.
Peabody’s enterprise risk management (ERM) framework considers cybersecurity risk alongside other company risks as part of the Company’s overall risk assessment process. The ERM team collaborates with the Chief Information Security Officer (CISO), to gather insights for assessing, identifying and managing cybersecurity threat risks, their severity, and potential mitigations.
Governance
Peabody’s Board of Directors maintains direct oversight over cybersecurity risks and oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives to enhance long-term performance and stockholder value. The Board, as a whole, and through its committees, is responsible for the oversight of risk management and Peabody’s management is responsible for the day-to-day management of the risks the Company faces. Senior leadership, including Peabody’s CISO, regularly briefs the Board on cybersecurity matters and the Board is informed of cybersecurity incidents deemed to have a moderate or higher business impact, even if such incidents are determined to be immaterial, on an ongoing basis.
Peabody’s global cybersecurity department is responsible for overall cybersecurity strategy, policy, operations and cybersecurity incident response. Team members who support the Company’s cybersecurity program invest in ongoing skills development including maintaining industry recognized certifications such as the ISC2 CISSP, GIAC GCIH, Comp TIA Security+, as well as platform specific certifications focused on Peabody’s current cybersecurity infrastructure.
Impact of cybersecurity risks on business strategy, results of operations or financial condition
While Peabody has experienced cybersecurity incidents in the past, to date none have materially affected the Company’s business strategy, results of operations or financial condition. Peabody continues to invest in the cybersecurity and resiliency of its networks and to enhance its internal controls and processes, which are designed to help protect its systems and infrastructure, and the information they contain.

Peabody Energy Corporation	2023 Form 10-K	41

For more information regarding the risks the Company faces from cybersecurity threats, refer to Item 1A. “Risk Factors.”
Item 2.    Properties.
Coal Reserves and Resources
Information concerning the Company’s mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. Subpart 1300 of Regulation S-K requires disclosure of mineral resources, in addition to mineral reserves, both in the aggregate and for each of the Company’s individually material mining properties. The Company’s coal reserves and resources are estimated by individuals deemed Qualified Persons (QP) according to the standards set forth in subpart 1300 of Regulation S-K.
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

Peabody Energy Corporation	2023 Form 10-K	42

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
The Company is party to numerous U.S. federal coal leases that are administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover Peabody’s principal reserves in the Powder River Basin and other reserves and resources in Alabama, Colorado and New Mexico. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The U.S. Bureau of Land Management (BLM) has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents on surface land under federal coal leases are now set at $3.00 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The U.S. federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2023, the Company leased 1,610 acres of federal land in Alabama, 3,480 acres in Colorado, 282 acres in New Mexico and 38,915 acres in Wyoming, for a total of 44,287 acres nationwide subject to those limitations. The Company also leases coal-mining properties from various state governments in the U.S.
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

Peabody Energy Corporation	2023 Form 10-K	43

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
Pricing
The pricing information used in support of the Company’s coal reserve and resource estimates include internal, proprietary price forecasts and existing contract economics, in each case on a mine-by-mine and product-by-product basis. In general, price forecasts are based on a thorough analytical process utilizing detailed supply and demand models, global economic indicators, projected foreign exchange rates, analyses of price relationships among various commodities, competing fuels analyses, projected supply and demand fundamentals for steel production and electricity generation, analyses of supplier costs and other variables. Price forecasts, supply and demand models and other key assumptions and analyses are stress-tested against independent third-party research (not commissioned by the Company) to confirm the conclusions reached through analytical processes, and that price forecasts fall within the ranges of the projections included in this third-party research. The development of the analyses, price forecasts, supply and demand models and related assumptions are subject to multiple levels of management review.
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

Peabody Energy Corporation	2023 Form 10-K	44

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
Summary of Coal Reserves and Resources
Peabody controlled an estimated 2.1 billion tons of coal reserves and 2.7 billion tons of coal resources as of December 31, 2023. Approximately 97% of the Company’s coal reserves and 94% of the Company’s coal resources are held under lease, and the remainder is held through fee ownership.
The following tables summarize the Company’s estimated coal reserves and resources as of December 31, 2023. The quantity of the coal resources is estimated on an in situ basis as attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as attributable to Peabody. The coal reserves and resources are reported on selected key quality parameters and on different moisture bases generally referenced by sales contracts for each mining property.

Peabody Energy Corporation	2023 Form 10-K	45

SUMMARY COAL RESERVES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2023 (1)
(Tons in millions)
																		Peabody
				Mining	Coal	Proven Coal Reserves				Probable Coal Reserves				Total Coal Reserves				Interest
Segment / Mining Complex	Country	State	Stage	Method	Type	Amount	Quality			Amount	Quality			Amount	Quality			(10)

Seaborne Thermal:(2)(4)						Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)
Wilpinjong	AUS	NSW	P	S	T	54	24.2	0.5	5,953	3	30.3	0.4	5,431	57	24.5	0.5	5,925	100%
Wambo Opencut (9)	AUS	NSW	P	S	T/C	24	11.2	0.3	6,425	1	11.3	0.3	6,418	25	11.2	0.3	6,425	50%
Wambo Underground	AUS	NSW	P	U	T/C	1	12.8	0.4	6,473	3	12.3	0.4	6,588	4	12.4	0.4	6,559	100%
South Wambo	AUS	NSW	E	U	T/C	—	—	—	—	74	9.8	0.3	7,034	74	9.8	0.3	7,034	100%
Total						79				81				160

Seaborne Metallurgical:(3)(4)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	15	9.6	0.7	30.4	2	9.7	0.7	30.2	17	9.6	0.7	30.3	100%
Coppabella	AUS	QLD	P	S	P	7	9.3	0.2	10.2	15	9.5	0.2	10.0	22	9.4	0.2	10.1	73.3%
Moorvale	AUS	QLD	P	S	C/P/T	4	11.4	0.3	16.5	—	—	—	—	4	11.4	0.3	16.5	73.3%
Metropolitan	AUS	NSW	P	U	C/P/T	1	11.7	0.4	18.6	9	11.7	0.4	18.4	10	11.7	0.4	18.4	100%
Centurion	AUS	QLD	D	U	C	46	7.4	0.5	20.9	23	7.5	0.5	21.1	69	7.4	0.5	21.0	100%
Moorvale South	AUS	QLD	P	S	C/P/T	3	11.1	0.4	18.5	2	9.8	0.4	17.5	5	10.6	0.4	18.1	73.3%
Middlemount (9)	AUS	QLD	P	S	C/P	26	10.3	0.4	18.0	10	10.3	0.4	18.0	36	10.3	0.4	18.0	50.0%
Total						102				61				163

Powder River Basin:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
North Antelope Rochelle	USA	WY	P	S	T	1,261	4.6	0.2	8,880	103	4.7	0.2	8,885	1,364	4.6	0.2	8,880	100%
Caballo	USA	WY	P	S	T	160	5.2	0.3	8,495	20	5.5	0.4	8,325	180	5.2	0.3	8,475	100%
Rawhide	USA	WY	P	S	T	87	5.5	0.4	8,300	3	5.7	0.3	8,310	90	5.5	0.3	8,300	100%
Total						1,508				126				1,634

Other U.S. Thermal:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	48	10.3	3.1	11,120	24	10.0	2.5	11,100	72	10.2	2.9	11,115	100%
El Segundo/Lee Ranch	USA	NM	P	S	T	10	16.0	0.9	9,260	1	12.3	0.7	9,526	11	15.7	0.8	9,280	100%
Gateway North	USA	IL	P	U	T	23	8.8	2.9	10,919	3	8.8	2.9	10,944	26	8.8	2.9	10,922	100%
Twentymile	USA	CO	P	U	T	8	10.7	0.4	11,277	1	10.6	0.4	11,263	9	10.7	0.5	11,275	100%
Wild Boar	USA	IN	P	S	T	7	8.4	2.4	10,985	6	8.1	2.8	11,235	13	8.2	2.6	11,110	100%
Francisco Underground	USA	IN	P	U	T	3	8.8	3.0	11,495	2	8.9	3.2	11,490	5	8.8	3.1	11,493	100%
Total						99				37				136

Grand total						1,788				305				2,093

Stage				Mining Method							Coal Type
P Producing				S	Surface Mine						T	Thermal
I Idle				U	Underground Mine						C	Coking
D Development											P	Pulverized Coal Injection
E Exploration

Peabody Energy Corporation	2023 Form 10-K	46

SUMMARY COAL RESOURCES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2023 (1)
(Tons in millions)

														Measured and Indicated								Peabody
				Mining	Coal	Measured Coal Resources				Indicated Coal Resources				Coal Resources				Inferred Coal Resources				Interest
Deposit	Country	State	Stage	Method	Type	Amount	Quality		Amount		Quality		Amount		Quality		Amount		Quality			(10)

Seaborne Thermal:(2)(4)						Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)
Wilpinjong	AUS	NSW	P	S	T	103	23.0	0.5	6,058	25	25.4	0.5	5,861	128	23.5	0.5	6,020	6	27.3	0.5	5,698	100%
Wambo Opencut (9)	AUS	NSW	P	S	T/C	217	21.2	0.4	5,757	154	21.5	0.4	5,764	371	21.3	0.4	5,760	265	22.0	0.4	5,437	50%
South Wambo	AUS	NSW	E	U	T/C	219	21.5	0.3	6,068	83	27.2	0.3	5,571	302	23.1	0.3	5,931	47	36.3	0.3	4,745	100%
Total						539				262				801				318

Seaborne Metallurgical:(3)(4)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	37	9.6	0.7	25.1	34	9.9	0.7	24.1	71	9.8	0.7	24.6	7	10.3	0.7	24.0	100%
Metropolitan	AUS	NSW	P	U	C/P/T	7	15.4	0.4	18.6	8	15.3	0.3	18.7	15	15.3	0.4	18.6	2	16.0	0.3	19.0	100%
Coppabella	AUS	QLD	P	S	P	13	15.8	0.3	13.0	46	14.6	0.3	12.8	59	14.9	0.3	12.8	60	15.7	0.3	12.4	73.3%
Moorvale	AUS	QLD	P	S	C/P/T	14	18.5	0.3	16.7	14	17.2	0.3	16.6	28	17.9	0.3	16.7	5	15.9	0.3	16.7	73.3%
Moorvale South	AUS	QLD	P	S	C/P/T	3	18.3	0.4	18.4	7	18.2	0.4	18.3	10	18.2	0.4	18.3	6	16.8	0.4	17.7	73.3%
Centurion (GLB2)	AUS	QLD	E	U	C	—	—	—	—	2	14.8	0.5	20.7	2	14.8	0.5	20.7	8	13.6	0.5	20.7	100%
Coppabella North	AUS	QLD	E	U	P	255	15.8	0.3	14.6	102	16.8	0.3	14.6	357	16.1	0.3	14.6	12	16.5	0.3	14.3	75.5%
Yeerun	AUS	QLD	E	S	P	16	16.0	0.4	14.3	57	16.2	0.5	15.0	73	16.2	0.4	14.8	46	17.8	0.5	14.7	83.0%
Moorvale North	AUS	QLD	E	U	P	21	26.0	0.4	12.9	25	24.5	0.5	13.2	46	25.2	0.4	13.1	25	23.2	0.5	13.4	73.3%
Gundyer	AUS	QLD	E	U	P	—	—	—	—	54	16.4	0.2	19.7	54	16.4	0.2	19.7	70	18.3	0.2	18.3	90.0%
Total						366				349				715				241

Powder River Basin:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Caballo	USA	WY	P	S	T	120	4.9	0.3	8,500	123	5.0	0.4	8,240	243	5.0	0.4	8,440	2	5.5	0.4	8,255	100%
Rawhide	USA	WY	P	S	T	21	5.5	0.4	8,150	90	5.2	0.3	8,360	111	5.3	0.4	8,320	7	5.8	0.4	8,250	100%
Total						141				213				354				9

Other U.S. Thermal:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	73	14.7	3.9	10,800	89	16.6	3.7	10,490	162	15.8	3.8	10,630	29	15.9	3.5	10,600	100%
Francisco Underground	USA	IN	P	U	T	2	13.8	4.7	11,325	5	12.5	4.7	11,540	7	13.1	4.7	11,440	—	—	—	—	100%
Gateway North	USA	IL	P	U	T	25	13.1	3.9	10,583	17	13.1	3.9	10,583	42	13.1	3.9	10,583	—	—	—	—	100%
El Segundo/Lee Ranch	USA	NM	P	S	T	1	13.5	1.0	9,932	5	12.1	0.9	10,036	6	12.4	1.0	10,014	2	14.3	1.2	9,655	100%
Wild Boar	USA	IN	P	S	T	—	—	—	—	3	11.7	5.5	11,390	3	11.7	5.5	11,390	1	12.0	5.5	11,290	100%
Total						101				119				220				32
Grand total						1,147				943				2,090				600

Peabody Energy Corporation	2023 Form 10-K	47

(1)
The sales price assumptions supporting economic recoverability vary depending upon factors such as coal quality and existing customer volume commitments. For the five-year period 2024 through 2028, the estimated sales prices for seaborne metallurgical mines are based upon estimated premium hard coking coal benchmark prices ranging from $180 to $239 per tonne. The estimated sales prices for seaborne thermal mines are based upon estimated Newcastle benchmark prices ranging from $92 to $128 per tonne for the same period. For U.S. domestic thermal mines, the estimated sales prices for the same period range from approximately $10.44 to $70.52 per ton. Subsequent to 2028, for all mines, sales price escalation is assumed at 2.0% to 3.0% per annum through the end of each LOM plan.

(2)
The moisture condition for Seaborne Thermal segment coal quality is on an air-dry basis, except for the Wambo Opencut Mine, which is estimated on an as-shipped basis for coal reserves and an in situ moisture basis for coal resources.

(3)	The moisture condition for the Seaborne Metallurgical segment coal quality is on an air-dry basis, except for the Shoal Creek Mine, which is on a dry basis.
(4)	The quantities for Australian coal reserves are estimated on an as-shipped moisture basis; quantities for Australian coal resources are estimated on an in situ moisture basis.
(5)
The quality and quantity estimates for U.S. thermal coal reserves are calculated on as-shipped moisture basis; the quality and quantity estimates for U.S. thermal coal resources are calculated on an in situ moisture basis.

(6)	Kcal/kg (kilocalories per kilogram) is the net calorific value (net heating value) of coal, except for the Wambo Opencut Mine which is estimated as gross calorific value.
(7)	VM (volatile matter) represents the proportion of certain organic and mineral components in coal, for example, water, carbon dioxide or sulfur dioxide. Volatile matter is inversely related to coal rank.
(8)	Btu (British thermal unit) is the gross heating value of coal per pound, which includes the weight of moisture in coal on an as-sold basis. The range of variability of the moisture content in coal may affect the actual shipped Btu content.
(9)	Reserve and resource data is maintained and provided by joint venture managing partners utilizing the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves.
(10)	The quantities of coal reserves and resources are disclosed at Peabody’s proportional ownership share.
Individual Property Disclosure
To determine the Company’s individually material mining operations in accordance with subpart 1300 of Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. Such assessment included the Company’s aggregate mining operations on all of its mining properties, regardless of the stage of production or the type of coal produced. Quantitative factors included, among others, mining operations’ relative contributions to the Company’s aggregate historical and estimated revenue, cash flows, and Adjusted EBITDA (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) Qualitative factors may include, as applicable, strategic priorities, the regulatory environment, capital expansion plans, and the long-term pricing outlook. The Company concluded that as of December 31, 2023, its individually material mines are North Antelope Rochelle Mine (NARM), Wilpinjong Mine and Centurion Mine. The Company will update its assessment of individually material mines on an annual basis.
The information that follows relating to such individually material mines is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (TRSs) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein.
The changes for NARM from the previous years are not material and no updates for the TRS are included in this filing. Reference should be made to the full text of the TRS, incorporated herein by reference, made a part of Peabody’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 18, 2022.
Reference should be made to the full text of the TRSs for Wilpinjong and Centurion Mines, incorporated herein by reference and made a part of this Annual Report on Form 10-K. The relevant TRSs for Wilpinjong and Centurion Mines are included as Exhibits 96.2 and 96.3, respectively, to this Annual Report on Form 10-K, and specific sections of such TRSs are referenced below using the corresponding exhibit number.

Peabody Energy Corporation	2023 Form 10-K	48

North Antelope Rochelle Mine
The North Antelope Rochelle Mine (NARM) is a production-stage surface coal mine located sixty-five miles south of Gillette, Wyoming, USA. NARM is situated in the Gillette Coal Field on the east flank of the Powder River Basin. NARM began operations in 1999 after Peabody combined its interests in the formerly separate North Antelope Mine and Rochelle Mine.

North Antelope Rochelle Mine
Campbell and Converse Counties
Wyoming, U.S.A.
Coordinate System: NAD 1927 StatePlane Wyoming East FIPS 4901
NARM
Montana
Wyoming
Campbell County
Converse County
South Dakota
Nebraska
Sheridan
Cody
Gillette
Worland
Riverton
Lander
Casper
Chadron
Rapid City
Bighorn National Forest
Black Hills National Forest
Badlands National Park
Nebraska National Forest
Wind River Reservation and Off-Reservation Trust Land
Esri, TomTom, Garmin, FAO, NOAA, USGS, EPA, NPS, USFWS
N
0 20 40 Mi
0 40 80 Km

NARM extracts coal from the Wyodak-Anderson coal seam, which ranges from 60- to 80-feet thick and lies from 100 to 400 feet below the surface in the mining area. The Company has secured mineral rights through Federal and State lease agreements which cover 30,159 acres. The typical royalty rate for Federal and State coal leases is 12.5% of realized revenue. Generally, the leases continue indefinitely with periodic renewal, provided there is diligent coal production or other development within the lease area. As of December 31, 2023, all required licenses and permits were in place for the operations of NARM.
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
The property, plant, equipment and mine development assets of NARM had a net book value of approximately $375 million at December 31, 2023. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls, and necessary capital replacements are generally included in the LOM plan to support future production.

Peabody Energy Corporation	2023 Form 10-K	49

The table below presents NARM coal reserve estimates at December 31, 2023, along with comparative quantities at December 31, 2022. NARM did not hold any coal resources as of December 31, 2023. These coal reserve estimates were supported by the analyses of 4,869 total drill holes within the coal lease area. The quantity of the coal reserves is estimated on a saleable product basis and deemed 100% attributable to Peabody. In addition to quantity, the table presents selected key quality parameters on an as-shipped basis.

NARM - SUMMARY OF COAL RESERVES (1)
(Tons in millions)

	December 31, 2023					December 31, 2022
Coal Reserves (2)(3)(4)	Tons	%Ash	%Sulfur	Btu	% Mine Yield(5)	Tons
Proven	1,261	4.6	0.2	8,880	100%	1,316
Probable	103	4.7	0.2	8,885	100%	107
Total	1,364					1,423

Year-over-year decrease	(4)%
The year-over-year decrease in the quantity of coal reserves was driven by production depletion.

(1)
Economic recoverability is based upon an estimated average sales price per ton of $15.00 for the five-year period ending December 31, 2028 and assumed escalation of 2.0% per annum during the subsequent period through the end of the LOM plan.

(2)	The cut-off grade and metallurgical recovery are not limiting factors for coal reserve estimates due to consistent coal thickness and established trends of coal quality in the leased area. The strip ratio increases gradually, but the existing pit length allows an average mineable strip ratio. Besides the results of drill hole analyses, the main limiting factors include surface infrastructure and lease boundaries.
(3)	The quality of coal reserves is estimated on an as-shipped basis.
(4)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration 92% mining recovery. The results of the LOM planning process demonstrate the economic recoverability of the coal reserve estimates.
(5)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons, with processing loss considered.

Peabody Energy Corporation	2023 Form 10-K	50

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

Wilpinjong
Dubbo
Parkes
Orange
Muswellbrook
Newcastle
CCA Zone 3 State Conservation Area
Goulburn River National Park
Towarri National Park
National Park Curracabundi
Barrington Tops National Park
Myall Lakes National Park
Wollemi National Park
Yengo National Park
A39
B55
A32
A15
B56
A1
A43
Esri, TomTom, Garmin, FAO, NOAA, USGS
600000
650000
700000
750000
800000
850000
900000
950000
1000000
6500000
6450000
6400000
6350000
Wilpinjong Mine
New South Wales, Australia
Coordinate System: GDA 1994 MGA Zone 55
N
0 15 30 Mi
0 30 60 Km

The Wilpinjong Mine extracts coal from the Moolarben and Ulan coal seams which have a combined thickness from 6 to 10 meters and a typical depth less than 60 meters in the Illawarra Coal Measures on the northwest margin of the Sydney Basin. The Company has secured three exploration licenses of 2,958 hectares and four mining leases of 3,790 hectares through the New South Wales Minister of Planning. The typical royalty rate is 8.2% currently, increasing to 10.8% in July of 2024, of the value of coal recovered. The mining leases require renewal upon expiration in 2027 for 2,863 hectares and in 2039-2044 for 927 hectares. Renewal applications for two exploration licenses were approved in 2023, with the terms extended to December 2027 and March 2028, and the third was granted in May 2022 for an initial term of 6 years. As of December 31, 2023, all required licenses and permits were in place for the operations of Wilpinjong.
Conventional open cut mining methods are used at the Wilpinjong Coal Mine, with multiple pits at a low strip ratio allowing for relatively rapid pit advance. Overburden is removed by a combination of cast blasting, dozer, and truck and excavator methods. Haul trucks transport coal to various hoppers and pads for blending and temporary storage, as necessary, and then to a coal handling and processing plant to be crushed and washed. Coal is conveyed to a rail loadout and transported by train to either domestic customers or to the Port of Newcastle and seaborne customers for thermal power generation.
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

Peabody Energy Corporation	2023 Form 10-K	51

The property, plant, equipment and mine development assets of Wilpinjong Mine had a net book value of approximately $307 million at December 31, 2023. The mine’s operating equipment meets contemporary mining standards and is adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production.
The tables below present Wilpinjong Mine’s estimated coal reserves and resources at December 31, 2023, along with comparative quantities at December 31, 2022. These coal reserve and resource estimates were supported by the analyses of 1,271 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dried basis.

WILPINJONG MINE - SUMMARY OF COAL RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2023					December 31, 2022
Coal Reserves (5)(6)	Tons	%Ash	%Sulfur	Kcal/kg	% Mine Yield(7)	Tons
Proven	54	24.2	0.5	5,953	82%	63
Probable	3	30.3	0.4	5,431	82%	4
Total	57					67

Year-over-year decrease	(15)%

	December 31, 2023					December 31, 2022
Coal Resources (2)(3)(4)	Tons	%Ash	%Sulfur	Kcal/kg		Tons
Measured	103	23.0	0.5	6,058		103
Indicated	25	25.4	0.5	5,861		25
Measured and indicated	128	23.5	0.5	6,020		128
Inferred	6	27.3	0.5	5,698		6
Total	134					134
The year-over-year decrease in the quantity of coal reserves was driven by production depletion.

(1)
Economic recoverability is based upon product-specific estimated average sales prices per tonne of $51.65 for the five-year period ending December 31, 2028 and assumed escalation of 2.0% to 3.0% per annum during the subsequent period through the end of the LOM plan.

(2)	The quality of coal resources is on an in situ, air-dry basis.
(3)	The quantity of coal resource estimates is on an in situ basis, which does not take into consideration coal loss during mining and processing.
(4)	Besides the results from drill hole analyses, the raw ash is a key quality parameter that is relevant to both the cut-off grade and metallurgical recovery. The resource is limited by a maximum of 50% raw ash (air-dry basis). Due to the relatively consistent coal thickness and shallow depth, no other geological limiting factors are applied except for known geological anomalies such as paleochannels and igneous intrusion.
(5)	The quality of coal reserves is based on an air-dry basis. It is the laboratory results from the core samples with adjustments that reflect the reconciliation results from actual production.
(6)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration of mining and processing loss. The economic results from the LOM planning process demonstrate the economic viability of the coal reserve estimate.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

Peabody Energy Corporation	2023 Form 10-K	52

Centurion Mine
The Centurion Mine, which is currently undergoing redevelopment, is an underground longwall metallurgical coal mine located 160 kilometers WSW of Mackay, Queensland, Australia. The Centurion Mine lies on the Collinsville Shelf on the western margin of the Bowen Basin in Central Queensland. White Mining Ltd developed the operation (then known as the North Goonyella Mine), including a rail loop, coal handling preparation plant (CHPP) and nearby accommodation village, following the grant of ML6949 in 1991. Peabody then acquired North Goonyella as part of an acquisition of RAG’s coal assets in April of 2004 and operated it until September of 2018, when a fire in the mine halted operations. The mine has been idled since that time while plans to re-initiate production with regulatory approval were developed.

Centurion Coal Mine
Mackay
South Cumberland Islands National Park
Northumberland Islands National Park
Broad Sou
Islands Nati
Park
A7
77
70
A1
Department of Resources, Dept.of Environment and Science, Esri, TomTom, Garmin, FAO, NOAA, USGS
CENTURION COAL MINE
Queensland, Australia
Coordinate System: AGD 1984 AMG Zone 55
N
Mi
Km

Centurion Mine will extract coal from the Goonyella Middle seam with future plans to extend into the Goonyella Lower B2 (GLB2) seam with mining depths ranging from 210 meters to 540 meters. The Company has secured mineral rights through state mineral leases and has an approved production rate for the operation of 10.2 Mtpa ROM coal that after processing, equates to approximately 7.6 Mtpa product coal. The Centurion Mine operates on a Mining Lease issued by the State Government of Queensland. Tenement holders are bound by the Mineral Resources Act 1989 and the Mineral Resources Regulation 2013 which define the laws pertaining to coal exploration and mining in Queensland. Under the system administered by the Department of Natural Resources, Mines and Energy (DNRME), tenements are held as either EPC (Exploration Permit Coal), MDL (Mineral Development Licence) or ML (Mining Lease).
Production from the Centurion Coal Mine will be subject to the Queensland Government Royalty charged on total revenue. In addition to this standard Government royalty, there is also a special private Royalty agreement established in relation to the sale of the property by a prior owner.
The Centurion Mining Lease, ML6949, encompasses a total of 3,293 hectares. The ML allows mining and sale of coal by both underground and open cut methods. Overlapping this Mining Lease, Centurion also holds a Petroleum Lease, PL504, which enables the company to commercialize any coal seam gas (methane) that may be extracted within the lease area.

Peabody Energy Corporation	2023 Form 10-K	53

Coal will be produced primarily using longwall systems. The mine will also use continuous miner units for longwall development and limited production. Mined coal will be processed through the on-site wash plant and conveyed to rail loadout facilities. Product coal will be loaded to train via an existing 1,000t Train Loadout Bin. The loaded trains will then travel some 217km to the Port of Hay Point where it will be bottom dumped to conveyor and onto stockpiles at Dalrymple Bay Coal Terminal (DBCT). Shipping of coal to customers will take place on an ocean-going vessel, often shared with other coal suppliers. Centurion Coking coal is a premium Hard Coking Coal (PHCC) with a mature brand name in the seaborne metallurgical marketplace and is well known in both the Atlantic and Pacific seaborne markets.
The key supporting infrastructure for Centurion Mine includes road access via highways and roads, access to both the Goonyella and Newland Rail Systems, coal export terminals at the Port of Hay Point and the Port of Abbot Point, connection to a High Voltage electricity grid that provides electricity to the existing facilities, and water supplied from the 15GL capacity Burton Gorge Dam. Centurion also has a nearby accommodation village with housing and service amenities for more than 400 workers located 19km east of the mine. The mine’s workforce is drawn primarily from the townships of Moranbah, Nebo and Mackay.
The property, plant, equipment and mine development assets of Centurion Mine had a net book value of approximately $393 million at December 31, 2023. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production. While the mine was idled since 2018, the Company upgraded the mine’s coal transfer and handling facilities, purchased new mining equipment and made other capital investments to improve its prospective cost structure.

Peabody Energy Corporation	2023 Form 10-K	54

The tables below present Centurion Mine’s estimated coal reserves and resources at December 31, 2023, along with comparative quantities at December 31, 2022. These coal reserve and resource estimates were supported by the analyses of 1,776 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves are estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dry basis.

CENTURION MINE - SUMMARY OF COAL RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2023					December 31, 2022
Coal Reserves (2)(5)(6)	Tons	%Ash	%Sulfur	%VM	% Mine Yield(7)	Tons
Proven	46	7.4	0.5	20.9	82%	46
Probable	23	7.5	0.5	21.1	82%	24
Total	69					70

Year-over-year decrease	(1)%

	December 31, 2023					December 31, 2022
Coal Resources (2)(3)(4)(5)	Tons	%Ash	%Sulfur	VM%		Tons
Measured	—	—	—	—		—
Indicated	2	14.8	0.5	20.7		1
Measured and indicated	2	14.8	0.5	20.7		1
Inferred	8	13.6	0.5	20.7		8
Total	10					9

(1)	Economic recoverability is based upon an estimated average sales price per tonne of $180 for most of the LOM plan.
(2)	The quality of coal reserves and resources are estimated on an air-dry basis.
(3)	The quantity of coal resource estimates are on an in situ basis, which doesn’t take into consideration coal loss during mining and processing.
(4)
The coal resource boundary is established by considering various factors, including results from drill hole analyses, mining lease, coal control, geological features, faults and other surface features.

(5)
The cut-off grade and metallurgical recovery are not limiting factors for the coal reserve and resource estimates due to relatively consistent coal quality and float recovery from the lab results within the assessed area. The Lease boundary, surface infrastructures, and the base of weathering are the main limiting factors.

(6)
The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration of unmined coal (pillars, etc.), coal loss during mining and processing, and additional washing recovery. The results from the LOM planning process demonstrate the economic recoverability of the coal reserve estimate.

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
The internal controls for coal reserve and resource estimates also cover exploration activities, sample preparation and analysis, data verification, processing, metallurgical testing, recovery estimation, mine design and sequencing, and coal reserve and resource evaluations, with environmental, social and regulatory considerations. The quality assurance and control protocols over the assaying of drill hole samples are performed by reputable commercial laboratories following certification and accreditation programs established by the American Society for Testing and Materials (ASTM) or Australian National Association of Testing Authorities (NATA).

Peabody Energy Corporation	2023 Form 10-K	55

The coal reserve and resource estimates have inherent risks due to data accuracy, uncertainty from geological interpretation, mine plan assumptions, uncontrolled rights for mineral and surface properties, environmental challenges, uncertainty for future market supply and demand, and changes in laws and regulations. Management and QPs are aware of those risks that might directly impact the assessment of coal reserves and resources. The current coal reserves and resources are estimated based on the best information available and are subject to re-assessment when conditions change. Refer to Item 1A. “Risk Factors” for discussion of risks associated with the estimates of the Company’s coal reserves and resources.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Peabody’s Common Stock is listed on the New York Stock Exchange, under the symbol “BTU.” As of February 16, 2024 there were 176 holders of the Company’s Common Stock, as determined by counting its record holders and the number of participants reflected in a security position listing provided to the Company by the Depository Trust Company (DTC). Because such DTC participants are brokers and other institutions holding shares of Peabody’s Common Stock on behalf of their customers, the Company does not know the actual number of unique shareholders represented by these record holders.
Share Repurchase Program
On April 14, 2023, the Company amended its existing transaction support agreement with the providers of its surety bond portfolio, dated November 6, 2020, to remove the restrictions on shareholder returns, subject to a minimum liquidity threshold, and terminated the then-existing credit facility.
On April 17, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (2023 Repurchase Program) authorizing repurchases of up to $1.0 billion of its common stock. The 2023 Repurchase Program superseded and replaced the previous repurchase program that had been announced in 2017.
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The amount of any share repurchase transactions is subject to the Company’s annual Available Free Cash Flow (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital. Through December 31, 2023, the Company had repurchased 16.1 million shares of its common stock under the 2023 Repurchase Program for $350.3 million, which included $2.6 million of unsettled share repurchases and commissions paid of $0.3 million, leaving $650.0 million available for share repurchase.

Peabody Energy Corporation	2023 Form 10-K	56

Dividends
During the year ended December 31, 2023, the Company declared dividends per share of $0.225. On February 8, 2024, the Company declared an additional dividend per share of $0.075 to be paid on March 13, 2024 to shareholders of record as of February 22, 2024. The declaration and payment of dividends and the amount of dividends will depend on the Company’s annual Available Free Cash Flow (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)
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
Issuances of Equity Securities
In June 2021, the Company announced an at-the-market equity offering program pursuant to which the Company could offer and sell up to 12.5 million shares of its Common Stock. The at-the-market equity offering program was further expanded to 32.5 million shares during 2021. The shares are offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 23, 2021, as supplemented by prospectus supplements dated June 4, 2021, September 17, 2021, and December 17, 2021 relating to the offer and sale of the shares. During the year ended December 31, 2021, the Company sold approximately 24.8 million shares for net cash proceeds of $269.8 million. No sales were made under this at-the-market equity offering program during the years ended December 31, 2022 or 2023, leaving approximately 7.7 million shares available for sale.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
October 1 through October 31, 2023	1,206,643	$24.95	1,206,515	$703.5
November 1 through November 30, 2023	1,174,073	23.35	1,174,073	676.1
December 1 through December 31, 2023	1,085,760	24.06	1,085,760	650.0
Total	3,466,476	24.13	3,466,348
(1) Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not a part of the Repurchase Program Repurchase Program.

Peabody Energy Corporation	2023 Form 10-K	57

Stock Performance Graph
The following performance graph compares the cumulative total return on Peabody’s common stock with the cumulative total return of the following indices: (i) the S&P MidCap 400 Stock Index; (ii) a historical peer group comprised of Arch Resources, Inc., Hallador Energy Co., and Warrior Met Coal, Inc. (Custom Composite Index); and (iii) the S&P Metals Mining Select Industry Index, which replaces the Custom Composite Index. As certain competitors within the Custom Composite Index have diversified from coal production, Peabody elected to use a published industry index.
The graph assumes that the value of the investment in BTU and each index was $100 at December 31, 2018. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2023. These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.
Item 6.      Reserved.
Not applicable.
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s discussion and analysis of the year ended December 31, 2023 compared to the year ended December 31, 2022 is included herein. For discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Peabody’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023 and is incorporated by reference herein.

Peabody Energy Corporation	2023 Form 10-K	58

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
In its discussion of liquidity and capital resources, the Company includes references to Available Free Cash Flow (AFCF) which is also a non-GAAP financial measure. AFCF is used by management as a measure of its ability to generate excess cash flow from its business operations.
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
Overview
In 2023, Peabody produced and sold 126.7 million and 126.2 million tons of coal, respectively, from continuing operations.
As of December 31, 2023, the Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other.
The business of the Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of its thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company classifies its seaborne mines within the Seaborne Thermal or Seaborne Metallurgical segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Seaborne Thermal segment is of a metallurgical grade. Similarly, a small portion of the coal mined by the Seaborne Metallurgical segment is of a thermal grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions.
The Company’s Seaborne Thermal operations consist of mines in New South Wales, Australia. The mines in that segment utilize both surface and underground extraction processes to mine low-sulfur, high Btu thermal coal.
The Company’s Seaborne Metallurgical operations consist of mines in Queensland, Australia, one in New South Wales, Australia and one in Alabama, USA. The mines in that segment utilize both surface and underground extraction processes to mine various qualities of metallurgical coal. The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coking coal and pulverized coal injection coal.
The principal business of the Company’s thermal operating segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal operations reflect the aggregation of its Illinois, Indiana, New Mexico and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin operations mine sub-bituminous coal deposits and its Other U.S. Thermal operations mine both bituminous and sub-bituminous coal deposits.

Peabody Energy Corporation	2023 Form 10-K	59

The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity affiliates, corporate hedging activities, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain commercial matters.
Resource Management. As of December 31, 2023, Peabody controlled approximately 2.1 billion tons of proven and probable coal reserves, 2.7 billion tons of coal resources and approximately 350,000 acres of surface property through ownership and lease agreements. The Company has an ongoing asset optimization program whereby its property management group regularly reviews these coal reserves, coal resources and surface properties for opportunities to generate earnings and cash flow through the sale or exchange of non-strategic coal reserves, coal resources and surface lands. These surface lands include acres where Peabody has completed post-mining reclamation. In addition, the Company generates revenue through royalties from coal reserves and oil and gas rights leased to third parties, farm income from surface lands under third-party contracts and lease income from surface lands under contracts with renewable energy ventures.
Middlemount Mine. Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine in Queensland, Australia. The mine predominantly produces semi-hard coking coal and low-volatile pulverized coal injection (LV PCI) coal for sale into seaborne coal markets through Abbot Point Coal Terminal, with some capacity also secured at Dalrymple Bay Coal Terminal. Mining operations first commenced at the Middlemount Mine in late 2011. During the years ended December 31, 2023 and 2022, the mine sold 1.2 million and 1.6 million tons of coal, respectively (on a 50% basis).
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2023 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the year ended December 31, 2023 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the year ended December 31, 2023 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	December 31, 2023	February 16, 2024
Premium HCC (1)	$390.00	$221.50	$296.30	$323.75	$315.00
Premium PCI coal (1)	$344.00	$154.50	$218.82	$176.00	$166.00
Newcastle index thermal coal (1)	$397.30	$120.23	$171.28	$148.96	$120.94
API 5 index thermal coal (1)	$135.29	$84.17	$102.98	$93.26	$94.58
PRB 8,800 Btu/Lb coal (2)	$15.50	$13.75	$14.36	$13.85	$13.50
Illinois Basin 11,500 Btu/Lb coal (2)	$133.00	$43.50	$61.15	$43.50	$41.50
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining have been impacted by the ongoing geopolitical events, including the Russian-Ukrainian conflict. Furthermore, inflationary pressures and supply chain constraints contributed to rising costs during the twelve months ended December 31, 2023. While supply chain constraints eased and inflation somewhat moderated in 2023, future periods could continue to be impacted. As future developments related to geopolitical conflict, supply chain disruptions and rising inflation are unknown, the global coal industry data for the twelve months ended December 31, 2023 presented herein may not be indicative of their ultimate impacts.

Peabody Energy Corporation	2023 Form 10-K	60

Within the seaborne metallurgical coal market, the volatility which characterized the first nine months of 2023 continued during the balance of the year. Excluding China, the steel sector showed positive growth in crude steel output during the three months ended December 31, 2023, led mainly by India and its ongoing strong economic expansion. Total crude steel output during the period, however, contracted because of a sharp decline in Chinese production where steel producers reported thin margins and slower domestic demand. Metallurgical coal prices contracted over the three months ended December 31, 2023, however supply constraints for premium material, especially in Australia due to weather disruptions, did provide support to the price of premium hard coking coals that are usually core to steel maker’s metallurgical coal requirements. In comparison, non-premium coals such as pulverized coal injection coal and semi soft coking coals observed more substantial price decreases. The seaborne metallurgical coal market is expected to remain volatile in the near term, influenced by both the availability of premium quality export coals and the economic performance of China, India and elsewhere.
Within the seaborne thermal coal market, seasonal demand trends and increased rates of Australian exports contributed to global thermal coal prices becoming rangebound during the three months ended December 31, 2023. In China, despite domestic coal production and renewable generation being strong through the twelve months ended December 31, 2023, a record quantity of imports were observed during the same period lending support to seaborne thermal market growth and price stability year-over-year. Overall, global thermal coal markets remain turbulent amid ample supply and seasonal demand requirements, as well as volatile global markets for oil and natural gas.
In the United States, overall electricity demand decreased approximately 1% year-over-year, negatively impacted by weather. During the year ended December 31, 2023, electricity generation from thermal coal has declined year-over-year due to low natural gas prices and stronger renewable generation despite lower overall electricity demand. Coal’s share of electricity generation has declined to approximately 16% for the year ended December 31, 2023, while wind and solar’s combined generation share has increased to 16% and the share of natural gas generation has increased to 42%. While coal inventories slightly recovered over the summer, this trend reversed and stock levels ended the year approximately 45% higher than the levels at the end of 2022. During the year ended December 31, 2023, utility consumption of PRB coal declined approximately 18% compared to the prior year period.
Department of Labor Settlement
On August 8, 2023, the Company entered into a settlement agreement with the U.S. Department of Labor to resolve a liability dispute regarding the federal black lung claims of the Company’s previously divested legacy operations of Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot). In accordance with the settlement agreement, the Company paid $72.0 million to settle the Patriot federal black lung claims, with the exception of approximately $4.2 million of certain claims for attorney’s fees and additional compensation due to claimants not paid during appeal. As a result of the settlement, the Company recognized a $3.9 million gain within “(Loss) income from discontinued operations, net of income taxes” during the year ended December 31, 2023.
Surety Agreement Amendment and Shareholder Return Program
On April 14, 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the agreement, the Company was required to post collateral on a periodic basis. Pursuant to the amendment, the Company and its surety bond providers agreed to (i) establish a combined maximum collateral cap, (ii) remove the restrictions on shareholder returns contained in the original agreement, subject to a minimum liquidity threshold, and (iii) extend the expiration date of the existing agreement from December 31, 2025 to December 31, 2026. Peabody also terminated the then-existing letter of credit facility which was previously used primarily for surety collateral, further reducing interest costs and increasing financial flexibility.
On April 17, 2023, the Company announced that its Board approved a new shareholder return framework which includes a share repurchase plan, a fixed quarterly cash dividend and a variable quarterly cash dividend component. The Board also approved a new share repurchase program authorizing repurchases up to $1.0 billion of the Company’s common stock.
Refer to the “Liquidity and Capital Resources” section contained within this Item 7 for a further discussion of the surety agreement amendment.
Other
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine. In November 2023, longwall coal production commenced in a new area of the mine.

Peabody Energy Corporation	2023 Form 10-K	61

During the year ended December 31, 2023, the Company recorded a provision for loss of $28.7 million related to the fire. The provision includes $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine. In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible.
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the year ended December 31, 2023, the Company recorded a provision for loss of $12.2 million related to the tornado damage. The combined provision includes $4.0 million for materials and supplies inventories, $1.0 million for buildings and equipment and $7.2 million for incremental repair costs. The Company anticipates that incremental repair costs will continue to be recorded in early 2024.
The Company entered into a definitive agreement dated October 26, 2023, with Stanmore SMC Pty Ltd (Stanmore) to acquire the southern part of Stanmore’s Wards Well tenements (Wards Well area) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition terms include cash consideration of $136 million and a contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of the Wards Well area and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining in the Wards Well area. Completion of the transaction is subject to the satisfaction of certain conditions, including regulatory approvals.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The decrease in income from continuing operations, net of income taxes for the year ended December 31, 2023 compared to the prior year ($501.4 million) was primarily driven by a higher income tax provision ($347.6 million); decreased results from equity affiliates ($124.3 million); higher operating costs and expenses ($94.3 million), which reflect increased sales price sensitive costs and inflationary pressures for commodities, materials, services, repairs and labor; and a provision of $40.9 million related to the losses at NARM and Shoal Creek. These unfavorable variances were partially offset by lower net interest expense ($188.0 million).
Revenue for the year ended December 31, 2023 was comparatively flat compared to the prior year. Lower revenue from the operating segments ($262.3 million) driven by decreases in seaborne coal pricing, were offset by net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales ($194.8 million) and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($25.9 million).
Adjusted EBITDA for the year ended December 31, 2023 reflected a year-over-year decrease of $480.8 million.
Tons Sold
The following table presents tons sold by operating segment:

			(Decrease) Increase
	Year Ended December 31,		to Volumes
	2023	2022	Tons	%
	(Tons in millions)
Seaborne Thermal	15.5	15.6	(0.1)	(0.6)%
Seaborne Metallurgical	6.9	6.6	0.3	4.5%
Powder River Basin	87.2	82.6	4.6	5.6%
Other U.S. Thermal	16.2	18.4	(2.2)	(12.0)%
Total tons sold from operating segments	125.8	123.2	2.6	2.1%
Corporate and Other	0.4	0.5	(0.1)	(20.0)%
Total tons sold	126.2	123.7	2.5	2.0%

Peabody Energy Corporation	2023 Form 10-K	62

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Year Ended December 31,		(Decrease) Increase
	2023	2022	$	%

Revenue per Ton - Mining Operations (1)
Seaborne Thermal	$85.94	$86.07	$(0.13)	(0.2)%
Seaborne Metallurgical	188.66	243.78	(55.12)	(22.6)%
Powder River Basin	13.74	12.89	0.85	6.6%
Other U.S. Thermal	54.77	51.82	2.95	5.7%
Costs per Ton - Mining Operations (1) (2)
Seaborne Thermal	$48.66	$44.65	$4.01	9.0%
Seaborne Metallurgical	125.18	125.92	(0.74)	(0.6)%
Powder River Basin	11.98	12.06	(0.08)	(0.7)%
Other U.S. Thermal	41.98	38.63	3.35	8.7%
Adjusted EBITDA Margin per Ton - Mining Operations (1) (2)
Seaborne Thermal	$37.28	$41.42	$(4.14)	(10.0)%
Seaborne Metallurgical	63.48	117.86	(54.38)	(46.1)%
Powder River Basin	1.76	0.83	0.93	112.0%
Other U.S. Thermal	12.79	13.19	(0.40)	(3.0)%
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
Revenue
The following table presents revenue by reporting segment:

			(Decrease) Increase
	Year Ended December 31,		to Revenue
	2023	2022	$	%
	(Dollars in millions)
Seaborne Thermal	$1,329.7	$1,345.6	$(15.9)	(1.2)%
Seaborne Metallurgical	1,301.9	1,616.9	(315.0)	(19.5)%
Powder River Basin	1,198.1	1,065.5	132.6	12.4%
Other U.S. Thermal	888.2	952.2	(64.0)	(6.7)%
Corporate and Other	228.8	1.7	227.1	13,358.8%
Revenue	$4,946.7	$4,981.9	$(35.2)	(0.7)%
Seaborne Thermal. The decrease in segment revenue during the year ended December 31, 2023 compared to the prior year was due to unfavorable realized prices ($273.2 million) driven by an approximately 20% decrease in export pricing, offset by favorable export volumes ($257.3 million).
Seaborne Metallurgical. Segment revenue decreased during the year ended December 31, 2023 compared to the prior year due to unfavorable realized prices ($324.8 million) and unfavorable volumes from the Shoal Creek Mine resulting from the fire in the first quarter of 2023 ($122.9 million), partially offset by favorable volumes from the Australian operations ($132.7 million).
Powder River Basin. Segment revenue increased during the year ended December 31, 2023 compared to the prior year due to favorable realized prices ($74.1 million) and favorable volumes ($58.5 million) resulting from improved rail performance.

Peabody Energy Corporation	2023 Form 10-K	63

Other U.S. Thermal. The decrease in segment revenue during the year ended December 31, 2023 compared to the prior year was due to unfavorable volumes ($107.2 million) resulting from decreased demand, offset by favorable realized prices ($43.2 million).
Corporate and Other. Segment revenue increased during the year ended December 31, 2023 compared to the prior year due to net unrealized mark-to-market gains on derivative contracts related to forecasted coal sales in the current year compared to net unrealized mark-to-market losses in the prior year ($194.8 million) and revenue related to the Company’s assignment of rights to its excess port and rail capacity ($25.9 million).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

			(Decrease) Increase to
	Year Ended December 31,		Adjusted EBITDA
	2023	2022	$	%
	(Dollars in millions)
Seaborne Thermal	$576.8	$647.6	$(70.8)	(10.9)%
Seaborne Metallurgical	438.1	781.7	(343.6)	(44.0)%
Powder River Basin	153.7	68.2	85.5	125.4%
Other U.S. Thermal	207.5	242.4	(34.9)	(14.4)%
Corporate and Other	(12.2)	104.8	(117.0)	(111.6)%
Adjusted EBITDA (1)	$1,363.9	$1,844.7	$(480.8)	(26.1)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the year ended December 31, 2023 compared to the same period in the prior year as a result of lower realized prices net of sales sensitive costs ($248.7 million) and unfavorable operational costs ($55.7 million) resulting from higher costs for repairs, maintenance and labor. The decreases were offset by favorable export volumes ($228.1 million).
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the year ended December 31, 2023 compared to the same period in the prior year due to lower realized prices net of sales sensitive costs ($285.4 million) and unfavorable operational costs ($54.0 million) resulting from higher costs for repairs, maintenance and labor at the Australian operations.
Powder River Basin. Segment Adjusted EBITDA increased during the year ended December 31, 2023 compared to the same period in the prior year as a result of favorable commodity pricing and usage ($33.4 million); favorable volumes ($24.7 million); higher realized prices net of sales sensitive costs ($19.1 million); and decreased overburden removal costs ($14.5 million). The increases were partially offset by higher costs for materials, services, repairs and labor ($9.4 million) due in part to timing, increased repairs for an aging equipment fleet and inflationary pressures on materials and services.
Other U.S. Thermal. Segment Adjusted EBITDA decreased during the year ended December 31, 2023 compared to the same period in the prior year due to unfavorable volumes ($76.8 million) and higher costs for labor ($14.2 million) due in part to increased headcounts. These decreases were offset by higher realized prices net of sales sensitive costs ($32.3 million) and favorable commodity pricing ($19.4 million).

Peabody Energy Corporation	2023 Form 10-K	64

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

			(Decrease) Increase
	Year Ended December 31,		to Income
	2023	2022	$	%
	(Dollars in millions)
Middlemount (1)	$13.2	$132.8	$(119.6)	(90.1)%
Resource management activities (2)	21.0	29.3	(8.3)	(28.3)%
Selling and administrative expenses	(90.7)	(88.8)	(1.9)	(2.1)%
Other items, net (3)	44.3	31.5	12.8	40.6%
Corporate and Other Adjusted EBITDA	$(12.2)	$104.8	$(117.0)	(111.6)%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference.
(2)Includes gains (losses) on certain surplus coal reserve, coal resource and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the Centurion Mine and expenses related to the Company’s other commercial activities.
Corporate and Other Adjusted EBITDA decreased during the year ended December 31, 2023 compared to the same period in the prior year due to unfavorable variances in Middlemount’s results driven by a 30% decrease in sales pricing and lower sales volumes, offset by revenue related to the Company’s assignment of rights to its excess port and rail capacity ($25.9 million).
Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

			(Decrease) Increase to Income
	Year Ended December 31,
	2023	2022	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$1,363.9	$1,844.7	$(480.8)	(26.1)%
Depreciation, depletion and amortization	(321.4)	(317.6)	(3.8)	(1.2)%
Asset retirement obligation expenses	(50.5)	(49.4)	(1.1)	(2.2)%
Restructuring charges	(3.3)	(2.9)	(0.4)	(13.8)%
Asset impairment	(2.0)	(11.2)	9.2	82.1%
Provision for NARM and Shoal Creek losses	(40.9)	—	(40.9)	n.m.
Changes in amortization of basis difference related to equity affiliates	1.6	2.3	(0.7)	(30.4)%
Interest expense	(59.8)	(140.3)	80.5	57.4%
Net loss on early debt extinguishment	(8.8)	(57.9)	49.1	84.8%
Interest income	76.8	18.4	58.4	317.4%
Net mark-to-market adjustment on actuarially determined liabilities	0.3	27.8	(27.5)	(98.9)%
Unrealized gains (losses) on derivative contracts related to forecasted sales	159.0	(35.8)	194.8	544.1%
Unrealized gains (losses) on foreign currency option contracts	7.4	(2.3)	9.7	421.7%
Take-or-pay contract-based intangible recognition	2.5	2.8	(0.3)	(10.7)%
Income tax (provision) benefit	(308.8)	38.8	(347.6)	(895.9)%
Income from continuing operations, net of income taxes	$816.0	$1,317.4	$(501.4)	(38.1)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Peabody Energy Corporation	2023 Form 10-K	65

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

			Increase (Decrease)
	Year Ended December 31,		to Income
	2023	2022	$	%
	(Dollars in millions)
Seaborne Thermal	$(103.7)	$(114.4)	$10.7	9.4%
Seaborne Metallurgical	(91.5)	(88.8)	(2.7)	(3.0)%
Powder River Basin	(48.8)	(42.5)	(6.3)	(14.8)%
Other U.S. Thermal	(69.0)	(62.2)	(6.8)	(10.9)%
Corporate and Other	(8.4)	(9.7)	1.3	13.4%
Total	$(321.4)	$(317.6)	$(3.8)	(1.2)%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Year Ended December 31,
	2023	2022
Seaborne Thermal	$2.13	$2.61
Seaborne Metallurgical	2.16	2.55
Powder River Basin	0.31	0.32
Other U.S. Thermal	1.23	1.23
The decreases in the weighted-average depletion rate per ton for both the Seaborne Thermal and the Seaborne Metallurgical segments during the year ended December 31, 2023 compared to the same period in the prior year reflects the impact of volume and mix variances across the segment.
Asset Impairment. The Company recognized $2.0 million in aggregate asset impairment charges during the year ended December 31, 2023 related to an investment in equity securities. Aggregate asset impairment charges of $11.2 million recognized during the prior year were related to the sale of certain land interests and an investment in equity securities. Refer to Note 3. “Asset Impairment” to the accompanying consolidated financial statements for further information regarding the nature and composition of those charges, which information is incorporated herein by reference.
Provision for NARM and Shoal Creek Losses. A provision of $40.9 million was recorded during the year ended December 31, 2023 for losses and ongoing incremental repair costs related to the events at NARM and the Shoal Creek Mine, as discussed in Note 17. “Other Events” to the accompanying consolidated financial statements.
Interest Expense. The decrease in interest expense during the year ended December 31, 2023 compared to the prior year primarily reflects debt retirements completed by the Company during 2022 as further described in Note 10. “Long-term Debt” to the accompanying consolidated financial statements.
Net Loss on Early Debt Extinguishment. The net loss on early debt extinguishment recognized during the year ended December 31, 2023 was primarily related to the Company’s terminated letter of credit facility, as further discussed in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to the accompanying consolidated financial statements. The net loss on early debt extinguishment recognized during the prior year was primarily related to the redemption of existing notes, as further discussed in Note 10. “Long-term Debt” to the accompanying consolidated financial statements.
Interest Income. The increase in interest income during the year ended December 31, 2023 compared to the prior year was primarily due to higher cash balances, including restricted cash balances on which the Company earns interest, and higher interest rates in the current year.
Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. The gain recorded during the year ended December 31, 2023 was driven by the favorable impacts of changes for the postretirement benefit plans related to updated claims experience ($5.4 million) and mark-to-market gains on pension and postretirement benefit plan assets ($3.9 million). These increases were offset by decreases to the discount rates for all actuarially determined liabilities ($6.4 million) and a negative adjustment related to Peabody’s black lung liabilities ($2.6 million).

Peabody Energy Corporation	2023 Form 10-K	66

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
Income Tax (Provision) Benefit. The income tax provision recorded during the year ended December 31, 2023 was primarily due to no valuation allowance offsetting earnings in Australia in the current year, whereas the prior year income tax benefit was driven by the release of the valuation allowance related to Australian NOLs. Refer to Note 8. “Income Taxes” to the accompanying consolidated financial statements for additional information.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

			(Decrease) Increase
	Year Ended December 31,		to Income
	2023	2022	$	%
	(Dollars in millions)
Income from continuing operations, net of income taxes	$816.0	$1,317.4	$(501.4)	(38.1)%
(Loss) income from discontinued operations, net of income taxes	(0.4)	1.7	(2.1)	(123.5)%
Net income	815.6	1,319.1	(503.5)	(38.2)%
Less: Net income attributable to noncontrolling interests	56.0	22.0	34.0	154.5%
Net income attributable to common stockholders	$759.6	$1,297.1	$(537.5)	(41.4)%
Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests during the year ended December 31, 2023 compared to the prior year period was primarily due to stronger financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted EPS
The following table presents diluted EPS:

			Decrease to
	Year Ended December 31,		EPS
	2023	2022	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$5.00	$8.29	$(3.29)	(39.7)%
Income from discontinued operations	—	0.02	(0.02)	(100.0)%
Net income attributable to common stockholders	$5.00	$8.31	$(3.31)	(39.8)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 154.3 million and 157.2 million for the years ended December 31, 2023 and 2022, respectively.

Peabody Energy Corporation	2023 Form 10-K	67

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

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Income from continuing operations, net of income taxes	$816.0	$1,317.4
Depreciation, depletion and amortization	321.4	317.6
Asset retirement obligation expenses	50.5	49.4
Restructuring charges	3.3	2.9
Asset impairment	2.0	11.2
Provision for NARM and Shoal Creek losses	40.9	—
Changes in amortization of basis difference related to equity affiliates	(1.6)	(2.3)
Interest expense	59.8	140.3
Net loss on early debt extinguishment	8.8	57.9
Interest income	(76.8)	(18.4)
Net mark-to-market adjustment on actuarially determined liabilities	(0.3)	(27.8)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(159.0)	35.8
Unrealized (gains) losses on foreign currency option contracts	(7.4)	2.3
Take-or-pay contract-based intangible recognition	(2.5)	(2.8)
Income tax provision (benefit)	308.8	(38.8)
Total Adjusted EBITDA	$1,363.9	$1,844.7
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below:

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Operating costs and expenses	$3,385.1	$3,290.8
Unrealized gains (losses) on foreign currency option contracts	7.4	(2.3)
Take-or-pay contract-based intangible recognition	2.5	2.8
Net periodic benefit credit, excluding service cost	(41.6)	(49.0)
Total Reporting Segment Costs	$3,353.4	$3,242.3
The following table presents Total Reporting Segment Costs by reporting segment:

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Seaborne Thermal	$752.9	$698.0
Seaborne Metallurgical	863.8	835.2
Powder River Basin	1,044.4	997.3
Other U.S. Thermal	680.7	709.8
Corporate and Other	11.6	2.0
Total Reporting Segment Costs	$3,353.4	$3,242.3
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.

Peabody Energy Corporation	2023 Form 10-K	68

The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Year Ended December 31, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	15.5	6.9	87.2	16.2

Revenue	$1,329.7	$1,301.9	$1,198.1	$888.2
Total Reporting Segment Costs	752.9	863.8	1,044.4	680.7
Adjusted EBITDA	$576.8	$438.1	$153.7	$207.5

Revenue per Ton	$85.94	$188.66	$13.74	$54.77
Costs per Ton	48.66	125.18	11.98	41.98
Adjusted EBITDA Margin per Ton	$37.28	$63.48	$1.76	$12.79

	Year Ended December 31, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	15.6	6.6	82.6	18.4

Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2
Total Reporting Segment Costs	698.0	835.2	997.3	709.8
Adjusted EBITDA	$647.6	$781.7	$68.2	$242.4

Revenue per Ton	$86.07	$243.78	$12.89	$51.82
Costs per Ton	44.65	125.92	12.06	38.63
Adjusted EBITDA Margin per Ton	$41.42	$117.86	$0.83	$13.19
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

Year Ended December 31, 2023
(Dollars in millions)
Net cash provided by operating activities	$1,035.5
- Net cash used in investing activities	(342.6)
- Distributions to noncontrolling interests	(59.0)
+/- Changes to restricted cash and collateral	90.2
- Anticipated expenditures or other requirements	—
Available Free Cash Flow	$724.1
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves, coal resources and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, finance and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral and margining requirements, dividends, share repurchases and selling and administrative expenses. The Company has also used cash for early debt retirements.

Peabody Energy Corporation	2023 Form 10-K	69

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
Liquidity
As of December 31, 2023, the Company’s cash and cash equivalents balances totaled $969.3 million, including approximately $553 million held by Australian subsidiaries, approximately $400 million held by U.S. subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the year ended December 31, 2023, the Company repatriated approximately $250 million through intercompany dividends. If additional foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity decreased from $1,317.8 million as of December 31, 2022 to $1,059.7 million as of December 31, 2023. Available liquidity was comprised of the following:

	December 31,
	2023	2022
	(Dollars in millions)
Cash and cash equivalents	$969.3	$1,307.3
Credit facility availability	—	3.5
Accounts receivable securitization program availability	90.4	7.0
Total liquidity	$1,059.7	$1,317.8
Capital Returns to Shareholders
The Company repurchased approximately 16.1 million shares of its common stock for $350.3 million and paid dividends of $30.6 million during the year ended December 31, 2023.
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
Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represented a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and will vary prospectively as bonding levels increase or decrease. The amendment also removed restrictions on the payment of dividends and share repurchases, and extended the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $555.2 million at December 31, 2023. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements, which commenced for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.

Peabody Energy Corporation	2023 Form 10-K	70

To fund the maximum collateral amount, the Company deposited $566.3 million into trust accounts for the benefit of certain surety providers on March 31, 2023. The remainder was comprised of $140.5 million of existing cash-collateralized letters of credit and $15.0 million already held on behalf of a surety provider. The amendment became effective on April 14, 2023, when the Company terminated a then-existing credit agreement which, as amended, provided for $237.2 million of capacity for irrevocable standby letters of credit (LC Facility). The $223.8 million of letters of credit that were outstanding under the LC Facility at March 31, 2023 were cancelled upon its termination and, in certain cases, replaced by cash-collateralized letters of credit or letters of credit issued under the Company’s accounts receivable securitization program.
At December 31, 2023 the Company had restricted cash and collateral of $957.6 million.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At December 31, 2023, letters of credit of $167.0 million were outstanding under the agreement, which were collateralized by cash of $172.0 million.
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
During the year ended December 31, 2023, the Company’s coal derivative contracts with margin requirements were settled and margin postings declined from $255.5 million at December 31, 2022 to zero at December 31, 2023.
Revolving Credit Facility
On January 18, 2024, the Company established a new revolving credit facility with a maximum aggregate principal amount of $320.0 million in revolving commitments by entering into a credit agreement, dated as of January 18, 2024 (the 2024 Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto.
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option.
The 2024 Credit Agreement contains customary covenants that, among other things and subject to certain exceptions (including compliance with financial ratios), may limit the Company and its subsidiaries’ ability to incur additional indebtedness, make certain restricted payments or investments, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets. The 2024 Credit Agreement is secured by substantially all assets of the Company and its U.S. subsidiaries, as well as a pledge of two Australian subsidiaries.

Peabody Energy Corporation	2023 Form 10-K	71

Indebtedness
The Company’s total indebtedness as of December 31, 2023 and 2022 is presented in the table below.

	December 31,
Debt Instrument (defined below, as applicable)	2023	2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	22.3	23.6
Less: Debt issuance costs	(8.1)	(9.8)
	334.2	333.8
Less: Current portion of long-term debt	13.5	13.2
Long-term debt	$320.7	$320.6
During 2022, the Company utilized various methods allowable or required under its then-existing debt agreements to retire all of its senior secured long-term debt, leaving only its 2028 Convertible Notes, which are further described below, and various finance lease obligations outstanding at December 31, 2022.
The Company’s remaining indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at December 31, 2023, of approximately $25 million in 2024, $16 million in 2025, $13 million in 2026, $12 million in 2027 and $325 million in 2028.
Cash interest payments amounted to $61.9 million, $118.5 million and $174.9 million during the years ended December 31, 2023, 2022, and 2021, respectively.
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
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bear interest at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year.
During the fourth quarter of 2022, the Company’s reported common stock prices prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were convertible at the option of the holders during the first quarter of 2023. However, the Company did not receive any conversion requests.
During the year ended December 31, 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the remainder of 2023, and will not be similarly convertible during the first quarter of 2024.
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
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at December 31, 2023. The April 2023 termination of the Company’s then-existing credit agreement and related letter of credit facility, as described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, eliminated the related compliance requirements as of March 31, 2023 and prospectively.

Peabody Energy Corporation	2023 Form 10-K	72

Accounts Receivable Securitization Program
As described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At December 31, 2023, the Company had no outstanding borrowings and $108.1 million of letters of credit outstanding under the program, which were primarily in support of portions of the Company’s reclamation obligations. The Company was not required to post cash collateral under the securitization program at December 31, 2023.
Capital Expenditures
For 2024, the Company is targeting total capital expenditures of approximately $375 million. Approximately $235 million of such amount is appropriated to major projects and growth capital expenditures, including approximately $150 million for the redevelopment of the Company’s Centurion Mine.
Wards Well Acquisition
The Company anticipates closing the previously announced acquisition of the Wards Well area for approximately $136 million of cash consideration in 2024.
Other Requirements
The Company will incur significant future cash outflows for certain liabilities related to its prior mining activities and former employees. Such cash flows pertain to postretirement benefit plans, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and end-of-mine closure costs and exploration obligations and are estimated to amount to approximately $105 million in 2024, $80 million in 2025, $90 million in 2026, $85 million in 2027, $100 million in 2028 and $1,275 million thereafter.
The Company has various short- and long-term take-or-pay arrangements in Australia and the U.S. associated with rail and port commitments for the delivery of coal, including amounts relating to export facilities. The estimated future cash flows associated with such arrangements are approximately $103 million in 2024, $100 million in 2025, $100 million in 2026, $100 million in 2027, $100 million in 2028 and $685 million thereafter.
The Company’s operating lease commitments, excluding potential contingent rental amounts, will require cash payments of approximately $19 million in 2024, $15 million in 2025, $15 million in 2026, $13 million in 2027, $8 million in 2028 and $4 million thereafter.
Cash Flows
The following table summarizes the Company’s cash flows for the years ended December 31, 2023 and 2022, as reported in the accompanying consolidated financial statements. Available Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$1,035.5	$1,173.6
Net cash used in investing activities	(342.6)	(28.7)
Net cash used in financing activities	(460.3)	(681.6)
Net change in cash, cash equivalents and restricted cash	232.6	463.3
Cash, cash equivalents and restricted cash at beginning of period	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period	$1,650.2	$1,417.6

Available Free Cash Flow	$724.1

Peabody Energy Corporation	2023 Form 10-K	73

Operating Activities. The decrease in net cash provided by operating activities for the year ended December 31, 2023 compared to the prior year was driven by lower cash generated from mining operations, an increase in cash used for collateral requirements ($146.3 million) and cash used to settle disputed black lung claims ($72.0 million), offset by the receipt of cash in the current year and posting of cash in the prior year related to variation margin requirements associated with derivative financial instruments ($304.2 million) and the year-over-year increase in operating cash flow from working capital ($295.5 million).
Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2023 compared to the prior year was driven by lower cash receipts from Middlemount and other related parties ($169.2 million), higher capital expenditures and payments of capital accruals ($121.2 million) and lower cash receipts from the disposal of assets ($17.8 million).
Financing Activities. The decrease in net cash used in financing activities for the year ended December 31, 2023 compared to the prior year was driven by lower repayments of long-term-debt ($1,398.4 million) in the current year, offset by cash proceeds from common stock and debt issuances in the prior year ($222.0 million and $545.0 million, respectively) and common stock repurchases and dividends paid in the current year ($347.7 million and $30.6 million, respectively).
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
As of December 31, 2023, the Company was party to financial instruments with off-balance sheet risk in support of the following obligations:

	December 31, 2023
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,022.6	$117.3	$1,139.9
Letters of credit (2)	6.0	102.1	108.1
	1,028.6	219.4	1,248.0
Less: Letters of credit in support of surety bonds (3)	(6.0)	(12.2)	(18.2)
Obligations supported, net	$1,022.6	$207.2	$1,229.8
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
Not presented in the above table is $957.6 million of restricted cash and other balances serving as collateral which are included in the accompanying consolidated balance sheets at December 31, 2023, as described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, mandatory repurchases of credit facility capacity and amounts held directly with beneficiaries which are not supported by surety bonds.
At December 31, 2023, the Company had total asset retirement obligations of $702.8 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date. At December 31, 2023, the reclamation bonding requirements were supported by approximately $825 million of restricted cash and other balances serving as collateral, which exceeds the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.

Peabody Energy Corporation	2023 Form 10-K	74

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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The Company is also required under U.S. GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Asset Retirement Obligations. The Company’s asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, escalated for inflation and then discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. If the Company’s assumptions do not materialize as expected, actual cash expenditures and costs that it incurs could be materially different than currently estimated. Moreover, regulatory changes could increase its obligation to perform reclamation and mine closing activities. Amortization associated with the Company’s asset retirement obligation assets of $33.4 million for the year ended December 31, 2023 was included in “Depreciation, depletion and amortization” in the Company’s consolidated statements of operations. Asset retirement obligation expense, consisting of both accretion expense and changes in estimates for the Company’s inactive locations, for the year ended December 31, 2023 was $50.5 million and payments totaled $60.4 million. See Note 12. “Asset Retirement Obligations” to the accompanying consolidated financial statements for additional information regarding the Company’s asset retirement obligations.
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

Peabody Energy Corporation	2023 Form 10-K	75

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
No impairment charges related to long-lived assets of were recorded for the year ended December 31, 2023. When necessary, the assumptions used are based on the Company’s best knowledge at the time it prepares its analysis but can vary significantly due to the volatile and cyclical nature of coal prices and demand, regulatory issues, unforeseen mining conditions, commodity prices and cost of labor. These factors may cause the Company to be unable to recover all or a portion of the carrying value of its long-lived assets.
The Company identified certain assets with an aggregate carrying value of approximately $224 million at December 31, 2023 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
See Note 3. “Asset Impairment” to the accompanying consolidated financial statements for additional information regarding impairment charges.
Income Taxes. Peabody accounts for income taxes in accordance with accounting guidance which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. In its evaluation of the need for a valuation allowance, Peabody takes into account various factors, including taxable income in carryback years, reversals of existing taxable temporary differences, available tax planning strategies and the expected level of future taxable income. At December 31, 2023, the Company maintained valuation allowances for income taxes totaling $1,473.5 million. If actual results differ from the assumptions made in the annual evaluation of its valuation allowance, Peabody may record a change in valuation allowance through income tax expense in the period such determination is made.
Peabody’s liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. Peabody recognizes the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position must be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. At December 31, 2023, the Company had net unrecognized tax benefits of $8.7 million included in recorded liabilities in the consolidated balance sheet. Peabody believes that its judgments and estimates are reasonable; however, to the extent it prevails in matters for which liabilities have been established, or are required to pay amounts in excess of its recorded liabilities, the Company’s effective tax rate in a given period could be materially affected.
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

Peabody Energy Corporation	2023 Form 10-K	76

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
Accrued contingent liabilities exclude claims against third parties and are not discounted. The current portion of these accruals is included in “Accounts payables and accrued expenses” and the long-term portion is included in “Other noncurrent liabilities” in the Company’s consolidated balance sheets. In general, legal fees related to environmental remediation and litigation are charged to expense as incurred. The Company includes the interest component of any litigation-related penalties within “Interest expense” in its consolidated statements of operations. See Note 21. “Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion of the Company’s contingent liabilities.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
The potential for changes in the market value of the Company’s coal and freight-related trading, crude oil, diesel fuel and foreign currency contract portfolios, as applicable, and exposure to interest rate changes is referred to as “market risk.” The Company attempts to manage market price risks through diversification, controlling position sizes and executing hedging strategies. Due to a lack of quoted market prices and the long-term, illiquid nature of the positions, the Company has not quantified market price risk related to its non-trading, long-term coal supply agreement portfolio.
Coal Trading Activities and Related Commodity Price Risk
Peabody engages in direct and brokered trading of physical coal and freight-related commodities in over-the-counter markets. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. Peabody actively measures, monitors, manages and hedges market price risk due to current and anticipated trading activities to remain within risk limits prescribed by management. Peabody also uses its coal trading and brokerage platform to support various coal production-related activities. These transactions may involve coal to be produced from its mines, coal sourcing arrangements with third-party mining companies, joint venture positions with producers or offtake agreements with producers. While the support activities (such as the forward sale of coal to be produced and/or purchased) may ultimately involve instruments sensitive to market price risk, the sourcing of coal in these arrangements does not involve market risk sensitive instruments.
Peabody also monitors other types of risk associated with its coal trading activities, including credit, market liquidity and counterparty nonperformance.

Peabody Energy Corporation	2023 Form 10-K	77

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
Foreign Currency Risk
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements. As of December 31, 2023, the Company held average rate options with an aggregate notional amount of $456.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the six-month period ending June 30, 2024. As of December 31, 2023, the Company also held purchased collars with an aggregate notional amount of $483.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending September 30, 2024. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $185 to $195 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at December 31, 2023, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $116 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $179 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
Although Peabody believes its Australian dollar monetary asset position acts as a hedge to lessen the impact on its results from operations, the Company may continue to use options and collars to hedge its cash flow exposure to currency risk associated with anticipated Australian dollar operating expenditures.
Coal Price Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. Sales under such agreements comprised approximately 92%, 85% and 84% of its worldwide sales from its mining operations (by volume) for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had approximately 100 million tons of U.S. thermal coal priced and committed for 2024. This includes approximately 85 million tons of PRB coal and 15 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating 2024 thermal coal sales volumes from its Seaborne Thermal segment of 15 million to 16 million tons comprised of thermal export volume of 9 million to 11 million tons and domestic volume of 5.8 million tons. Peabody is estimating full year 2024 metallurgical coal sales from its Seaborne Metallurgical segment of 7.5 million to 8.5 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of December 31, 2023, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures, forwards and options.

Peabody Energy Corporation	2023 Form 10-K	78

Diesel Fuel Price Risk
The Company expects to consume 90 to 100 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $22 million based on its expected usage.
As of December 31, 2023, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contracts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances and its long-term debt.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at December 31, 2023, a one percentage point decrease in interest rates would result in a decrease of approximately $16 million to interest income.
As of December 31, 2023, Peabody had approximately $320 million of fixed-rate borrowings, no variable-rate borrowings outstanding and no interest rate swaps in place. A one percentage point increase in interest rates would result in a decrease of approximately $52 million in the estimated fair value of these borrowings.
Item 8.     Financial Statements and Supplementary Data.
See Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this report for the information required by this Item 8, which information is incorporated by reference herein.
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Peabody’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, Peabody’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023 were effective to provide reasonable assurance that the desired control objectives were achieved.
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
There have been no changes in Peabody’s internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Peabody Energy Corporation	2023 Form 10-K	79

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2023.
Peabody’s independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this annual report and issued an attestation report on Peabody’s internal control over financial reporting, as included herein.

/s/ James C. Grech	/s/ Mark A. Spurbeck
James C. Grech President and Chief Executive Officer	Mark A. Spurbeck Executive Vice President and Chief Financial Officer
February 23, 2024

Peabody Energy Corporation	2023 Form 10-K	80

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peabody Energy Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peabody Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young, LLP

St. Louis, Missouri

February 23, 2024

Peabody Energy Corporation	2023 Form 10-K	81

Item 9B.     Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K is included under the caption Proposal 1 - “Election of Directors” in Peabody’s 2024 Proxy Statement and in Part I, Item 1. “Business” of this report under the caption “Information About Our Executive Officers.” The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Stock Ownership,” “Additional Information Concerning the Board of Directors - Corporate Governance - Code of Business Conduct and Ethics” and “Additional Information Concerning the Board of Directors - Committee Overview - Audit Committee” in Peabody’s 2024 Proxy Statement. Such information is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Additional Information Concerning the Board of Directors - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Risk Assessment in Compensation Programs,” “Executive Compensation Tables,” “Pay Ratio Disclosure” and “Pay Versus Performance Disclosure” in Peabody’s 2024 Proxy Statement and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K is included under the caption “Stock Ownership - Security Ownership of Directors and Management and Certain Beneficial Owners” in Peabody’s 2024 Proxy Statement and is incorporated herein by reference.

Peabody Energy Corporation	2023 Form 10-K	82

Equity Compensation Plan Information
As required by Item 201(d) of Regulation S-K, the following table provides information regarding Peabody’s equity compensation plans as of December 31, 2023:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	113,040	(1)	$—	(2)	6,486,481
Equity compensation plans not approved by security holders	—		—		—
Total	113,040		$—		6,486,481
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
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by Items 404 and 407(a) of Regulation S-K is included under the captions “Review of Related Person Transactions” and “Additional Information Concerning the Board of Directors - Board Independence” in Peabody’s 2024 Proxy Statement and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
The information required by Item 9(e) of Schedule 14A is included under the caption “Audit Fees” in Peabody’s 2024 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of the Report
(1) Financial Statements.
The following consolidated financial statements of Peabody Energy Corporation and the report thereon of the independent registered public accounting firm are included herein on the pages indicated:

Peabody Energy Corporation	2023 Form 10-K	83

(2) Financial Statement Schedules.
The following financial statement schedule of Peabody Energy Corporation is at the page indicated:

Page
Valuation and Qualifying Accounts	F-61
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.
(3) Exhibits.
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1
Sale and Purchase Agreement dated as of October 26, 2023 by and between Stanmore SMC Pty Ltd, a wholly-owned subsidiary of Stanmore Resources Limited and Peabody (Bowen) Pty Ltd, a wholly-owned subsidiary of Peabody Energy Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed October 27, 2023).

2.2	Put and Call Option Deed between Stanmore SMC Pty Ltd and Peabody (Bowen) Pty Ltd. (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, filed October 27, 2023).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 3, 2017).
3.2	Second Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed December 8, 2023).
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

4.7†	Description of Securities
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

Peabody Energy Corporation	2023 Form 10-K	84

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

Peabody Energy Corporation	2023 Form 10-K	85

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

10.27
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

10.29
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

10.30
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

10.31
Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2017).

10.32
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.128 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.33
Settlement Agreement dated as of March 13, 2017 by and among the Registrant, certain subsidiaries of the Registrant, and the United Mine Workers of America 1974 Pension Plan and Trust (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017).

10.34
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

10.35
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

Peabody Energy Corporation	2023 Form 10-K	86

10.36
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

10.37
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

10.38
Credit Agreement dated as of April 3, 2017, among the Registrant, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.39
Amendment No. 1 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of September 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 18, 2017).

10.40
Amendment No. 2 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of November 17, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 20, 2017).

10.41
Amendment No. 3 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 19, 2017).

10.42
Amendment No. 4 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of April 11, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 11, 2018).

10.43
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

10.44
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

10.45
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

10.47
Credit Agreement, dated as of January 29, 2021, among the Co-Issuers, as borrowers, Peabody Energy Corporation, as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.48*	Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed April 3, 2017).
10.49
Registration Rights Agreement, dated as of April 3. 2017, among the Registrant and the stockholders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed, April 3, 2017).

10.50	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.51*
Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

Peabody Energy Corporation	2023 Form 10-K	87

10.52*
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.53*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.54*
Form of Performance Share Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan. (Incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.55	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.56*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.57*
Form of Restricted Stock Unit Agreement (ELT Level 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.75 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.58*
Form of Restricted Stock Unit Agreement (Director Level and Above 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.76 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.59*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.60*
Form of Restricted Stock Unit Agreement (Director Level and Above 2020 Off-Cycle Award) under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.61*
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

10.64*
Form of Amendment No. 1 to 2021 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 5, 2021).

10.65*
Form of 2022 Service-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees) (Incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.66*
Form of 2022 Performance-Based Cash Award Agreement under the Peabody Energy Corporation 2017 Incentive Plan (US Employees) (Incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.67*
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

Peabody Energy Corporation	2023 Form 10-K	88

10.72* †	Form of 2024 Performance Unit Agreement (with cash) (ELT Level) under the Peabody Energy Corporation 2017 Incentive Plan.
10.73* †	Form of 2024 Restricted Stock Unit Agreement (ELT Level) under the Peabody Energy Corporation 2017 Incentive Plan.
10.74* †	Form of 2024 Service-Based Cash Award Agreement (ELT Level) under the Peabody Energy Corporation 2017 Incentive Plan.
10.75
Agreement, dated as of February 4, 2020, by and among Peabody Energy Corporation, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 5, 2020).

10.76
Management Services Agreement, dated as of August 4, 2020, by and between Peabody Investments Corp. and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.77
Management Services Agreement, dated as of August 4, 2020, by and between Peabody Energy Australia Pty Ltd and each of the Client Companies listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.78
Transaction Support Agreement, dated as of November 6, 2020, between Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation and the Participating Sureties (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.79
Transaction Support Agreement, dated as of December 24, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 28, 2020).

10.80
Amended and Restated Transaction Support Agreement, dated as of December 31, 2020, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 4, 2021).

10.81
First Amendment to Amended and Restated Transaction Support Agreement, dated as of January 29, 2021, between Peabody, certain subsidiaries of Peabody, the Revolving Lenders, the Administrative Agent, and the Consenting Noteholders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021).

10.82
Agreement for Irrevocable Standby Letters of Credit, dated as of February 17, 2022, between Peabody and Goldman Sachs Bank USA (Incorporated by reference to Exhibit 10.89 of the Registrant’s Annual Report on Form 10-K, filed February 18, 2022).

10.83
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

10.84
Credit Agreement, dated March 7, 2022, by and among Peabody Energy Corporation, as borrower, Goldman Sachs Lending Partners LLC, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 7, 2022).

10.85
Commitment Agreement, dated March 23, 2022, by and among Peabody Investments Corp., The Prudential Insurance Company of America and Fiduciary Counselors Inc. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 10-Q, filed May 5, 2022).

10.86
Amendment No. 1 to Credit Agreement, dated as of March 7, 2022, among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.85 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2023).

10.87
Amendment No. 2 to Credit Agreement, dated as of April 29, 2022, among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.86 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2023).

10.88
Amendment No. 3 to Credit Agreement, dated as of February 3, 2023, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2023).

10.89
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

Peabody Energy Corporation	2023 Form 10-K	89

10.90
Amendment to Surety Transaction Support Agreement and Surety Term Sheet, dated as of April 14, 2023, by and among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto and the providers of its surety program (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 17, 2023).

10.91*	Peabody Investments Corp. 2023 Supplemental Employee Retirement Account (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2023).
10.92
Credit Agreement, dated as of January 18, 2024, among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K file January 18, 2024).

21†	List of Subsidiaries.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2†	Consents of Qualified Persons for Technical Report Summary for the North Antelope Rochelle Mine.
23.3†	Consents of Qualified Persons for Technical Report Summary for the Wilpinjong Mine.
23.4†	Consents of Qualified Persons for Technical Report Summary for the Centurion Mine.
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

96.2†	Technical Report Summary for the Wilpinjong Mine, effective as of December 31, 2023.
96.3†	Technical Report Summary for the Centurion Mine, effective as of December 31, 2023
97†	Peabody Energy Corporation Clawback Policy, effective as of August 3, 2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

†	Filed herewith.
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
Item 16.Form 10-K Summary.
None.

Peabody Energy Corporation	2023 Form 10-K	90

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ JAMES C. GRECH
James C. Grech President and Chief Executive Officer
Date: February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. GRECH	President and Chief Executive Officer, Director (principal executive officer)	February 23, 2024
James C. Grech

/s/ MARK A. SPURBECK	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2024
Mark A. Spurbeck

/s/ SAMANTHA ALGAZE	Director	February 23, 2024
Samantha Algaze

/s/ M. KATHERINE BANKS	Director	February 23, 2024
M. Katherine Banks

/s/ ANDREA BERTONE	Director	February 23, 2024
Andrea Bertone

/s/ BILL CHAMPION	Director	February 23, 2024
Bill Champion

/s/ NICHOLAS CHIREKOS	Director	February 23, 2024
Nicholas Chirekos

/s/ STEPHEN GORMAN	Director	February 23, 2024
Stephen Gorman

/s/ JOE LAYMON	Director	February 23, 2024
Joe Laymon

/s/ ROBERT MALONE	Chairman	February 23, 2024
Robert Malone

/s/ DAVID MILLER	Director	February 23, 2024
David Miller

Peabody Energy Corporation	2023 Form 10-K	91

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Peabody Energy Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Peabody Energy Corporation	2023 Form 10-K	F-1

Asset Retirement Obligation Liability
Description of the Matter	At December 31, 2023, the Company’s asset retirement obligation (ARO) liabilities totaled $702.8 million. As discussed in Note 1 and Note 12 of the consolidated financial statements, the Company estimates its ARO liabilities in the U.S. and Australia for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. The Company records an ARO asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. As changes in estimates occur, the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

Auditing the Company’s ARO liabilities was complex because the calculation involves subjective assumptions related to estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for ARO liabilities, including controls over management’s review of the ARO calculation and the significant assumptions and data inputs described above.

Our audit procedures included, among others, evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its estimate of ARO liabilities. To assess the estimates of disturbed acreage, estimates of future costs to reclaim the disturbed acreage, and the timing of these cash flows, we evaluated significant changes from the prior estimate, evaluated consistency between timing of reclamation activities and projected mine life, evaluated the estimated costs based on mine type, compared anticipated costs to recent operating or third-party data, and recalculated management's estimate. Additionally, we involved our specialists to assist in our assessment of the Company’s ARO liability. As part of this effort, our specialists interviewed members of the Company’s engineering staff, assessed the completeness of the mine reclamation estimate with respect to meeting mine closure and post closure plan regulatory requirements, and tested the accuracy and completeness of the underlying data used in the engineering estimates and assessed the significant assumptions discussed above.

/s/  Ernst & Young, LLP

We have served as the Company’s auditor since 1991.

St. Louis, Missouri

February 23, 2024

Peabody Energy Corporation	2023 Form 10-K	F-2

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions, except per share data)
Revenue	$4,946.7	$4,981.9	$3,318.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	3,385.1	3,290.8	2,553.1
Depreciation, depletion and amortization	321.4	317.6	308.7
Asset retirement obligation expenses	50.5	49.4	44.7
Selling and administrative expenses	90.7	88.8	84.9
Restructuring charges	3.3	2.9	8.3
Other operating (income) loss:
Net gain on disposals	(15.0)	(29.2)	(31.5)
Asset impairment	2.0	11.2	—
Provision for NARM and Shoal Creek losses	40.9	—	—
Income from equity affiliates	(6.9)	(131.2)	(82.1)
Operating profit	1,074.7	1,381.6	432.2
Interest expense	59.8	140.3	183.4
Net loss (gain) on early debt extinguishment	8.8	57.9	(33.2)
Interest income	(76.8)	(18.4)	(6.5)
Net periodic benefit credit, excluding service cost	(41.6)	(49.0)	(38.3)
Net mark-to-market adjustment on actuarially determined liabilities	(0.3)	(27.8)	(43.4)
Income from continuing operations before income taxes	1,124.8	1,278.6	370.2
Income tax provision (benefit)	308.8	(38.8)	22.8
Income from continuing operations, net of income taxes	816.0	1,317.4	347.4
(Loss) income from discontinued operations, net of income taxes	(0.4)	1.7	24.0
Net income	815.6	1,319.1	371.4
Less: Net income attributable to noncontrolling interests	56.0	22.0	11.3
Net income attributable to common stockholders	$759.6	$1,297.1	$360.1

Income from continuing operations:
Basic income per share	$5.52	$9.12	$3.03
Diluted income per share	$5.00	$8.29	$3.00
Net income attributable to common stockholders:
Basic income per share	$5.52	$9.13	$3.24
Diluted income per share	$5.00	$8.31	$3.22
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2023 Form 10-K	F-3

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net income	$815.6	$1,319.1	$371.4
Postretirement plans (net of $0.0 tax provisions in each period)	(53.8)	(53.8)	93.1
Foreign currency translation adjustment	0.9	(1.6)	(1.0)
Other comprehensive (loss) income, net of income taxes	(52.9)	(55.4)	92.1
Comprehensive income	762.7	1,263.7	463.5
Less: Net income attributable to noncontrolling interests	56.0	22.0	11.3
Comprehensive income attributable to common stockholders	$706.7	$1,241.7	$452.2
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2023 Form 10-K	F-4

PEABODY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$969.3	$1,307.3
Accounts receivable, net of allowance for credit losses of $0.0 at December 31, 2023 and 2022	389.7	465.5
Inventories, net	351.8	296.1
Other current assets	308.9	303.6
Total current assets	2,019.7	2,372.5
Property, plant, equipment and mine development, net	2,844.1	2,865.0
Operating lease right-of-use assets	61.9	26.9
Restricted cash and collateral	957.6	187.4
Investments and other assets	78.8	84.3
Deferred income taxes	—	74.7
Total assets	$5,962.1	$5,610.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13.5	$13.2
Accounts payable and accrued expenses	965.5	905.5
Total current liabilities	979.0	918.7
Long-term debt, less current portion	320.7	320.6
Deferred income taxes	28.6	20.4
Asset retirement obligations, less current portion	648.6	665.8
Accrued postretirement benefit costs	148.4	156.5
Operating lease liabilities, less current portion	47.7	11.0
Other noncurrent liabilities	181.6	223.0
Total liabilities	2,354.6	2,316.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of December 31, 2023 or 2022	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of December 31, 2023 or 2022	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 188.6 shares issued and 128.7 shares outstanding as of December 31, 2023 and 187.1 shares issued and 143.9 shares outstanding as of December 31, 2022	1.9	1.9
Additional paid-in capital	3,983.0	3,975.9
Treasury stock, at cost — 59.9 and 43.2 common shares as of December 31, 2023 and 2022	(1,740.2)	(1,372.9)
Retained earnings	1,112.7	383.9
Accumulated other comprehensive income	189.6	242.5
Peabody Energy Corporation stockholders’ equity	3,547.0	3,231.3
Noncontrolling interests	60.5	63.5
Total stockholders’ equity	3,607.5	3,294.8
Total liabilities and stockholders’ equity	$5,962.1	$5,610.8
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2023 Form 10-K	F-5

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$815.6	$1,319.1	$371.4
Loss (income) from discontinued operations, net of income taxes	0.4	(1.7)	(24.0)
Income from continuing operations, net of income taxes	816.0	1,317.4	347.4
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	321.4	317.6	308.7
Noncash interest expense, net	4.6	17.7	21.3
Deferred income taxes	82.9	(81.6)	(7.5)
Noncash share-based compensation	6.9	8.4	10.0
Asset impairment	2.0	11.2	—
Noncash provision for NARM and Shoal Creek losses	33.7	—	—
Net gain on disposals	(15.0)	(29.2)	(31.5)
Noncash income from port and rail capacity assignment	(9.6)	—	—
Net loss (gain) on early debt extinguishment	8.8	57.9	(33.2)
Income from equity affiliates	(6.9)	(131.2)	(82.1)
Foreign currency option contracts	(7.4)	2.3	5.8
Changes in current assets and liabilities:
Accounts receivable	88.4	(115.0)	(105.6)
Inventories	(59.7)	(69.4)	35.0
Other current assets	0.9	(29.3)	(57.6)
Accounts payable and accrued expenses	120.2	68.0	128.1
Collateral arrangements	(199.6)	(53.3)	(6.3)
Asset retirement obligations	(10.3)	(22.3)	6.8
Workers’ compensation obligations	1.2	(0.9)	(2.0)
Postretirement benefit obligations	(61.9)	(109.3)	(108.2)
Pension obligations	(1.3)	18.6	11.6
Other, net	1.0	2.7	—
Net cash provided by continuing operations	1,116.3	1,180.3	440.7
Net cash used in discontinued operations	(80.8)	(6.7)	(20.7)
Net cash provided by operating activities	1,035.5	1,173.6	420.0
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2023 Form 10-K	F-6

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(348.3)	(221.5)	(183.1)
Changes in accrued expenses related to capital expenditures	2.9	(2.7)	7.4
Proceeds from disposal of assets, net of receivables	22.8	40.6	17.8
Contributions to joint ventures	(741.6)	(645.9)	(485.6)
Distributions from joint ventures	721.7	631.6	470.8
Advances to related parties	(0.5)	(1.5)	(0.5)
Cash receipts from Middlemount Coal Pty Ltd and other related parties	2.6	171.8	44.7
Other, net	(2.2)	(1.1)	(3.0)
Net cash used in investing activities	(342.6)	(28.7)	(131.5)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	545.0	—
Repayments of long-term debt	(9.0)	(1,407.4)	(285.3)
Payment of debt issuance and other deferred financing costs	(0.3)	(21.1)	(22.5)
Proceeds from common stock issuances, net of costs	—	222.0	269.8
Common stock repurchases	(347.7)	—	—
Repurchase of employee common stock relinquished for tax withholding	(13.7)	(2.6)	(1.4)
Dividends paid	(30.6)	—	—
Distributions to noncontrolling interests	(59.0)	(17.5)	(4.0)
Net cash used in financing activities	(460.3)	(681.6)	(43.4)
Net change in cash, cash equivalents and restricted cash	232.6	463.3	245.1
Cash, cash equivalents and restricted cash at beginning of period (1)	1,417.6	954.3	709.2
Cash, cash equivalents and restricted cash at end of period (2)	$1,650.2	$1,417.6	$954.3

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$1,307.3
Restricted cash included in “Restricted cash and collateral”	110.3
Cash, cash equivalents and restricted cash at beginning of period	$1,417.6

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$969.3
Restricted cash included in “Restricted cash and collateral”	680.9
Cash, cash equivalents and restricted cash at end of period	$1,650.2
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2023 Form 10-K	F-7

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions, except per share data)
December 31, 2020	$1.4	$3,364.6	$(1,368.9)	$(1,273.3)	$205.8	$51.7	$981.3
Net income	—	—	—	360.1	—	11.3	371.4
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	93.1	—	93.1
Foreign currency translation adjustment	—	—	—	—	(1.0)	—	(1.0)
Share-based compensation for equity-classified awards	—	10.0	—	—	—	—	10.0
Common stock issued in exchange for debt retirement	0.1	101.8	—	—	—	—	101.9
Common stock issuances, net of costs	0.3	269.2	—	—	—	—	269.5
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.4)	—	—	—	(1.4)
Distributions to noncontrolling interests	—	—	—	—	—	(4.0)	(4.0)
December 31, 2021	$1.8	$3,745.6	$(1,370.3)	$(913.2)	$297.9	$59.0	$1,820.8
Net income	—	—	—	1,297.1	—	22.0	1,319.1
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	(53.8)	—	(53.8)
Foreign currency translation adjustment	—	—	—	—	(1.6)	—	(1.6)
Share-based compensation for equity-classified awards	—	8.4	—	—	—	—	8.4
Common stock issuances, net of costs	0.1	221.9	—	—	—	—	222.0
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.6)	—	—	—	(2.6)
Distributions to noncontrolling interests	—	—	—	—	—	(17.5)	(17.5)
December 31, 2022	$1.9	$3,975.9	$(1,372.9)	$383.9	$242.5	$63.5	$3,294.8
Net income	—	—	—	759.6	—	56.0	815.6
Dividends declared ($0.225 per share)	—	0.2	—	(30.8)	—	—	(30.6)
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	(53.8)	—	(53.8)
Foreign currency translation adjustment	—	—	—	—	0.9	—	0.9
Share-based compensation for equity-classified awards	—	6.9	—	—	—	—	6.9
Common stock repurchases	—	—	(347.7)	—	—	—	(347.7)
Net change in unsettled common stock repurchases	—	—	(2.6)	—	—	—	(2.6)
Excise tax accrued on common stock repurchases	—	—	(3.3)	—	—	—	(3.3)
Repurchase of employee common stock relinquished for tax withholding	—	—	(13.7)	—	—	—	(13.7)
Distributions to noncontrolling interests	—	—	—	—	—	(59.0)	(59.0)
December 31, 2023	$1.9	$3,983.0	$(1,740.2)	$1,112.7	$189.6	$60.5	$3,607.5
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2023 Form 10-K	F-8

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
Description of Business
The Company is engaged in the mining of thermal coal for sale primarily to electric utilities and metallurgical coal for sale to industrial customers. The Company’s mining operations are located in the United States (U.S.) and Australia, including an equity-affiliate mining operation in Australia. The Company also markets and brokers coal from other coal producers and trades coal and freight-related contracts. The Company’s other commercial activities include managing its coal reserves and resources and real estate holdings and supporting the development of clean coal technologies. Since 2022, the Company has partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
Newly Adopted Accounting Standards
The Company did not adopt any new accounting standards that had a material impact on its consolidated financial statements or disclosures.
Accounting Standards Not Yet Implemented
Joint Ventures. In August 2023, Accounting Standards Update (ASU) 2023-05 was issued, which requires joint ventures to recognize and measure the initial contributions of monetary and nonmonetary assets and its net assets at fair value. The Company is required to apply the amendments for joint ventures with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may apply the amendments retrospectively. The Company will apply the guidance to any newly formed joint ventures.
Segments. In November 2023, ASU 2023-07 was issued, which requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually; disclose significant expense categories and amounts that are easily computable from the management reports that are regularly provided to the chief operating decision maker (CODM); disclose how the CODM uses each reported measure to allocate resources; and disclose the name and title of the position of the individual identified as the CODM. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows and financial condition.
Income Taxes. In December 2023, ASU 2023-09 was issued, which requires public entities to disclose more information primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively, with a retrospective option. Early adoption is permitted. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows and financial condition.

Peabody Energy Corporation	2023 Form 10-K	F-9

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
The Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of the thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. A majority of these sales are executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and the Company’s typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a quarterly, spot or index basis. In the case of periodically negotiated pricing, the Company may deliver coal under provisional pricing until a final agreed-upon price is determined. Variable consideration resulting from provisional pricing arrangements is recognized based on the Company’s best estimate of the amount expected to be received at the time control is transferred to the customer that is not expected to result in a material reversal of revenue.
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

Peabody Energy Corporation	2023 Form 10-K	F-10

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Discontinued operations include certain former Seaborne Thermal and Other U.S. Thermal segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
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

Peabody Energy Corporation	2023 Form 10-K	F-11

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
Coal reserves and resources are recorded at cost, or at fair value in the case of nonmonetary exchanges of coal reserves and resources or business acquisitions.
Depletion of coal reserves and resources and amortization of advance royalties are computed using the units-of-production method utilizing expected recoverable tons (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized over the estimated lives of the mine using the straight-line method. Depreciation of plant and equipment is computed using the straight-line method over the shorter of the asset’s estimated useful life or the life of the mine. At December 31, 2023, the maximum estimated remaining life for any of the Company’s mines was 30 years. As such, the estimated useful lives of the building and improvements and machinery and equipment asset categories range from 1 to 30 years. The estimated life of leasehold improvements is the shorter of useful life or remaining life of the lease.
The Company leases coal reserves under agreements that require royalties to be paid as the coal is sold. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $448.3 million, $450.0 million and $263.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Peabody Energy Corporation	2023 Form 10-K	F-12

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

Peabody Energy Corporation	2023 Form 10-K	F-13

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

Peabody Energy Corporation	2023 Form 10-K	F-14

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
Included as a component of “Restructuring charges” in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were aggregate restructuring charges of $3.3 million, $2.9 million and $8.3 million, respectively, primarily associated with voluntary and involuntary workforce reductions. As of December 31, 2023, a $0.2 million accrual for restructuring charges remained in “Accounts payable and accrued expenses,” which is expected to be paid in the first quarter of 2024.
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

Peabody Energy Corporation	2023 Form 10-K	F-15

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
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. As quoted market prices are unavailable for the Company’s individual mining operations, fair value is determined through the use of an expected present value technique based on the income approach, except for non-strategic coal reserves, coal resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning. In those cases, a market approach is utilized based on the most comparable market multiples available. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived mining assets are derived from those developed in connection with the Company’s planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes. The most critical assumptions underlying the Company’s projections and fair value estimates include those surrounding future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, foreign currency exchange rates and a risk-adjusted, cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy), in addition to market multiples for non-strategic coal reserves, coal resources, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning (which generally constitute Level 2 inputs under the fair value hierarchy).
Refer to Note 3. “Asset Impairment” for details regarding impairment charges related to long-lived assets of $9.5 million recognized during the year ended December 31, 2022. There were no impairment charges related to long-lived assets during the years ended December 31, 2023 or 2021.
Fair Value
For assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Peabody Energy Corporation	2023 Form 10-K	F-16

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign Currency
Functional currency is determined by the primary economic environment in which an entity operates, which for the Company’s foreign operations is generally the U.S. dollar because sales prices in international coal markets and the Company’s sources of financing for those operations are denominated in that currency. Accordingly, substantially all of the Company’s consolidated foreign subsidiaries utilize the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement related to tax balances are included as a component of “Income tax provision (benefit),” while all other remeasurement gains and losses are included in “Operating costs and expenses” in the consolidated statements of operations. The total impact of foreign currency remeasurement on the consolidated statements of operations was a net gain of $5.3 million, $2.7 million, and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company owns a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. Middlemount utilizes the Australian dollar as its functional currency. Accordingly, the assets and liabilities of that equity investee are translated to U.S. dollars at the year-end exchange rate and income and expense accounts are translated at the average rate in effect during the year. The Company’s pro-rata share of the translation gains and losses of the equity investee are recorded as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. Australian dollar denominated stockholder loans to the Middlemount Mine, which are long term in nature, are considered part of the Company’s net investment in that operation. Accordingly, foreign currency gains or losses on those loans are recorded as a component of foreign currency translation adjustment. The Company recorded a net gain from foreign currency translation of $0.9 million for the year ended December 31, 2023 and net losses of $1.6 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.
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

Peabody Energy Corporation	2023 Form 10-K	F-17

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Use of Estimates in the Preparation of the Consolidated Financial Statements
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). In doing so, estimates and assumptions are made that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and on various other assumptions deemed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The Company’s actual results may differ materially from these estimates. Significant estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, asset retirement obligations, evaluation of long-lived assets for impairment, income taxes including deferred tax assets, fair value measurements and contingencies.
(2)    Revenue Recognition
Disaggregation of Revenue
Revenue by product type and market is set forth in the following tables. With respect to its seaborne reporting segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Year Ended December 31, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$136.4	$—	$1,193.9	$867.7	$—	$2,198.0
Export	1,192.5	—	—	—	—	1,192.5
Total thermal	1,328.9	—	1,193.9	867.7	—	3,390.5
Metallurgical coal
Export	—	1,299.6	—	—	—	1,299.6
Total metallurgical	—	1,299.6	—	—	—	1,299.6
Other (2)	0.8	2.3	4.2	20.5	228.8	256.6
Revenue	$1,329.7	$1,301.9	$1,198.1	$888.2	$228.8	$4,946.7

	Year Ended December 31, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$167.6	$—	$1,066.0	$943.9	$—	$2,177.5
Export	1,177.3	—	—	3.5	—	1,180.8
Total thermal	1,344.9	—	1,066.0	947.4	—	3,358.3
Metallurgical coal
Export	—	1,610.8	—	—	—	1,610.8
Total metallurgical	—	1,610.8	—	—	—	1,610.8
Other (2)	0.7	6.1	(0.5)	4.8	1.7	12.8
Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2	$1.7	$4,981.9

Peabody Energy Corporation	2023 Form 10-K	F-18

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$173.5	$—	$970.7	$669.9	$—	$1,814.1
Export	759.0	—	—	10.0	—	769.0
Total thermal	932.5	—	970.7	679.9	—	2,583.1
Metallurgical coal
Export	—	719.8	—	—	—	719.8
Total metallurgical	—	719.8	—	—	—	719.8
Other (2)	1.5	7.9	0.5	9.2	(3.7)	15.4
Revenue	$934.0	$727.7	$971.2	$689.1	$(3.7)	$3,318.3
(1)    Corporate and Other includes the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Unrealized gains (losses) on derivative contracts related to forecasted sales	$159.0	$(35.8)	$(115.1)
Realized losses on derivative contracts related to forecasted sales	(80.9)	(455.1)	(45.6)
Revenue from physical sale of coal (3)	109.4	470.7	140.3
Trading revenue	—	10.7	6.1
Other (2)	41.3	11.2	10.6
Total Corporate and Other	$228.8	$1.7	$(3.7)
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
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to December 31, 2023 of approximately $5.0 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at December 31, 2023. Approximately 43% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(Dollars in millions)
Trade receivables, net	$322.3	$416.3
Miscellaneous receivables, net	67.4	49.2
Accounts receivable, net	$389.7	$465.5
None of the above receivables included allowances for credit losses at December 31, 2023 or 2022. No charges for credit losses were recognized during the years ended December 31, 2023, 2022 or 2021.

Peabody Energy Corporation	2023 Form 10-K	F-19

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)    Asset Impairment
During the year end December 31, 2023, the Company recognized impairment charges of $2.0 million related to the fair value of an investment in equity securities. During the year ended December 31, 2022, the Company recognized impairment charges of $9.5 million related to the sale of certain land interests in Australia and $1.7 million related to the fair value of an investment in equity securities. No asset impairment charges were recognized during the year ended December 31, 2021.
The Company identified certain assets with an aggregate carrying value of approximately $224 million at December 31, 2023 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(4)    Inventories
“Inventories, net” as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(Dollars in millions)
Materials and supplies, net	$153.0	$130.8
Raw coal	105.6	98.3
Saleable coal	93.2	67.0
Inventories, net	$351.8	$296.1
Materials and supplies inventories, net presented above have been shown net of reserves of $7.2 million and $9.5 million as of December 31, 2023 and 2022, respectively.
(5)     Equity Method Investments
The Company’s equity method investments include its joint venture interest in Middlemount, R3 Renewables LLC (R3) and certain other equity method investments.
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the consolidated balance sheets, and the related “Income from equity affiliates”:

	Book Value at		(Income) Loss from Equity Affiliates
	December 31,		Year Ended December 31,
	2023	2022	2023	2022	2021
	(Dollars in millions)
Equity method investment related to Middlemount	$42.5	$27.1	$(14.8)	$(135.1)	$(82.1)
Equity method investment related to R3	7.1	7.0	7.9	3.9	—
Total equity method investments	$49.6	$34.1	$(6.9)	$(131.2)	$(82.1)
Middlemount
The Company received no cash payments from Middlemount during the year ended December 31, 2023. The Company received cash payments from Middlemount of $168.4 million and $43.5 million during the years ended December 31, 2022 and 2021, respectively.
Historically, one of the Company’s Australian subsidiaries was party to an agreement to provide a revolving loan to Middlemount. The Company’s participation in the revolving loan did not, at any time, exceed its 50% equity interest of the revolving loan limit. The revolving loan, which bore interest at 10% per annum and expired on December 31, 2023, has not been extended. There was no outstanding revolving loan at December 31, 2023 or 2022.
During the year ended December 31, 2021, the Company determined that a previously established valuation allowance on Middlemount’s net deferred tax position was no longer necessary based on cumulative earnings and expectation of future earnings. The determination resulted in approximately $33 million of income related to the release of the valuation allowance.

Peabody Energy Corporation	2023 Form 10-K	F-20

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2021, Middlemount entered into an insurance claim settlement agreement attributable to a business interruption and property damage claim from 2019, which resulted in $12.5 million of income for the Company (on a 50% basis).
During the years ended December 31, 2023, 2022 and 2021, respectively, Middlemount generated revenue of approximately $219 million, $441 million and $265 million (on a 50% basis).
Middlemount had current assets, noncurrent assets, current liabilities and noncurrent liabilities of $48.2 million, $199.5 million, $76.6 million and $58.2 million, respectively, as of December 31, 2023 and $75.2 million, $256.3 million, $135.7 million and $97.7 million, respectively, as of December 31, 2022 (on a 50% basis).
R3
In March 2022, the Company entered into a joint venture with unrelated partners to form R3. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $8.0 million and $10.9 million to R3 during the years ended December 31, 2023 and 2022, respectively.
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
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. The Company had no diesel fuel or interest rate derivatives in place as of December 31, 2023.
Foreign Currency Option Contracts
The Company has historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of December 31, 2023, the Company held average rate options with an aggregate notional amount of $456.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the six-month period ending June 30, 2024. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.69 to $0.72 over the six-month period ending June 30, 2024. As of December 31, 2023, the Company also held purchased collars with an aggregate notional amount of $483.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending September 30, 2024.The purchased collars have a floor and ceiling of approximately $0.59 and $0.72, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of December 31, 2023, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures, forwards and options.
During the year ended December 31, 2023, the Company recorded a net unrealized mark-to-market gain of $159.0 million on financial coal derivative contracts and no unrealized mark-to-market gains or losses on physical forward sales contracts. During the year ended December 31, 2022, the Company recorded a net unrealized mark-to-market loss of $35.8 million on coal derivative contracts, which included approximately $65 million of unrealized mark-to-market losses on financial coal derivative contracts and approximately $29 million of unrealized mark-to-market gains on physical forward sales contracts. During the year ended December 31, 2021, the Company recorded a net unrealized mark-to-market loss of $115.1 million on coal derivative contracts, which included approximately $86 million of unrealized mark-to-market losses on financial coal derivative contracts and approximately $29 million of unrealized mark-to-market losses on physical forward sales contracts.

Peabody Energy Corporation	2023 Form 10-K	F-21

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of December 31, 2023.
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

	December 31, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$6.2	$—	$3.0	$—
Derivative contracts related to forecasted sales	—	—	100.6	(310.3)
Financial trading contracts	—	—	11.7	—
Total derivatives	6.2	—	115.3	(310.3)
Effect of counterparty netting	—	—	(100.6)	100.6
Variation margin (received) posted	—	—	(11.7)	209.7
Net derivatives and variation margin as classified in the balance sheets	$6.2	$—	$3.0	$—
The Company generally posts or receives variation margin cash with its clearing broker on the majority of its financial derivatives as market values of the financial derivatives fluctuate. As of December 31, 2023, the Company had no margin cash posted. As of December 31, 2022, the Company had posted $255.5 million aggregate margin cash, consisting of $198.0 million variation margin cash and $57.5 million initial margin.
The net amount of asset derivatives, net of variation margin, is included in “Other current assets” and the net amount of liability derivatives, net of variation margin, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Peabody Energy Corporation	2023 Form 10-K	F-22

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

		Year Ended December 31, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(1.9)	$(9.3)	$7.4
Derivative contracts related to forecasted sales	Revenue	78.1	(80.9)	159.0
Financial trading contracts	Revenue	—	11.5	(11.5)
Total		$76.2	$(78.7)	$154.9

		Year Ended December 31, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(8.4)	$(6.1)	$(2.3)
Derivative contracts related to forecasted sales	Revenue	(490.9)	(455.1)	(35.8)
Financial trading contracts	Revenue	10.7	1.1	9.6
Total		$(488.6)	$(460.1)	$(28.5)

		Year Ended December 31, 2021
		Total (loss) gain recognized in income	Gain (loss) realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.7)	$1.8	$(7.5)
Derivative contracts related to forecasted sales	Revenue	(160.7)	(45.6)	(115.1)
Financial trading contracts	Revenue	6.1	4.6	1.5
Total		$(160.3)	$(39.2)	$(121.1)
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

Peabody Energy Corporation	2023 Form 10-K	F-23

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth the hierarchy of the Company’s net asset (liability) positions for which fair value is measured on a recurring basis. Variation margin cash associated with the derivative balances is excluded from this table.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.2	$—	$6.2
Derivative contracts related to forecasted sales	—	—	—	—
Financial trading contracts	—	—	—	—
Equity securities	0.4	—	—	0.4
Total net assets	$0.4	$6.2	$—	$6.6

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$3.0	$—	$3.0
Derivative contracts related to forecasted sales	—	(209.7)	—	(209.7)
Financial trading contracts	—	11.7	—	11.7
Equity securities	—	—	2.5	2.5
Total net (liabilities) assets	$—	$(195.0)	$2.5	$(192.5)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2023 and 2022:
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

Peabody Energy Corporation	2023 Form 10-K	F-24

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

	December 31,
	2023	2022
	(Dollars in millions)
Total debt at par value	$342.3	$343.6
Less: Unamortized debt issuance costs	(8.1)	(9.8)
Net carrying amount	$334.2	$333.8

Estimated fair value	$483.9	$560.0
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
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Beginning of period	$2.5	$4.0	$4.0
Impairment loss included in earnings	(2.0)	(1.7)	—
Purchases	—	0.2	—
Exchange	(0.5)	—	—
End of period	$—	$2.5	$4.0
The Company had no transfers between Levels 1, 2 and 3 during any of the periods presented in the table above. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(Dollars in millions)
Land and coal interests	$2,475.2	$2,514.7
Buildings and improvements	647.6	594.2
Machinery and equipment	1,787.6	1,543.1
Less: Accumulated depreciation, depletion and amortization	(2,066.3)	(1,787.0)
Property, plant, equipment and mine development, net	$2,844.1	$2,865.0
Land and coal interests included coal reserves and resources with a net book value of $1.2 billion and $1.3 billion as of December 31, 2023 and 2022, respectively. Such coal reserves and resources were comprised of mineral rights for leased coal interests and advance royalties that had a net book value of $0.7 billion as of both December 31, 2023 and 2022, and coal reserves and resources held by fee ownership of $0.5 billion and $0.6 billion as of December 31, 2023 and 2022, respectively. The amount of coal reserves and resources unassigned to active mining operations, and thus not subject to current depletion, including certain exploratory properties, was $0.1 billion as of both December 31, 2023 and 2022.

Peabody Energy Corporation	2023 Form 10-K	F-25

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8)    Income Taxes
Income from continuing operations before income taxes for the periods presented below consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
U.S.	$77.8	$59.7	$(55.0)
Non-U.S.	1,047.0	1,218.9	425.2
Total	$1,124.8	$1,278.6	$370.2
Total income tax provision (benefit) for the periods presented below consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Current:
U.S. federal	$(0.1)	$(0.2)	$(0.5)
Non-U.S.	225.9	42.9	30.8
State	0.1	0.1	—
Total current	225.9	42.8	30.3
Deferred:
Non-U.S.	82.9	(81.6)	(7.5)
Total deferred	82.9	(81.6)	(7.5)
Total income tax provision (benefit)	$308.8	$(38.8)	$22.8
The following is a reconciliation of the expected statutory federal income tax expense to the Company’s income tax provision (benefit) for the periods presented below:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Expected income tax expense at U.S. federal statutory rate	$236.2	$268.5	$77.7
Changes in valuation allowance, income tax	(11.1)	(595.6)	(101.3)
Changes in tax reserves	(0.8)	(1.5)	1.9
Excess depletion	(15.0)	(17.2)	(13.7)
Foreign earnings repatriation	—	42.3	—
Foreign earnings provision differential	91.6	80.7	17.3
Global intangible low-taxed income	—	197.2	67.0
Tax credits	—	—	(26.5)
Remeasurement of foreign income tax accounts	(0.9)	(2.6)	(1.8)
State income taxes, net of federal tax benefit	6.3	1.1	(1.1)
Other, net	2.5	(11.7)	3.3
Total income tax provision (benefit)	$308.8	$(38.8)	$22.8
Certain reconciliation items included in the above table exclude the remeasurement of foreign income tax accounts as these foreign currency effects are separately presented. The Company recognizes the tax on global intangible low-taxed income (GILTI) as a period expense. The Company recorded provisions of $197.2 million and $67.0 million for the years ended December 31, 2022 and 2021, respectively, which was fully offset by the release of valuation allowance associated with the net operating losses (NOLs) that absorbed the GILTI inclusion. No provision for GILTI was recorded for the year ended December 31, 2023.

Peabody Energy Corporation	2023 Form 10-K	F-26

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law and contained numerous tax provisions including a 15% minimum tax on book income of certain large corporations. This act did not have a material impact on the Company’s tax provision.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(Dollars in millions)
Deferred tax assets:
Tax loss carryforwards and credits	$745.6	$740.1
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	550.1	550.8
Accrued postretirement benefit obligations	38.6	41.4
Asset retirement obligations	99.1	95.1
Employee benefits	20.1	22.1
Take-or-pay obligations	6.7	8.2
Hedge activities	—	49.1
Investments and other assets	40.8	37.0
Workers’ compensation obligations	7.3	7.1
Operating lease liabilities	17.2	7.8
Other	30.6	28.3
Total gross deferred tax assets	1,556.1	1,587.0
Valuation allowance, income tax	(1,473.5)	(1,451.0)
Total deferred tax assets	82.6	136.0
Deferred tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	84.9	67.5
Operating lease right-of-use assets	16.3	7.6
Investments and other assets	10.0	6.6
Total deferred tax liabilities	111.2	81.7
Net deferred tax (liability) asset	$(28.6)	$54.3
Deferred taxes are classified as follows:
Noncurrent deferred income tax asset	$—	$74.7
Noncurrent deferred income tax liability	(28.6)	(20.4)
Net deferred tax (liability) asset	$(28.6)	$54.3
As of December 31, 2023, the Company had gross U.S. federal NOLs of $1.7 billion. The Company’s tax loss carryforwards and credits of $745.6 million as of December 31, 2023 were comprised primarily of net federal NOLs of $366.8 million, tax general business credits (GBCs) of $139.1 million, net Australia NOLs and capital tax loss carryforwards of $138.7 million, state NOLs of $80.3 million and other foreign NOLs of $19.1 million. The foreign tax loss carryforwards have no expiration date. The federal NOLs begin to expire in 2037, the state NOLs begin to expire in 2024 and the GBCs begin to expire in 2027.

Peabody Energy Corporation	2023 Form 10-K	F-27

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In assessing the near-term use of NOLs and tax credits and corresponding valuation allowance adjustments, the Company evaluated the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. The Company maintained valuation allowances of $1.5 billion against the U.S net deferred tax asset position of $1.0 billion and against certain foreign deferred tax assets, primarily in Australia, of $469.1 million. Recognition of the U.S. valuation allowances was driven by recent cumulative book losses, as determined by considering all sources of available income (including items classified as discontinued operations or recorded directly to “Accumulated other comprehensive income”) and availability of future taxable income in assessing the realizability of the related assets. The valuation allowance against certain foreign deferred tax assets continues to be recorded due to unlikely realization.
Unrecognized Tax Benefits
Net unrecognized tax benefits (excluding interest and penalties) were recorded as follows in the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(Dollars in millions)
Deferred income taxes	$7.4	$8.2
Other noncurrent liabilities	1.3	1.3
Net unrecognized tax benefits	$8.7	$9.5
Gross unrecognized tax benefits	$8.7	$9.5
The amount of the Company’s gross unrecognized tax benefits decreased by $0.8 million since December 31, 2022 due primarily to adjustments for prior year positions partially offset by additions for current positions. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $8.7 million and $9.5 million at December 31, 2023 and 2022, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the periods presented below is as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at beginning of period	$9.5	$11.0	$9.1
Additions for current year tax positions	0.9	0.8	3.0
Reductions for prior year tax positions	(1.7)	(2.3)	(1.1)
Balance at end of period	$8.7	$9.5	$11.0
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company recorded $0.2 million of gross interest and penalties in each of the years ended December 31, 2023, 2022, and 2021. The Company had $6.1 million, $5.9 million and $5.7 million of accrued gross interest and penalties related to unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively.
The Company expects a decrease in its net unrecognized tax benefits of $1.3 million during the next twelve months due to expiration of statutes.
Tax Returns Subject to Examination
The Company’s federal income tax returns for the 2020, 2021 and 2022 tax years are subject to potential examinations by the Internal Revenue Service. The Company’s state income tax returns for the tax years 2016 and thereafter remain potentially subject to examination by various state taxing authorities due to NOL carryforwards. Australian income tax returns for tax years 2019 through 2022 continue to be subject to potential examinations by the Australian Taxation Office.

Peabody Energy Corporation	2023 Form 10-K	F-28

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign Earnings
As of December 31, 2023, the Company has unremitted earnings relating to certain wholly owned subsidiaries that are not permanently reinvested, but there are no residual cash taxes on the unremitted earnings. The Company has an earnings deficit for remaining investments outside the U.S. and continues to be permanently reinvested with respect to its historical earnings. However, when appropriate, the Company has the ability to access foreign cash without incurring residual cash taxes due to the existence of NOLs.
Tax Payments and Refunds
The following table summarizes the Company’s income tax payments, net for the periods presented below:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
U.S. — federal	$(0.2)	$(0.3)	$(1.3)
U.S. — state and local	0.1	—	—
Non-U.S.	130.7	36.9	12.9
Total income tax payments, net	$130.6	$36.6	$11.6
The Organisation for Economic Co-operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy. Pillar Two legislation has been enacted or substantially enacted in certain jurisdictions in which the Company operates, effective for the financial year beginning January 1, 2024. Based on an assessment performed, the Pillar Two effective tax rates in all jurisdictions in which the Company operates are above 15% and the Company is not currently aware of any circumstances under which this might change. Therefore, the Company does not expect a potential exposure to Pillar Two top-up taxes.
(9)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2023	2022
	(Dollars in millions)
Trade accounts payable	$275.8	$240.7
Accrued payroll and related benefits	174.3	199.4
Other accrued expenses	142.4	148.0
Income taxes payable	120.8	25.9
Accrued royalties	71.2	88.4
Accrued taxes other than income	59.3	20.0
Asset retirement obligations	54.2	84.2
Accrued insurance	32.7	22.7
Operating lease liabilities	17.3	16.8
Workers’ compensation obligations	8.7	9.3
Liabilities associated with discontinued operations	5.2	41.9
Accrued interest	3.6	8.2
Accounts payable and accrued expenses	$965.5	$905.5

Peabody Energy Corporation	2023 Form 10-K	F-29

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10)    Long-term Debt
The Company’s total indebtedness as of December 31, 2023 and 2022 consisted of the following:

	December 31,
Debt Instrument (defined below, as applicable)	2023	2022
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	22.3	23.6
Less: Debt issuance costs	(8.1)	(9.8)
	334.2	333.8
Less: Current portion of long-term debt	13.5	13.2
Long-term debt	$320.7	$320.6
As further described below, during 2022, the Company utilized various methods allowable or required under its then-existing debt agreements to retire all of its senior secured long-term debt, leaving only its 2028 Convertible Notes, which are further described below, and various finance lease obligations outstanding at December 31, 2022.
2022 Debt Retirements
Upon maturity on March 31, 2022, the Company retired the remaining principal balance of senior secured notes for $23.1 million.
During the year ended December 31, 2022, $62.5 million principal amount of the Company’s senior secured notes maturing in 2024 was retired using proceeds from the offering of 2028 Convertible Notes, as further described below, and the remaining $0.1 million principal amount was retired through a mandatory repurchase offer required under the terms of the notes’ indenture and the Company’s then-existing letter of credit facility. In addition to the $0.1 million principal amount of senior secured notes maturing in 2024 repurchased through such offers, the Company repurchased $42.2 million of aggregate priority lien obligations under the then-existing letter of credit facility during 2022 at approximately 95%. The repurchases of commitments under the then-existing letter of credit facility were effected by the posting of $40.1 million of collateral with the administrative agent and did not reduce the availability under the facility.
During the year ended December 31, 2022, $257.4 million principal amount of the Company’s senior secured notes maturing in 2025 was retired using proceeds from the offering of 2028 Convertible Notes, as further described below. The remaining senior secured notes maturing in 2025 were retired through an open market repurchase of $11.4 million principal amount at 98.00% and, in accordance with the notes’ indenture, a voluntary prepayment of $66.1 million principal amount at 101.59%.
The Company’s senior secured term loan maturing in 2025 was retired through various open market purchases of $44.1 million principal amount throughout 2022 at an aggregate cost of $42.1 million, scheduled quarterly principal amortization payments of $3.0 million, and, in accordance with the terms of the then-existing credit agreement, a voluntary prepayment of $276.2 million principal amount at par.
The senior secured notes and senior secured term loans maturing in 2024 held by certain wholly-owned subsidiaries of the Company (Co-Issuers) were subject to mandatory prepayment offers. During the year ended December 31, 2022, the Company prepaid $18.5 million principal amount of the Co-Issuer senior secured notes maturing in 2024 at an aggregate cost of $19.2 million and $17.2 million principal amount of the Co-Issuer senior secured term loans maturing in 2024 at par.
Voluntary repurchases of Co-Issuer senior secured term loans maturing in 2024 were permissible through various methods, including a modified Dutch auction process in which the Company could solicit acceptable prices from holders. During the year ended December 31, 2022, the Company solicited bids from all holders of Co-Issuer senior secured term loans for the repurchase of the remaining outstanding principal amount, resulting in the valid tender and purchase of $185.9 million principal amount at an aggregate cost of $195.8 million.

Peabody Energy Corporation	2023 Form 10-K	F-30

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The underlying terms of the Co-Issuer senior secured notes and senior secured term loans maturing in 2024 required parity between holders of Co-Issuer senior secured term loans and holders of Co-Issuer senior secured notes with respect to repurchase offers such as those undertaken through the auction processes described above. As such, the Company solicited commensurate bids from all holders of Co-Issuer senior secured notes at various dates during the year ended December 31, 2022 for the repurchase of the remaining outstanding principal amount, resulting in the valid tender and purchase of $147.3 million principal amount at an aggregate cost of $154.1 million.
Subsequent to the modified Dutch auction processes and related transactions, the Company voluntarily prepaid the remaining $28.1 million principal amount of the Co-Issuer senior secured notes maturing in 2024 and $2.9 million principal amount of Co-Issuer senior secured term loans maturing in 2024 at an aggregate cost of $32.8 million, including certain make whole premium amounts.
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
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture. The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Under the applicable conversion rate formula, the dividends declared and paid during the year ended December 31, 2023 and the dividend declared during the three months ending March 31, 2024, yielded a revised conversion rate which met the 1% threshold to impact the existing conversion rate of 50.3816. As such, effective February 21, 2024, the conversion rate was increased to 51.0440 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes. The conversion rate is subject to further adjustment under certain circumstances in accordance with the terms of the indenture. If certain corporate events described in the indenture occur prior to the maturity date, or the Company delivers a notice of redemption (as described below), the conversion rate will be increased for a holder who elects to convert its 2028 Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances.

Peabody Energy Corporation	2023 Form 10-K	F-31

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
During the fourth quarter of 2022, the Company’s reported common stock prices prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were convertible at the option of the holders during the first quarter of 2023. However, the Company did not receive any conversion requests.
During the year ended December 31, 2023, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during 2023, and will not be similarly convertible during the first quarter of 2024.
As of December 31, 2023, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $74.7 million.
Margin Financing Arrangement
In March 2022, the Company entered into a discrete credit agreement which provided for a $150 million unsecured revolving credit facility. The revolving facility was scheduled to mature in April 2025 and bore interest at a rate of 10.0% per annum on drawn amounts. The revolving facility was intended to support the Company’s near-term liquidity requirements, particularly with respect to the cash margin requirements associated with the coal derivative contracts, which fluctuate depending upon underlying market coal prices. Concurrently with the Company’s then-existing credit agreement, the Company entered into a related agreement for an at-the-market equity offering program for up to $225.0 million of the Company’s common stock.
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

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Indebtedness	$21.6	$87.0	$132.3
Financial assurance instruments	38.2	53.3	51.1
Interest expense	$59.8	$140.3	$183.4

Cash paid for interest	$61.9	$118.5	$174.9
Non-cash interest expense	$4.6	$17.7	$21.3

Peabody Energy Corporation	2023 Form 10-K	F-32

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at December 31, 2023. The April 2023 termination of the Company’s then-existing credit agreement and related letter of credit facility, as described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees,” eliminated the related compliance requirements as of March 31, 2023 and prospectively.
Revolving Credit Facility
On January 18, 2024, the Company established a new revolving credit facility with a maximum aggregate principal amount of $320.0 million in revolving commitments by entering into a credit agreement, dated as of January 18, 2024 (the 2024 Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto.
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option.
The 2024 Credit Agreement contains customary covenants that, among other things and subject to certain exceptions (including compliance with financial ratios), may limit the Company and its subsidiaries’ ability to incur additional indebtedness, make certain restricted payments or investments, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets. The 2024 Credit Agreement is secured by substantially all assets of the Company and its U.S. subsidiaries, as well as a pledge of two Australian subsidiaries.
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

Peabody Energy Corporation	2023 Form 10-K	F-33

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense for the periods presented below were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Operating lease cost:
Operating leases	$22.1	$18.9	$19.8
Short-term leases	44.3	30.6	15.5
Variable leases	8.7	7.6	2.7
Sublease income	(1.4)	(1.3)	(1.9)
Total operating lease cost	$73.7	$55.8	$36.1

Finance lease cost:
Amortization of right-of-use assets	$7.2	$6.3	$5.9
Interest on lease liabilities	1.7	2.1	2.7
Total finance lease cost	$8.9	$8.4	$8.6
Supplemental balance sheet information related to leases at December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$61.9	$26.9

Accounts payable and accrued expenses	$17.3	$16.8
Operating lease liabilities, less current portion	47.7	11.0
Total operating lease liabilities	$65.0	$27.8

Finance leases:
Property, plant, equipment and mine development	$34.3	$36.1
Accumulated depreciation	(15.4)	(12.6)
Property, plant, equipment and mine development, net	$18.9	$23.5

Current portion of long-term debt	$13.5	$13.2
Long-term debt, less current portion	8.8	10.4
Total finance lease liabilities	$22.3	$23.6

Weighted average remaining lease term (years)
Operating leases	4.6
Finance leases	2.3

Weighted average discount rate
Operating leases	6.8%
Finance leases	6.8%

Peabody Energy Corporation	2023 Form 10-K	F-34

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental cash flow information related to leases for the periods presented below was as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18.8	$20.5	$24.3
Operating cash flows for finance leases	1.7	2.1	3.8
Financing cash flows for finance leases	9.0	9.3	8.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	55.6	13.5	7.1
Finance leases	6.7	6.4	24.4
The Company's leases have remaining lease terms ranging from 1 year to 9 years, and may include options to extend the terms, as applicable. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2024	$19.0	$14.3
2025	15.0	5.8
2026	14.7	3.0
2027	13.2	1.7
2028	7.5	0.2
2029 and thereafter	4.2	—
Total lease payments	73.6	25.0
Less imputed interest	(8.6)	(2.7)
Total lease liabilities	$65.0	$22.3
(12)    Asset Retirement Obligations
Reconciliations of the Company’s asset retirement obligations are as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Balance at beginning of period	$750.0	$719.8
Liabilities settled	(60.4)	(51.7)
Accretion expense	61.3	56.2
Revisions to estimates	(48.1)	25.7
Balance at end of period	$702.8	$750.0
Less: Current portion (included in “Accounts payable and accrued expenses”)	54.2	84.2
Noncurrent obligation (included in “Asset retirement obligations, less current portion”)	$648.6	$665.8
Balance at end of period — active locations	$541.3	$557.9
Balance at end of period — closed or inactive locations	$161.5	$192.1
The Company’s reclamation obligations are secured by surety bonds, which are supported by standby letters of credit and restricted cash, and various other forms of collateral. See Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” for a discussion of the collateral securing the asset retirement obligations.

Peabody Energy Corporation	2023 Form 10-K	F-35

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13)    Postretirement Health Care and Life Insurance Benefits
The Company currently provides health care and life insurance benefits to qualifying salaried and hourly retirees of its current and certain former subsidiaries and their dependents from benefit plans established by the Company. Plan coverage for health benefits is provided to future hourly and salaried retirees in accordance with the applicable plan document. Life insurance benefits are provided to future represented hourly retirees in accordance with the Company’s benefit plans and any applicable labor agreement.
Net periodic postretirement benefit credit included the following components:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.8	$1.0
Interest cost on accumulated postretirement benefit obligation	10.2	7.0	10.5
Expected return on plan assets	(0.5)	(0.8)	(1.0)
Amortization of prior service credit	(53.8)	(53.8)	(46.4)
Net actuarial gain	(2.6)	(51.2)	(54.5)
Net periodic postretirement benefit credit	$(46.2)	$(98.0)	$(90.4)
The actuarial gain for all benefit plans in 2023 was primarily due to favorable impact of claims experience for the year offset by the decrease in the discount rate used to measure the benefit obligation. The actuarial gain for all benefit plans in 2022 was primarily due to the increase in the discount rate used to measure the benefit obligation and favorable impact of claims experience for the year offset by increase in medical trend rate due to inflation as well as the expected impact of the Inflation Reduction Act. The actuarial gain for all benefit plans in 2021 was primarily due to the increase in the discount rate used to measure the benefit obligation, favorable impact of claims experience for the year, and updating the mortality base table and improvement scale to those published by the Society of Actuaries considering the plan’s experience for participants receiving medical benefits under the United Mine Workers of America (UMWA) Coal Act design.
The following includes pretax amounts recorded in “Accumulated other comprehensive income”:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Prior service credit arising during year	$—	$—	$(139.5)
Amortization:
Prior service credit	53.8	53.8	46.4
Total recorded in “Accumulated other comprehensive income”	$53.8	$53.8	$(93.1)
The Company amortizes prior service credit over an amortization period of the average remaining service period to full eligibility for participating employees at the time of the plan change or the expected lifetime of participants in the plan. A prior service credit established during 2021 is described below. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during the year ending December 31, 2024 is $53.0 million.

Peabody Energy Corporation	2023 Form 10-K	F-36

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the plans’ funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2023	2022
	(Dollars in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$189.9	$258.7
Service cost	0.5	0.8
Interest cost	10.2	7.0
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(20.9)	(21.2)
Actuarial gain	(1.7)	(55.4)
Accumulated postretirement benefit obligation at end of period	178.0	189.9
Change in plan assets:
Fair value of plan assets at beginning of period	17.4	26.1
Actual return on plan assets	1.5	(3.4)
Employer contributions	16.3	15.9
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(20.9)	(21.2)
Fair value of plan assets at end of period	14.3	17.4
Funded status at end of period	(163.7)	(172.5)
Less: Current portion (included in “Accounts payable and accrued expenses”)	15.3	16.0
Noncurrent obligation (included in “Accrued postretirement benefit costs”)	$(148.4)	$(156.5)
In October 2021, the Company announced changes to its postretirement health care benefit plan for certain represented retirees. Effective January 1, 2022, the Company no longer provides medical coverage to certain existing retirees but continues to offer a life insurance benefit to eligible retirees. The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $139.5 million. The reduction was attributable to the elimination of health care benefits for certain represented retirees. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income” and is being amortized to earnings based upon the estimated remaining life expectancies of certain plan participants (12.0 years and 13.0 years were the remaining amortization periods at December 31, 2023 and 2022, respectively; $117.4 million remaining in “Accumulated other comprehensive income” at December 31, 2023).
A prior service credit established in December 2020 is being amortized to earnings over the average remaining life expectancy of the affected plan (7.5 years and 8.5 years were the remaining amortization periods at December 31, 2023 and 2022, respectively; $7.8 million remaining in “Accumulated other comprehensive income” at December 31, 2023). A prior service credit established in September 2020 is being amortized to earnings over an average remaining service period to full eligibility for participating employees (1.9 years and 2.9 years were the remaining amortization periods at December 31, 2023 and 2022, respectively; $63.5 million remaining in “Accumulated other comprehensive income” at December 31, 2023). A prior service credit established in December 2018 is being amortized to earnings over an average remaining service period to full eligibility for participating employees (0.9 years and 1.9 years were the remaining amortization periods at December 31, 2023 and 2022, respectively; $0.9 million remaining in “Accumulated other comprehensive income” at December 31, 2023).
The weighted-average assumptions used to determine the benefit obligations for the plans as of the end of each year were as follows:

	December 31,
	2023	2022
Discount rate	5.44%	5.70%
Measurement date	December 31, 2023	December 31, 2022

Peabody Energy Corporation	2023 Form 10-K	F-37

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine net periodic postretirement benefit credit for the plans during each period were as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	5.70%	2.84%	2.55%
Expected long-term return on plan assets (pretax)	5.75%	5.75%	5.75%
Measurement date	December 31, 2022	December 31, 2021	December 31, 2020
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. The asset allocation of plan assets and long-term capital market expectations remain unchanged from December 31, 2022, therefore the Company’s expected pretax rate of return on plan assets will remain at 5.75% for 2024.
The accumulated postretirement benefit obligation exceeded plan assets for all plans as of December 31, 2023 and 2022. The accumulated postretirement benefit obligation for all plans was $178.0 million and $189.9 million as of December 31, 2023 and 2022, respectively.
The following presents information about the assumed health care cost trend rate:

	Year Ended December 31,
	2023	2022
Pre-Medicare:
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2032	2032

Post-Medicare:
Health care cost trend rate assumed for next year (1)	9.45%	6.75%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2032	2032
(1)    An additional one-time increase of 3% is applied to claims in 2024 to reflect potential reductions in payments from Center for Medicare and Medicaid Services related to the passage of the Inflation Reduction Act in August 2022.
Plan Assets
The Company maintains a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. Assets of the Peabody Investments Corp. Non-Represented Retiree VEBA Trust (the Non-Represented Trust) are invested in accordance with the investment policy established by the Peabody VEBA Retirement Committee after consultation with outside investment advisors and actuaries. As of December 31, 2023 and 2022, the asset allocation strategy for the Non-Represented Trust is 30% in equity and 70% in fixed income assets. The asset strategy may vary over time based on changes in the status of the Non-Represented Trust, the Company’s risk posture and other factors.
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

Peabody Energy Corporation	2023 Form 10-K	F-38

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
The following tables present the fair value of assets in the Non-Represented Trust by asset category and by fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$3.0	$—	$—	$3.0
International equity securities	0.9	—	—	0.9
Corporate bonds	—	5.2	—	5.2
U.S. government securities	1.8	2.8	—	4.6
Cash funds	0.6	—	—	0.6
Total assets at fair value	$6.3	$8.0	$—	$14.3

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$3.7	$—	$—	$3.7
International equity securities	1.1	—	—	1.1
Corporate bonds	—	7.1	—	7.1
U.S. government securities	2.0	3.0	—	5.0
Cash funds	0.5	—	—	0.5
Total assets at fair value	$7.3	$10.1	$—	$17.4

Peabody Energy Corporation	2023 Form 10-K	F-39

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contributions
Annual contributions to the Non-Represented Trust are discretionary. During the year ended December 31, 2023, the Company made no contributions to the trust.
Estimated Future Benefit Payments
The following benefit payments (net of retiree contributions and Medicare Part D reimbursements), which reflect expected future service, as appropriate, are expected to be paid by the Company or satisfied from Non-Represented Trust assets:

Postretirement Benefits
(Dollars in millions)
2024	$21.3
2025	20.6
2026	19.5
2027	18.4
2028	17.4
Years 2029-2033	69.4
(14)    Pension and Savings Plans
One of the Company’s subsidiaries, Peabody Investments Corp. (PIC), sponsored a defined benefit pension plan covering certain U.S. salaried employees and eligible hourly employees at certain PIC subsidiaries (the Peabody Plan). As discussed further below, the Peabody Plan was terminated in 2022 with assets distributed in 2023. A subsidiary of PIC has a defined benefit pension plan covering eligible employees who are represented by the UMWA under the Kayenta Reclamation Agreement of 2020 (the Western Plan and together with the Peabody Plan, the Pension Plans).
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
On July 31, 2023, as part of the completion of the standard Employee Retirement Income Security Act plan termination process for the Peabody Plan, the GAC with Prudential was converted from a buy-in group annuity contract to a buy-out group annuity contract, irrevocably transferring the remaining benefit obligation and administration to Prudential. Peabody no longer administers or pays the retirement benefits of Peabody Plan participants. No cash contributions were required to complete the termination process for the Peabody Plan.

Peabody Energy Corporation	2023 Form 10-K	F-40

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2023, the Company settled $443.2 million of its pension obligations for active and deferred participants in the Peabody Plan with an equal amount paid from plan assets. As a result of the termination process, the Company recorded a settlement gain of $2.2 million during the year ended December 31, 2023, which was reflected in “Net periodic benefit credit, excluding service cost” on the consolidated statement of operations. As a result of the Peabody Plan’s over-funded status, $11.1 million was transferred to a Company sponsored employee retirement account (the Qualified Replacement Plan) during December 2023 as part of the distribution of the Peabody Plan assets resulting from the Peabody Plan termination. The Company will use the funds in the Qualified Replacement Plan at least ratably over a seven year period.
Net periodic pension cost included the following components:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.2
Interest cost on projected benefit obligation	20.1	21.4	20.4
Expected return on plan assets	(17.6)	(23.8)	(22.9)
Settlement	(2.2)	—	—
Net actuarial loss	—	20.6	12.7
Net periodic pension cost	$0.4	$18.3	$10.4
The actuarial loss for all pension plans in 2022 was primarily due to actual returns on plan assets that were lower than expected returns for the year and the premium paid to Prudential to purchase the GAC, offset by the increase in the discount rate used to measure the benefit obligation. The actuarial loss for all pension plans in 2021 was primarily due to actual returns on plan assets that were lower than expected returns for the year, offset by the increase in the discount rate used to measure the benefit obligation.
The following summarizes the change in benefit obligation, change in plan assets and funded status of the Pension Plans:

	December 31,
	2023	2022
	(Dollars in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$580.9	$751.7
Service cost	0.1	0.1
Interest cost	20.1	21.4
Benefits paid	(36.1)	(55.1)
Actuarial loss (gain)	3.4	(137.2)
Settlement	(443.2)	—
Projected benefit obligation at end of period	125.2	580.9
Change in plan assets:
Fair value of plan assets at beginning of period	583.3	772.4
Actual return on plan assets	23.1	(134.0)
Employer contributions	(11.1)	—
Benefits paid	(36.1)	(55.1)
Settlement	(443.2)	—
Fair value of plan assets at end of period	116.0	583.3
Funded status at end of period	$(9.2)	$2.4
Amounts recognized in the consolidated balance sheets:
Noncurrent asset (included in “Investments and other assets”)	$—	$9.9
Noncurrent obligation (included in “Other noncurrent liabilities”)	(9.2)	(7.5)
Net amount recognized	$(9.2)	$2.4

Peabody Energy Corporation	2023 Form 10-K	F-41

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2023	2022
Discount rate	5.40%	5.44%
Measurement date	December 31, 2023	December 31, 2022
The weighted-average assumptions used to determine net periodic pension cost (credit) during each period were as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	5.44%	2.95%	2.60%
Expected long-term return on plan assets	4.85%	3.20%	2.80%
Measurement date	December 31, 2022	December 31, 2021	December 31, 2020
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2024, the Company lowered its expected rate of return on plan assets from 4.65% to 4.40% for the Western Plan, reflecting the impact of its asset allocations and capital market expectations.
As of December 31, 2023 and 2022, the accumulated benefit obligation for all plans was $125.2 million and $580.9 million, respectively, which was equal to the projected benefit obligation for those periods. As of December 31, 2023, there were no plan assets, projected benefit obligation or accumulated benefit obligation for the Peabody Plan. As of December 31, 2022, the plan assets for the Peabody Plan of $464.7 million exceeded the projected benefit obligation and accumulated benefit obligation of $454.8 million. The projected benefit obligation and accumulated benefit obligation for the Western Plan as of December 31, 2023 and 2022, was $125.2 million and $126.1 million, respectively, which exceeded the plan assets of $116.0 million and $118.6 million, respectively, for those periods.
Assets of the Pension Plans
Assets of the PIC Master Trust (the Master Trust) are invested in accordance with investment guidelines established by the Peabody Plan Retirement Committee and the Peabody Western Plan Retirement Committee (collectively, the Retirement Committees) after consultation with outside investment advisors and actuaries.
The asset allocation targets have been set with the expectation that the assets of the Master Trust will be managed with an appropriate level of risk to fund each Pension Plan’s expected liabilities. To determine the appropriate target asset allocations, the Retirement Committees consider the demographics of each Pension Plan’s participants, the funded status of each Pension Plan, the business and financial profile of the Company and other associated risk preferences. These allocation targets are reviewed by the Retirement Committees on a regular basis and revised as necessary. As a result of discretionary contributions made in recent years, the Pension Plans have become nearly fully funded and therefore, as of December 31, 2023 and 2022, the Master Trust investment portfolio reflected the Company’s target asset mix of 100% fixed income investments. Prior to December 31, 2023 the Master Trust assets also included investments in various real estate holdings through limited partnerships. The real estate holdings represented approximately less than 1% of total Master Trust assets as of December 31, 2022. All real estate holdings have been liquidated as of December 31, 2023.
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

Peabody Energy Corporation	2023 Form 10-K	F-42

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
Group annuity contract. The Master Trust invested in a buy-in GAC to provide a hedge to interest rate movements affecting liabilities. The GAC consisted of a nonparticipating single premium group annuity contract. The initial value of the GAC was equal to the premium paid to secure the contract and was adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. Since there were no observable inputs associated with the valuation, the GAC was classified within the Level 3 valuation hierarchy.
Real estate interests. The Master Trust invested in real estate interests for diversification. Investments in real estate represented interests in several limited partnerships, which invest in various real estate properties. Interests in real estate were valued using various methodologies, including independent third party appraisals; fair value measurements were not developed by the Company. For some investments, little market activity may have existed and determination of fair value was then based on the best information available in the circumstances. This involved a significant degree of judgment by taking into consideration a combination of internal and external factors. Accordingly, interests in real estate were classified within the Level 3 valuation hierarchy.
Private mutual funds. The Master Trust invests in mutual funds for growth and diversification. Investment vehicles include an institutional fund that holds a diversified portfolio of long-duration corporate fixed income investments (Corporate Bond Fund). The Corporate Bond Fund is not traded on a national securities exchange and is valued at NAV, the practical expedient to estimate fair value.

Peabody Energy Corporation	2023 Form 10-K	F-43

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
The following tables present the fair value of assets in the Master Trust by asset category and by fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$66.7	$—	$66.7
U.S. government securities	19.3	4.1	—	23.4
International government securities	—	1.5	—	1.5
Asset-backed securities	—	0.5	—	0.5
Cash funds	3.8	—	—	3.8
Total assets at fair value	$23.1	$72.8	$—	95.9

Assets measured at net asset value practical expedient (1)
Private mutual funds				20.1
Total plan assets				$116.0

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$67.2	$—	$67.2
U.S. government securities	23.3	2.8	—	26.1
International government securities	—	2.0	—	2.0
Asset-backed securities	—	0.7	—	0.7
Cash funds	9.8	—	—	9.8
Group annuity contract	—	—	430.1	430.1
Real estate interests	—	—	0.3	0.3
Total assets at fair value	$33.1	$72.7	$430.4	536.2

Assets measured at net asset value practical expedient (1)
Private mutual funds				47.1
Total plan assets				$583.3
(1)     In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the tables are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.
The table below sets forth a summary of changes in the fair value of the Master Trust’s Level 3 investments:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance, beginning of period	$430.4	$0.3	$1.2
Realized (losses) gains	(10.4)	0.1	0.9
Unrealized losses relating to investments still held at the reporting date	—	(68.8)	(0.6)
Purchases, sales and settlements, net	(420.0)	498.8	(1.2)
Balance, end of period	$—	$430.4	$0.3

Peabody Energy Corporation	2023 Form 10-K	F-44

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contributions
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of December 31, 2023, the Company’s qualified plans are expected to be at or above the Pension Protection Act thresholds. The Company was not required to make any payments to its qualified pension plans in 2023 based on minimum funding requirements and did not make any discretionary contributions in 2023.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in connection with the Company’s benefit obligation:

Pension Benefits
(Dollars in millions)
2024	$11.0
2025	10.9
2026	10.8
2027	10.6
2028	10.5
Years 2029-2033	48.6
Defined Contribution Plans
The Company sponsors employee retirement accounts under three 401(k) plans for eligible U.S. employees. The Company matches voluntary contributions to each plan up to specified levels. For one plan, the Company has sole discretion in making any matching contributions. The expense for these plans was $21.3 million, $20.1 million and $9.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Discretionary contribution features in the plans allow for additional contributions from the Company. The Company granted discretionary contributions of $7.3 million and $9.2 million during the years ended December 31, 2023 and 2022, respectively. There were no discretionary contributions granted during the year ended December 31, 2021. Discretionary contributions paid during the years ended December 31, 2023 and 2022 were $4.6 million and $4.0 million, respectively. There were no discretionary contributions paid during the year ended December 31, 2021.
Superannuation
The Company makes superannuation contributions for eligible Australia employees in accordance with the employer contribution rate set by the Government of Australia. The expense related to these contributions was $21.9 million, $18.8 million and $17.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. A performance contribution feature allows for additional discretionary contributions from the Company. The Company granted discretionary performance contributions of $1.6 million during both the years ended December 31, 2023 and 2022. There were no discretionary performance contributions granted for the year ended December 31, 2021. Discretionary contributions paid during the year ended December 31, 2023 were $1.3 million. There were no discretionary performance contributions paid during the years ended December 31, 2022 and 2021.

Peabody Energy Corporation	2023 Form 10-K	F-45

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
The following table summarizes Common Stock activity during the periods presented below:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Shares outstanding at the beginning of the period	143.9	133.3	97.8
Shares issued for vested restricted stock units	1.5	0.7	1.0
Shares issued in exchange for debt retirement	—	—	10.0
Shares issued under at-the-market equity offering program	—	10.1	24.8
Shares repurchased	(16.7)	(0.2)	(0.3)
Shares outstanding at the end of the period	128.7	143.9	133.3
Preferred Stock
The Board is authorized to issue up to 100.0 million shares of preferred stock, par value $0.01 per share. The Board can determine the terms and rights of each series, including whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of preferred stock as of December 31, 2023.
Series Common Stock
The Board is authorized to issue up to 50.0 million shares of series common stock, par value $0.01 per share. The Board can determine the terms and rights of each series, whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of series common stock as of December 31, 2023.
Treasury Stock
Shares repurchases. During the fourth quarter of 2020, the Company entered into a transaction support agreement with its surety bond providers which prohibited share repurchases through the earlier of December 31, 2025, or the maturity of the then-existing credit agreement unless otherwise agreed to by the parties to the agreement. Additionally, restrictive covenants in its then-existing credit facility also limited the Company’s ability to repurchase shares. On April 14, 2023, the Company amended the existing transaction support agreement with the surety bond providers to remove the restrictions on shareholder returns, subject to a minimum liquidity threshold, and terminated the then-existing credit facility, which allows share repurchases.

Peabody Energy Corporation	2023 Form 10-K	F-46

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On August 1, 2017, the Board authorized a $500 million share repurchase program of the outstanding shares of the Company’s common stock and/or preferred stock (2017 Repurchase Program), which was eventually expanded to $1.5 billion during 2018. Prior to the suspension of the 2017 Repurchase Program, as discussed above, the Company repurchased 41.5 million shares of its Common Stock for $1,340.3 million, which included commissions paid of $0.8 million. On April 17, 2023, the Board authorized a new share repurchase program (2023 Repurchase Program) authorizing repurchases of up to $1.0 billion of its Common Stock. The 2017 Repurchase Program was superseded and replaced by the 2023 Repurchase Program.
Through December 31, 2023, the Company repurchased 16.1 million shares of its Common Stock for $350.3 million, which included commission fees of $0.3 million. Of this amount repurchased, $2.6 million related to repurchases which settled subsequent to December 31, 2023. As of December 31, 2023, the Company had accrued excise taxes of $3.3 million related to the repurchases, which were unpaid at December 31, 2023. The Company includes commission fees and excise taxes, as incurred, with the cost of treasury stock. At December 31, 2023, $650.0 million remained available under the 2023 Repurchase Program.
Under the 2023 Repurchase Program, the Company may purchase shares of common stock at its discretion. The manner, timing, pricing and amount of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital.
Shares relinquished. The Company routinely allows employees to relinquish Common Stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in Common Stock under its equity incentive plans. The number of shares of Common Stock relinquished was 0.6 million, 0.2 million and 0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The value of the Common Stock tendered by employees was based upon the closing price on the dates of the respective transactions.
(16)    Share-Based Compensation
The Company has established the Peabody Energy Corporation 2017 Incentive Plan (the 2017 Incentive Plan) for employees, non-employee directors and consultants that allows for the issuance of share-based compensation in various forms including options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, dividend equivalents and cash incentive awards. Under the 2017 Incentive Plan, approximately 14 million shares of the Company’s Common Stock were reserved for issuance. As of December 31, 2023, there are approximately 6.1 million shares of the Company’s Common Stock available for grant.
Share-Based Compensation Expense and Cash Flows
The Company’s share-based compensation expense is recorded in “Operating costs and expenses” and “Selling and administrative expenses” in the consolidated statements of operations. Cash received by the Company upon the exercise of stock options is reflected as a financing activity in the consolidated statements of cash flows. Share-based compensation expense and cash flow amounts were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Share-based compensation expense	$6.9	$8.4	$10.0
Tax benefit	—	—	—
Share-based compensation expense, net of tax benefit	$6.9	$8.4	$10.0

Cash received upon the exercise of stock options	—	—	—
Write-off tax benefits related to share-based compensation	—	—	—
As of December 31, 2023, the total unrecognized compensation cost related to nonvested awards was $6.0 million, which is expected to be recognized over 2.3 years with a weighted-average period of 0.9 years.

Peabody Energy Corporation	2023 Form 10-K	F-47

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Stock Units
During the years ended December 31, 2023, 2022 and 2021, the Company granted deferred stock units to each of the non-employee members of the Board. The fair value of these units is equal to the market price of the Company’s Common Stock at the date of grant. These deferred stock units generally vest on a monthly basis over 12 months and are settled in Common Stock three years after the date of grant.
Restricted Stock Units
The Company grants restricted stock units to certain senior management and non-senior management employees. For units granted to both senior and non-senior management employees containing only service conditions, the fair value of the award is equal to the market price of the Company’s Common Stock at the date of grant. Units granted to senior and non-senior management employees vest at various times (none of which exceed three years) in accordance with the underlying award agreement. Compensation cost for both senior and non-senior management employees is recognized on a straight-line basis over the requisite service period. The payouts for active grants awarded during the years ended December 31, 2023, 2022 and 2021 will be settled in the Company’s Common Stock.
Awards granted to certain senior management employees during the year ended December 31, 2022 contain a performance feature in which the award can be increased by up to 100% based on Adjusted EBITDA results over a two-year period. The incremental shares, which can be increased by up to 234,973 shares as of December 31, 2023 if the performance condition is satisfied, are not included in the table below.
A summary of restricted stock unit activity is as follows:

	Year Ended December 31, 2023	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	778,313	$9.13
Granted	217,406	25.09
Vested	(550,352)	8.53
Forfeited	(14,953)	17.78
Nonvested at December 31, 2023	430,414	$17.67
The total fair value at grant date of restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $5.5 million, $3.9 million and $3.1 million, respectively.
The restricted stock units receive dividend equivalent units (DEUs) upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying restricted stock unit award. As of December 31, 2023, there were approximately 7,100 nonvested DEUs. The total fair value of restricted stock units and DEUs vested was $13.8 million, $6.8 million and $3.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Performance Units
Performance units are typically granted annually in January and vest at the end of a three-year period and are primarily limited to senior management personnel. The performance units are usually subject to the achievement of goals.
The performance units granted during the year ended December 31, 2020 were based on the following conditions: three-year return on invested capital and environmental reclamation (performance condition). In addition, the payout of the performance units can be increased or decreased by up to 25% of the award based on three-year stock price performance compared to a custom peer group (market condition). The performance units can be increased by up to a maximum of 100% of the award granted. There were 384,453 incremental shares granted during the year ended December 31, 2023 as a result the performance condition being satisfied which are included in the table below.

Peabody Energy Corporation	2023 Form 10-K	F-48

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The performance units granted during the year ended December 31, 2023 were based on the following conditions: two-year free cash flow and environmental reclamation (performance condition). In addition, the payout of the performance units can be increased by up to 50% of the award granted. The incremental shares, which can be increased by up to 72,204 shares as of December 31, 2023 if the performance condition is satisfied, are not included in the table below.
Awards granted during the year ended December 31, 2023 will be settled in the Company's Common Stock. There were no performance units granted during the years ended December 31, 2022 or 2021.
A summary of performance unit activity is as follows:

	Year Ended December 31, 2023	Weighted Average Remaining Contractual Life
Nonvested at December 31, 2022	450,021	—
Granted	531,915
Vested	(834,474)
Forfeited	(3,054)
Nonvested at December 31, 2023	144,408	2.0
As of December 31, 2023, there were 834,474 performance units and DEU’s vested that had an aggregate intrinsic value of $21.9 million and a conversion price per share of $26.19.
The performance units receive DEUs upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying performance unit award. As of December 31, 2023, there were approximately 2,300 nonvested DEUs.
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
(17)    Other Events
Coal Deposit Acquisition
The Company entered into a definitive agreement dated October 26, 2023, with Stanmore SMC Pty Ltd (Stanmore) to acquire the southern part of Stanmore’s Wards Well tenements (Wards Well area) which are adjacent to the Company’s Centurion Mine, previously known as the North Goonyella Mine, in Queensland, Australia. The acquisition terms include cash consideration of $136 million and a contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of the Wards Well area and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining in the Wards Well area. Completion of the transaction is subject to the satisfaction of certain conditions, including regulatory approvals.
North Antelope Rochelle Mine Tornado
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the year ended December 31, 2023, the Company recorded a provision for loss of $12.2 million related to the tornado damage. The combined provision includes $4.0 million for materials and supplies inventories, $1.0 million for buildings and equipment and $7.2 million for incremental repair costs. The Company anticipates that immaterial incremental repair costs will continue to be recorded in early 2024.
Shoal Creek Incident
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine. In November 2023, longwall coal production commenced in a new area of the mine.

Peabody Energy Corporation	2023 Form 10-K	F-49

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2023, the Company recorded a provision for loss of $28.7 million related to the fire. The provision includes $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine. In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible.
Port and Rail Capacity Assignment
During the year ended December 31, 2023, the Company entered into two agreements to assign the right to its excess port and rail capacity related to its Centurion Mine to unrelated parties. In the first transaction, the Company assigned its right in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half is payable in June 2024, subject to certain conditions. In connection with the transaction, the Company recorded revenue of $19.2 million during the year ended December 31, 2023 and had a discounted receivable of $9.6 million included in “Accounts receivable, net” as of December 31, 2023.
In the second transaction, the Company assigned its right in exchange for $10.0 million Australian dollars, all of which was received as of December 31, 2023. In connection with the transaction, the Company recorded revenue of $6.7 million during the year ended December 31, 2023.
Divestitures and Other Transactions
During July 2021, the Company executed transactions to sell its closed Millennium and Wilkie Creek Mines, which reduced its closed mine reclamation liabilities and associated costs. The Millennium Mine was sold for minimal cash consideration and the assumption of the majority of the mine’s reclamation liabilities. At December 31, 2023, the Company remains responsible for $4.1 million of reclamation liabilities. The Company recorded a gain of $26.1 million in connection with the sale, which is included within “Net gain on disposals” in the accompanying consolidated statements of operations for the year ended December 31, 2021.
The Wilkie Creek Mine was sold for minimal cash consideration and full assumption of the mine’s reclamation liabilities. The Company recorded a gain of $24.6 million in connection with the sale, which is included within “(Loss) income from discontinued operations, net of income taxes” in the accompanying consolidated statements of operations for the year ended December 31, 2021.
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

Peabody Energy Corporation	2023 Form 10-K	F-50

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for all of the years ended December 31, 2023, 2022 and 2021, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$816.0	$1,317.4	$347.4
Less: Net income attributable to noncontrolling interests	56.0	22.0	11.3
Income from continuing operations attributable to common stockholders	760.0	1,295.4	336.1
(Loss) income from discontinued operations, net of income taxes	(0.4)	1.7	24.0
Net income attributable to common stockholders	$759.6	$1,297.1	$360.1

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$816.0	$1,317.4	$347.4
Add: Tax adjusted interest expense related to 2028 Convertible Notes	12.2	8.7	—
Less: Net income attributable to noncontrolling interests	56.0	22.0	11.3
Income from continuing operations attributable to common stockholders	772.2	1,304.1	336.1
(Loss) income from discontinued operations, net of income taxes	(0.4)	1.7	24.0
Net income attributable to common stockholders	$771.8	$1,305.8	$360.1

EPS denominator:
Weighted average shares outstanding — basic	137.6	142.1	111.1
Dilutive impact of share-based compensation awards	0.6	1.6	0.9
Dilutive impact of 2028 Convertible Notes	16.1	13.5	—
Weighted average shares outstanding — diluted	154.3	157.2	112.0

Basic EPS attributable to common stockholders:
Income from continuing operations	$5.52	$9.12	$3.03
(Loss) income from discontinued operations	—	0.01	0.21
Net income attributable to common stockholders	$5.52	$9.13	$3.24

Diluted EPS attributable to common stockholders:
Income from continuing operations	$5.00	$8.29	$3.00
(Loss) income from discontinued operations	—	0.02	0.22
Net income attributable to common stockholders	$5.00	$8.31	$3.22

Peabody Energy Corporation	2023 Form 10-K	F-51

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(19)     Management — Labor Relations
On December 31, 2023, the Company had approximately 5,400 employees worldwide, including approximately 4,200 hourly employees; the employee amounts exclude employees that were employed at operations classified as discontinued operations. Approximately 38% of those hourly employees were represented by organized labor unions and were employed by mines that generated 18% of the Company’s 2023 coal production from continuing operations. In the U.S., the hourly employees of one active mine and one inactive mine are represented by an organized labor union. In Australia, the coal mining industry is unionized and the majority of hourly workers employed at the Company’s Australian mining operations are members of trade unions. The Mining and Energy Union (MEU) generally represents the Company’s Australian subsidiaries’ hourly production and engineering employees, including those employed through contract mining relationships.
The following table presents the Company’s active and inactive mining operations as of December 31, 2023 in which the employees are represented by organized labor unions:

Mine	Approximate Number of Active Employees Represented	Union	Current Agreement Expiration Date or Date Amendable

U.S.
Kayenta	20	UMWA	November 2024
Shoal Creek	270	UMWA	December 2024
Australia
Wilpinjong	440	MEU	June 2024
Coppabella	325	MEU	February 2026
Moorvale (1)	210	MEU	June 2023
Centurion (2)	10	N/A	2028
Metropolitan
Underground employees	165	MEU	May 2025
Handling and preparation plant employees (3)	15	MEU	2027
Wambo Underground
Underground employees	120	MEU	November 2025
Handling and preparation plant employees	20	MEU	August 2025
(1)    Employees of the Moorvale Mine operate on individual contracts under a direct engagement model. Such contracts are modeled after the Company’s former labor agreement with the MEU which ended in 2017. The Company is currently negotiating a new labor agreement with the MEU and employees.
(2)    The Company and employees have agreed to a new four-year term labor agreement in December, and it is lodged with the Fair Work Commission for approval.
(3)    The Company, employees and the MEU have agreed to a new three-year term labor agreement in December, and it is lodged with the Fair Work Commission for approval.
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

Peabody Energy Corporation	2023 Form 10-K	F-52

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	December 31, 2023
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,022.6	$117.3	$1,139.9
Letters of credit (2)	6.0	102.1	108.1
	1,028.6	219.4	1,248.0
Less: Letters of credit in support of surety bonds (3)	(6.0)	(12.2)	(18.2)
Obligations supported, net	$1,022.6	$207.2	$1,229.8
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
Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount represented a negotiated increase from the uncapped cumulative collateral amount prior to the amendment and will vary prospectively as bonding levels increase or decrease. The amendment also removed restrictions on the payment of dividends and share repurchases, and extended the agreement through December 31, 2026. In order to maintain the new maximum collateral standstill, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $555.2 million at December 31, 2023. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements, which commenced for the second quarter of 2023. The Company granted second liens on $200.0 million of mining equipment under the original agreement, which remain in force under the April 2023 amendment.
To fund the maximum collateral amount, the Company deposited $566.3 million into trust accounts for the benefit of certain surety providers on March 31, 2023. The remainder was comprised of $140.5 million of existing cash-collateralized letters of credit and $15.0 million already held on behalf of a surety provider. The amendment became effective on April 14, 2023, when the Company terminated a then-existing credit agreement which, as amended, provided for $237.2 million of capacity for irrevocable standby letters of credit (LC Facility). All letters of credit that were outstanding under the LC Facility were cancelled upon its termination and, in certain cases, replaced by cash-collateralized letters of credit or letters of credit issued under the Company’s accounts receivable securitization program.
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023. The Company recorded early debt extinguishment losses of $8.8 million during the year ended December 31, 2023 as a result of the February 2023 amendment and subsequent termination.
Prior to its termination, undrawn letters of credit under the LC Facility bore interest at 6.00% per annum and unused commitments were subject to a 0.50% per annum commitment fee.

Peabody Energy Corporation	2023 Form 10-K	F-53

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable Securitization
In 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended from time to time (the Receivables Purchase Agreement.) The receivables securitization program authorized under the agreement (Securitization Program) is subject to customary events of default. The Receivables Purchase Agreement was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR. Such funding is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization.
Borrowings under the Securitization Program bear interest at SOFR plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At December 31, 2023, the Company had no outstanding borrowings and $108.1 million of letters of credit outstanding under the Securitization Program, primarily in support of reclamation obligations. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $90.4 million at December 31, 2023. The Company was not required to post cash collateral under the Securitization Program at December 31, 2023.
The Company incurred interest and fees associated with the Securitization Program of $3.6 million, $3.8 million and $2.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, which have been recorded as “Interest expense” in the accompanying statements of operations.
Collateralized Letter of Credit Agreement
In February 2022, the Company entered into an agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At December 31, 2023, letters of credit of $167.0 million were outstanding under the agreement, which were collateralized by cash of $172.0 million.

Peabody Energy Corporation	2023 Form 10-K	F-54

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Cash and Collateral
The following table summarizes the Company’s “Restricted cash and collateral” in the accompanying consolidated balance sheets. Restricted cash balances are held in controlled accounts with minimum balance requirements; withdrawals are subject to the approval of account beneficiaries, such as the Company’s surety providers, who have perfected security interests in the funds. The Company’s other collateral generally includes deposits held by regulatory authorities or financial institutions over which the Company has no control or ability to access.

	December 31, 2023	December 31, 2022
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$444.0	$—
Collateralized letters of credit funding (2)	172.0	110.3
Cash backed bank guarantees (2)	64.9	—
	680.9	110.3
Other collateral (1)
Deposits with regulatory authorities for reclamation and other obligations	276.7	33.6
LC Facility (3)	—	28.5
Deposit held on behalf of surety	—	15.0
	276.7	77.1
Restricted cash and collateral	$957.6	$187.4
(1)    Restricted cash balances are combined with unrestricted cash and cash equivalents in the accompanying consolidated statements of cash flows; changes in restricted cash balances are thus not reflected in the operating, investing or financing activities therein. Changes in other collateral balances are reflected as operating activities therein.
(2)    Surety trust accounts, the funding for collateralized letters of credit and cash supporting the bank guarantees are comprised of highly liquid investments with original maturities of three months or less; interest and other earnings on such funds accrue to the Company.
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
(21)    Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of December 31, 2023, purchase commitments for capital expenditures were $86.1 million, all of which is obligated within the next two years, with $79.3 million obligated within the next 12 months.

Peabody Energy Corporation	2023 Form 10-K	F-55

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In Australia, the Company has generally secured the ability to transport coal through rail contracts and ownership interests in five east coast coal export terminals that are primarily funded through take-or-pay arrangements with terms ranging up to 20 years. In the U.S., the Company has entered into certain long-term coal export terminal agreements to secure export capacity through the Gulf Coast. As of December 31, 2023, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.2 billion, of which approximately $103 million is obligated within the next year.
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

Peabody Energy Corporation	2023 Form 10-K	F-56

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company (the Patriot Federal Black Lung Claims). The Company’s accounting for the black lung liabilities related to Patriot was based on an interpretation of applicable statutes. Management believed that inconsistencies existed among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company sought clarification from the DOL regarding these inconsistencies and challenged the DOL’s position in individual black lung claims. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $82.3 million at December 31, 2022. The liability, which was classified as discontinued operations, was included in the Company’s consolidated balance sheet within “Accounts payable and accrued expenses” and “Other noncurrent liabilities.”
On August 8, 2023, the Company entered into a settlement agreement to resolve the liability dispute with the DOL. In accordance with the settlement agreement, the Company paid $72.0 million to settle the Patriot Federal Black Lung Claims, with the exception of approximately $4.2 million of certain claims for attorney’s fees and additional compensation due to claimants not paid during appeal. As a result of the settlement, the Company recognized a $3.9 million gain within “(Loss) income from discontinued operations, net of income taxes” during the year ended December 31, 2023.
(22)    Segment and Geographic Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other.
The business of the Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of its thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company classifies its seaborne mines within the Seaborne Thermal or Seaborne Metallurgical segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Seaborne Thermal segment is of a metallurgical grade. Similarly, a small portion of the coal mined by the Seaborne Metallurgical segment is of a thermal grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions.
The Company’s Seaborne Thermal operations consist of mines in New South Wales, Australia. The mines in that segment utilize both surface and underground extraction processes to mine low-sulfur, high Btu thermal coal.
The Company’s Seaborne Metallurgical operations consist of mines in Queensland, Australia, one in New South Wales, Australia and one in Alabama, USA. The mines in that segment utilize both surface and underground extraction processes to mine various qualities of metallurgical coal. The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coking coal and pulverized coal injection coal.
The principal business of the Company’s thermal operating segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal operations reflect the aggregation of its Illinois, Indiana, New Mexico and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin operations mine sub-bituminous coal deposits and its Other U.S. Thermal operations mine both bituminous and sub-bituminous coal deposits.
The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity affiliates, corporate hedging activities, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain commercial matters.

Peabody Energy Corporation	2023 Form 10-K	F-57

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s CODM, defined as its Chief Executive Officer, uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance and allocate resources. Adjusted EBITDA is a non-GAAP financial measure defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Segment results for the year ended December 31, 2023 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$1,329.7	$1,301.9	$1,198.1	$888.2	$228.8	$4,946.7
Adjusted EBITDA	576.8	438.1	153.7	207.5	(12.2)	1,363.9
Additions to property, plant, equipment and mine development	62.0	186.4	40.9	47.6	11.4	348.3
Income from equity affiliates	—	—	—	—	(6.9)	(6.9)
Segment results for the year ended December 31, 2022 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2	$1.7	$4,981.9
Adjusted EBITDA	647.6	781.7	68.2	242.4	104.8	1,844.7
Additions to property, plant, equipment and mine development	38.8	84.8	59.1	35.3	3.5	221.5
Income from equity affiliates	—	—	—	—	(131.2)	(131.2)
Segment results for the year ended December 31, 2021 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$934.0	$727.7	$971.2	$689.1	$(3.7)	$3,318.3
Adjusted EBITDA	353.1	178.2	134.9	164.2	86.3	916.7
Additions to property, plant, equipment and mine development	88.6	25.1	41.4	24.2	3.8	183.1
Income from equity affiliates	—	—	—	—	(82.1)	(82.1)
Asset details are reflected at the division level only for the Company’s operating segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company’s CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis. Assets related to closed, suspended or otherwise inactive mines are included within the Corporate and Other category. Assets related to the Company’s Centurion Mine, which is in redevelopment and targeted to commence mining of development coal in the second quarter of 2024, are included in the Seaborne division level as of December 31, 2023.
Assets as of December 31, 2023 were as follows:

	Seaborne	U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$2,088.2	$1,373.2	$2,500.7	$5,962.1
Property, plant, equipment and mine development, net	1,565.1	1,149.2	129.8	2,844.1
Operating lease right-of-use assets	33.1	25.0	3.8	61.9

Peabody Energy Corporation	2023 Form 10-K	F-58

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets as of December 31, 2022 were as follows:

	Seaborne	U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,632.6	$1,359.4	$2,618.8	$5,610.8
Property, plant, equipment and mine development, net	1,220.7	1,217.5	426.8	2,865.0
Operating lease right-of-use assets	20.5	0.5	5.9	26.9
Assets as of December 31, 2021 were as follows:

	Seaborne	U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,669.6	$1,318.5	$1,961.7	$4,949.8
Property, plant, equipment and mine development, net	1,298.8	1,209.5	442.3	2,950.6
Operating lease right-of-use assets	19.2	3.3	13.0	35.5
A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Income from continuing operations, net of income taxes	$816.0	$1,317.4	$347.4
Depreciation, depletion and amortization	321.4	317.6	308.7
Asset retirement obligation expenses	50.5	49.4	44.7
Restructuring charges	3.3	2.9	8.3
Asset impairment	2.0	11.2	—
Provision for NARM and Shoal Creek losses	40.9	—	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(1.6)	(2.3)	(33.8)
Interest expense	59.8	140.3	183.4
Net loss (gain) on early debt extinguishment	8.8	57.9	(33.2)
Interest income	(76.8)	(18.4)	(6.5)
Net mark-to-market adjustment on actuarially determined liabilities	(0.3)	(27.8)	(43.4)
Unrealized (gains) losses on derivative contracts related to forecasted sales	(159.0)	35.8	115.1
Unrealized (gains) losses on foreign currency option contracts	(7.4)	2.3	7.5
Take-or-pay contract-based intangible recognition	(2.5)	(2.8)	(4.3)
Income tax provision (benefit)	308.8	(38.8)	22.8
Total Adjusted EBITDA	$1,363.9	$1,844.7	$916.7

Peabody Energy Corporation	2023 Form 10-K	F-59

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents revenue as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2023	2022	2021
U.S.	42.4%	36.6%	45.5%
Japan	14.7%	19.4%	14.2%
China	10.9%	—%	—%
Australia	8.9%	8.5%	7.7%
Taiwan	6.6%	9.3%	14.4%
Brazil	3.6%	2.8%	0.9%
Vietnam	2.4%	2.8%	2.0%
Indonesia	2.0%	1.5%	3.0%
France	1.6%	1.1%	—%
India	1.2%	2.9%	5.4%
Germany	1.0%	0.7%	—%
Belgium	0.6%	1.3%	—%
South Korea	—%	2.1%	1.4%
Chile	—%	1.1%	0.3%
Other	4.1%	9.9%	5.2%
Total	100.0%	100.0%	100.0%
The Company attributes revenue to individual countries based on the location of the physical delivery of the coal.

Peabody Energy Corporation	2023 Form 10-K	F-60

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)	Balance at End of Period
	(Dollars in millions)
Year Ended December 31, 2023
Reserves deducted from asset accounts:
Reserve for materials and supplies	$9.5	$2.6	$(4.9)	$—	$7.2
Tax valuation allowances	1,451.0	0.6	—	21.9	1,473.5
Year Ended December 31, 2022
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$(0.3)	$—	$—	$—
Reserve for materials and supplies	9.0	1.4	(0.9)	—	9.5
Tax valuation allowances	2,120.8	(583.8)	—	(86.0)	1,451.0
Year Ended December 31, 2021
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$—	$—	$—	$0.3
Reserve for materials and supplies	10.4	0.6	(2.0)	—	9.0
Tax valuation allowances	2,287.3	(121.7)	—	(44.8)	2,120.8
(1)Reserves utilized, unless otherwise indicated.
(2)Includes the impact of changes in the Australian dollar exchange rates.

Peabody Energy Corporation	2023 Form 10-K	F-61