Form 10-Q
period 2024-03-31
PEABODY ENERGY CORP
filed 2024-05-09
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 125.8 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at May 3, 2024.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions, except per share data)
Revenue	$983.6	$1,364.0
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	814.2	846.6
Depreciation, depletion and amortization	79.8	76.3
Asset retirement obligation expenses	12.9	15.4
Selling and administrative expenses	22.0	22.8
Restructuring charges	0.1	0.1
Other operating (income) loss:
Net gain on disposals	(2.1)	(1.9)
Asset impairment	—	2.0
Provision for NARM loss	1.8	—
Loss (income) from equity affiliates	3.7	(1.8)
Operating profit	51.2	404.5
Interest expense	14.7	18.4
Net loss on early debt extinguishment	—	6.8
Interest income	(19.2)	(13.1)
Net periodic benefit credit, excluding service cost	(10.1)	(9.7)
Income from continuing operations before income taxes	65.8	402.1
Income tax provision	20.1	118.0
Income from continuing operations, net of income taxes	45.7	284.1
Loss from discontinued operations, net of income taxes	(0.7)	(1.3)
Net income	45.0	282.8
Less: Net income attributable to noncontrolling interests	5.4	14.3
Net income attributable to common stockholders	$39.6	$268.5

Income from continuing operations:
Basic income per share	$0.32	$1.87
Diluted income per share	$0.30	$1.69
Net income attributable to common stockholders:
Basic income per share	$0.31	$1.86
Diluted income per share	$0.29	$1.68
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$45.0	$282.8
Postretirement plans (net of $0.0 tax provisions in each period)	(13.2)	(13.4)
Foreign currency translation adjustment	(1.9)	(0.2)
Other comprehensive loss, net of income taxes	(15.1)	(13.6)
Comprehensive income	29.9	269.2
Less: Net income attributable to noncontrolling interests	5.4	14.3
Comprehensive income attributable to common stockholders	$24.5	$254.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2024	December 31, 2023
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$855.7	$969.3
Accounts receivable, net of allowance for credit losses of $0.0 at March 31, 2024 and December 31, 2023	343.1	389.7
Inventories, net	404.3	351.8
Other current assets	298.4	308.9
Total current assets	1,901.5	2,019.7
Property, plant, equipment and mine development, net	2,830.2	2,844.1
Operating lease right-of-use assets	78.6	61.9
Restricted cash and collateral	836.0	957.6
Investments and other assets	82.1	78.8
Total assets	$5,728.4	$5,962.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14.4	$13.5
Accounts payable and accrued expenses	790.6	965.5
Total current liabilities	805.0	979.0
Long-term debt, less current portion	323.3	320.7
Deferred income taxes	37.2	28.6
Asset retirement obligations, less current portion	649.0	648.6
Accrued postretirement benefit costs	146.3	148.4
Operating lease liabilities, less current portion	61.5	47.7
Other noncurrent liabilities	179.5	181.6
Total liabilities	2,201.8	2,354.6
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.0 shares issued and 125.8 shares outstanding as of March 31, 2024 and 188.6 shares issued and 128.7 shares outstanding as of December 31, 2023	1.9	1.9
Additional paid-in capital	3,985.1	3,983.0
Treasury stock, at cost — 63.2 and 59.9 common shares as of March 31, 2024 and December 31, 2023	(1,824.8)	(1,740.2)
Retained earnings	1,142.5	1,112.7
Accumulated other comprehensive income	174.5	189.6
Peabody Energy Corporation stockholders’ equity	3,479.2	3,547.0
Noncontrolling interests	47.4	60.5
Total stockholders’ equity	3,526.6	3,607.5
Total liabilities and stockholders’ equity	$5,728.4	$5,962.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$45.0	$282.8
Loss from discontinued operations, net of income taxes	0.7	1.3
Income from continuing operations, net of income taxes	45.7	284.1
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	79.8	76.3
Noncash interest expense, net	1.3	1.6
Deferred income taxes	8.5	46.0
Noncash share-based compensation	2.0	1.7
Asset impairment	—	2.0
Net gain on disposals	(2.1)	(1.9)
Noncash income from port and rail capacity assignment	—	(9.2)
Net loss on early debt extinguishment	—	6.8
Loss (income) from equity affiliates	3.7	(1.8)
Foreign currency option contracts	5.7	2.2
Changes in current assets and liabilities:
Accounts receivable	46.8	70.8
Inventories	(52.6)	(35.4)
Other current assets	13.6	43.5
Accounts payable and accrued expenses	(169.5)	(39.6)
Collateral arrangements	151.3	(45.9)
Asset retirement obligations	0.4	2.5
Workers’ compensation obligations	(0.1)	(0.9)
Postretirement benefit obligations	(15.4)	(14.4)
Pension obligations	—	0.4
Other, net	1.2	0.6
Net cash provided by continuing operations	120.3	389.4
Net cash used in discontinued operations	(1.3)	(3.1)
Net cash provided by operating activities	119.0	386.3

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(61.4)	(55.7)
Changes in accrued expenses related to capital expenditures	(6.8)	(1.6)
Proceeds from disposal of assets, net of receivables	2.4	2.9
Contributions to joint ventures	(202.8)	(206.2)
Distributions from joint ventures	193.2	202.0
Other, net	0.2	0.1
Net cash used in investing activities	(75.2)	(58.5)
Cash Flows From Financing Activities
Repayments of long-term debt	(2.2)	(2.7)
Payment of debt issuance and other deferred financing costs	(10.8)	(0.3)
Common stock repurchases	(83.1)	—
Repurchase of employee common stock relinquished for tax withholding	(3.4)	(13.2)
Dividends paid	(9.7)	—
Distributions to noncontrolling interests	(18.5)	(22.8)
Net cash used in financing activities	(127.7)	(39.0)
Net change in cash, cash equivalents and restricted cash	(83.9)	288.8
Cash, cash equivalents and restricted cash at beginning of period (1)	1,650.2	1,417.6
Cash, cash equivalents and restricted cash at end of period (2)	$1,566.3	$1,706.4

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$969.3
Restricted cash included in “Restricted cash and collateral”	680.9
Cash, cash equivalents and restricted cash at beginning of period	$1,650.2

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$855.7
Restricted cash included in “Restricted cash and collateral”	710.6
Cash, cash equivalents and restricted cash at end of period	$1,566.3
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9
Balance, end of period	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,983.0	3,975.9
Dividend equivalent units on dividends declared	0.1	—
Share-based compensation for equity-classified awards	2.0	1.7
Balance, end of period	3,985.1	3,977.6
Treasury stock
Balance, beginning of period	(1,740.2)	(1,372.9)
Common stock repurchases	(83.1)	—
Net change in unsettled common stock repurchases	2.6	—
Excise tax accrued on common stock repurchases	(0.7)	—
Repurchase of employee common stock relinquished for tax withholding	(3.4)	(13.2)
Balance, end of period	(1,824.8)	(1,386.1)
Retained earnings
Balance, beginning of period	1,112.7	383.9
Net income attributable to common stockholders	39.6	268.5
Dividends declared ($0.075 and $0.000 per share, respectively)	(9.8)	—
Balance, end of period	1,142.5	652.4
Accumulated other comprehensive income
Balance, beginning of period	189.6	242.5
Postretirement plans (net of $0.0 tax provisions in each period)	(13.2)	(13.4)
Foreign currency translation adjustment	(1.9)	(0.2)
Balance, end of period	174.5	228.9
Noncontrolling interests
Balance, beginning of period	60.5	63.5
Net income attributable to noncontrolling interests	5.4	14.3
Distributions to noncontrolling interests	(18.5)	(22.8)
Balance, end of period	47.4	55.0
Total stockholders’ equity	$3,526.6	$3,529.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Peabody Energy Corporation (PEC) and its consolidated subsidiaries and affiliates (along with PEC, the Company or Peabody). Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in a joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenue and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements. All intercompany transactions, profits and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2023 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2024.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
The Company did not adopt any new accounting standards that had a material impact on its unaudited condensed consolidated financial statements or disclosures.
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
Segments. In November 2023, ASU 2023-07 was issued, which requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually; disclose significant expense categories and amounts that are easily computable from the management reports that are regularly provided to the chief operating decision maker (CODM); disclose how the CODM uses each reported measure to allocate resources; and disclose the name and title of the position of the individual identified as the CODM. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated results of operations, cash flows and financial condition.
Income Taxes. In December 2023, ASU 2023-09 was issued, which requires public entities to disclose more information primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively, with a retrospective option. Early adoption is permitted. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated results of operations, cash flows and financial condition.
(3)    Revenue Recognition
Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for the Company’s policies regarding “Revenue” and “Accounts receivable, net.”

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

	Three Months Ended March 31, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$40.6	$—	$254.1	$178.0	$—	$472.7
Export	243.1	—	—	—	—	243.1
Total thermal	283.7	—	254.1	178.0	—	715.8
Metallurgical coal
Export	—	244.0	—	—	—	244.0
Total metallurgical	—	244.0	—	—	—	244.0
Other (2)	0.2	3.0	—	13.6	7.0	23.8
Revenue	$283.9	$247.0	$254.1	$191.6	$7.0	$983.6

	Three Months Ended March 31, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.5	$—	$305.0	$247.9	$—	$590.4
Export	308.8	—	—	—	—	308.8
Total thermal	346.3	—	305.0	247.9	—	899.2
Metallurgical coal
Export	—	287.2	—	—	—	287.2
Total metallurgical	—	287.2	—	—	—	287.2
Other (2)	0.2	1.2	0.3	1.5	174.4	177.6
Revenue	$346.5	$288.4	$305.3	$249.4	$174.4	$1,364.0
(1)    Corporate and Other includes the following:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Unrealized gains on derivative contracts related to forecasted sales	$—	$118.7
Realized losses on derivative contracts related to forecasted sales	—	(50.6)
Revenue from physical sale of coal (3)	2.1	84.5
Other (2)	4.9	21.8
Total Corporate and Other	$7.0	$174.4
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable
“Accounts receivable, net” at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Trade receivables, net	$273.6	$322.3
Miscellaneous receivables, net	69.5	67.4
Accounts receivable, net	$343.1	$389.7
None of the above receivables included allowances for credit losses at March 31, 2024 or December 31, 2023. No charges for credit losses were recognized during the three months ended March 31, 2024 or 2023.
(4)     Inventories
“Inventories, net” as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Materials and supplies, net	$161.4	$153.0
Raw coal	125.8	105.6
Saleable coal	117.1	93.2
Inventories, net	$404.3	$351.8
Materials and supplies inventories, net presented above have been shown net of reserves of $6.4 million and $7.2 million as of March 31, 2024 and December 31, 2023, respectively.
(5) Equity Method Investments
The Company’s equity method investments include its joint venture interest in Middlemount Coal Pty Ltd (Middlemount), R3 Renewables LLC (R3) and certain other equity method investments.
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss (income) from equity affiliates”:

			Loss (Income) from Equity Affiliates
	Book Value at		Three Months Ended March 31,
	March 31, 2024	December 31, 2023	2024	2023
	(Dollars in millions)
Equity method investment related to Middlemount	$40.1	$42.5	$0.4	$(2.6)
Equity method investment related to R3	8.3	7.1	3.3	0.8
Total equity method investments	$48.4	$49.6	$3.7	$(1.8)
R3
In March 2022, the Company entered into a joint venture with unrelated partners to form R3. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $4.5 million and $2.0 million to R3 during the three months ended March 31, 2024 and 2023, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Derivatives and Fair Value Measurements
Derivatives
From time to time, the Company may utilize various types of derivative instruments to manage its exposure to risks in the normal course of business, including (1) foreign currency exchange rate risk and the variability of cash flows associated with forecasted Australian dollar expenditures made in its Australian mining platform and (2) price risk of fluctuating coal prices related to forecasted sales or purchases of coal, or changes in the fair value of a fixed price physical sales contract. These risk management activities are actively monitored for compliance with the Company’s risk management policies.
On a limited basis, the Company engages in the direct and brokered trading of coal and freight-related contracts. Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value.
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of March 31, 2024, the Company held average rate options with an aggregate notional amount of $516.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending December 31, 2024. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.69 to $0.72 over the nine-month period ending December 31, 2024. As of March 31, 2024, the Company also held purchased collars with an aggregate notional amount of $431.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending December 31, 2024. The purchased collars have a floor and ceiling of approximately $0.59 and $0.72, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of March 31, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of March 31, 2024.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company had asset derivatives comprised of foreign currency option contracts with a fair value of $0.7 million and $6.2 million, respectively. The net amount of asset derivatives is included in “Other current assets” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended March 31, 2024
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(6.5)	$(0.8)	$(5.7)
Total		$(6.5)	$(0.8)	$(5.7)

		Three Months Ended March 31, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.0)	$(2.8)	$(2.2)
Derivative contracts related to forecasted sales	Revenue	68.1	(50.6)	118.7
Financial trading contracts	Revenue	—	17.3	(17.3)
Total		$63.1	$(36.1)	$99.2
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
The following tables set forth the hierarchy of the Company’s net asset positions for which fair value is measured on a recurring basis.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$0.7	$—	$0.7
Equity securities	0.9	—	—	0.9
Total net assets	$0.9	$0.7	$—	$1.6

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.2	$—	$6.2
Equity securities	0.4	—	—	0.4
Total net assets	$0.4	$6.2	$—	$6.6

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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2024 and December 31, 2023:
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
Market risk associated with the Company’s fixed-rate long-term debt relates to the potential reduction in the fair value from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values and estimates based on interest rates, maturities, credit risk, underlying collateral and completed market transactions.

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Total debt at par value	$345.3	$342.3
Less: Unamortized debt issuance costs	(7.6)	(8.1)
Net carrying amount	$337.7	$334.2

Estimated fair value	$477.0	$483.9
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
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2024 and 2023. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2024 and December 31, 2023 is set forth in the table below:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Land and coal interests	$2,475.1	$2,475.2
Buildings and improvements	645.4	647.6
Machinery and equipment	1,842.0	1,787.6
Less: Accumulated depreciation, depletion and amortization	(2,132.3)	(2,066.3)
Property, plant, equipment and mine development, net	$2,830.2	$2,844.1
Asset Impairment and Other At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $219 million at March 31, 2024 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the three months ended March 31, 2024 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provisions of $20.1 million and $118.0 million for the three months ended March 31, 2024 and 2023, respectively, included a tax benefit of $5.8 million and a tax provision of $0.4 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s estimated full year pretax income and income tax expense are expected to be primarily generated in Australia.
(9)     Long-term Debt
The Company’s total indebtedness as of March 31, 2024 and December 31, 2023 consisted of the following:

Debt Instrument (defined below, as applicable)	March 31, 2024	December 31, 2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	25.3	22.3
Less: Debt issuance costs	(7.6)	(8.1)
	337.7	334.2
Less: Current portion of long-term debt	14.4	13.5
Long-term debt	$323.3	$320.7
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes and available cash to redeem its then-existing senior secured notes, and to pay related premiums, fees and expenses relating to the offering and redemptions. The Company capitalized $11.2 million of debt issuance costs related to the offering, which are being amortized over the terms of the notes.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bear interest at a rate of 3.250% per year, payable semi-annually in arrears on March 1 and September 1 of each year.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective February 21, 2024, the conversion rate was increased to 51.0440 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.59 per share of the Company’s common stock. The conversion rate is subject to further adjustment under certain circumstances in accordance with the terms of the indenture.
During the first quarter of 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible at the option of the holders during the second quarter of 2024.
As of March 31, 2024, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $76.3 million.
Revolving Credit Facility
The Company established a new revolving credit facility with a maximum aggregate principal amount of $320.0 million in revolving commitments by entering into a credit agreement, dated as of January 18, 2024 (the 2024 Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto. The Company paid aggregate debt issuance costs of $9.7 million.
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum.
As of March 31, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $99.0 million outstanding as of March 31, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $221.0 million at March 31, 2024.
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

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
2028 Convertible Notes	$2.6	$2.6
Finance lease obligations	0.4	0.5
Financial assurance instruments	8.8	12.0
Amortization of debt issuance costs	1.2	1.6
Other	1.7	1.7
Interest expense	$14.7	$18.4

Cash paid for interest	$11.5	$19.1
Non-cash interest expense	$1.3	$1.6
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2024.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension cost included the following components:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Interest cost on projected benefit obligation	$1.6	$7.4
Expected return on plan assets	(1.2)	(6.6)
Net periodic pension cost	$0.4	$0.8
Prior to January 1, 2024, the Company had two qualified pension plans. During the year ended December 31, 2023, the Company settled its pension obligation for one of its qualified plans. Refer to Note 14. “Pension and Savings Plans” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding the settlement of the plan’s obligation.
Annual contributions to the remaining qualified plan are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of March 31, 2024, the Company’s remaining qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any cash contributions to its remaining qualified pension plan in 2024 based on minimum funding requirements and does not expect to make any discretionary cash contributions in 2024.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic postretirement benefit credit included the following components:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1
Interest cost on accumulated postretirement benefit obligation	2.3	2.5
Expected return on plan assets	(0.1)	(0.1)
Amortization of prior service credit	(13.2)	(13.4)
Net periodic postretirement benefit credit	$(10.9)	$(10.9)
The Company has established a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA trust in 2024 and plans to utilize a portion of VEBA assets to make certain benefit payments.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for the three months ended March 31, 2024 and 2023 because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$45.7	$284.1
Less: Net income attributable to noncontrolling interests	5.4	14.3
Income from continuing operations attributable to common stockholders	40.3	269.8
Loss from discontinued operations, net of income taxes	(0.7)	(1.3)
Net income attributable to common stockholders	$39.6	$268.5

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$45.7	$284.1
Add: Tax adjusted interest expense related to 2028 Convertible Notes	3.1	2.6
Less: Net income attributable to noncontrolling interests	5.4	14.3
Income from continuing operations attributable to common stockholders	43.4	272.4
Loss from discontinued operations, net of income taxes	(0.7)	(1.3)
Net income attributable to common stockholders	$42.7	$271.1

EPS denominator:
Weighted average shares outstanding — basic	128.1	144.6
Dilutive impact of share-based compensation awards	0.6	0.7
Dilutive impact of 2028 Convertible Notes	16.2	16.1
Weighted average shares outstanding — diluted	144.9	161.4

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.32	$1.87
Loss from discontinued operations	(0.01)	(0.01)
Net income attributable to common stockholders	$0.31	$1.86

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.30	$1.69
Loss from discontinued operations	(0.01)	(0.01)
Net income attributable to common stockholders	$0.29	$1.68
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$962.1	$108.2	$1,070.3
Letters of credit (2)	53.6	98.5	152.1
	1,015.7	206.7	1,222.4
Less: Letters of credit in support of surety bonds (3)	(53.6)	(14.4)	(68.0)
Obligations supported, net	$962.1	$192.3	$1,154.4
(1)    Instruments support obligations related to pension and health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts and certain restoration ancillary to prior mining activities.
(2)    Amounts do not include cash-collateralized letters of credit.
(3)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount will vary prospectively as bonding levels increase or decrease. The amendment extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $521.8 million at March 31, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at March 31, 2024.
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
At March 31, 2024, the Company had no outstanding borrowings and $53.1 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $80.7 million at March 31, 2024. The Company was not required to post cash collateral under the Securitization Program at March 31, 2024.
The Company incurred interest and fees associated with the Securitization Program of $0.8 million and $1.0 million during the three months ended March 31, 2024 and 2023, respectively, which have been recorded as “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At March 31, 2024, letters of credit of $116.6 million were outstanding under the agreement, which were collateralized by cash of $120.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the three months ended March 31, 2024, the Company capitalized $1.1 million of debt issuance costs related to these bank guarantee facilities. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At March 31, 2024, the bank guarantee facilities were backed by cash of $177.0 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash and Collateral
The following table summarizes the Company’s “Restricted cash and collateral” in the accompanying condensed consolidated balance sheets. Restricted cash balances are held in controlled accounts with minimum balance requirements; withdrawals are subject to the approval of account beneficiaries, such as the Company’s surety providers, who have perfected security interests in the funds. The Company’s other cash collateral generally includes deposits held by regulatory authorities or financial institutions over which the Company has no control or ability to access.

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$413.5	$444.0
Credit support facilities (2)	297.1	236.9
	710.6	680.9
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations	125.4	276.7
	125.4	276.7
Restricted cash and collateral	$836.0	$957.6
(1)    Restricted cash balances are combined with unrestricted cash and cash equivalents in the accompanying unaudited condensed consolidated statements of cash flows; changes between unrestricted cash and cash equivalents and restricted cash balances are thus not reflected in the operating, investing or financing activities therein. Changes in other cash collateral balances are reflected as operating activities therein.
(2)    Surety trust accounts, the funding for collateralized letters of credit and cash supporting the bank guarantee facilities are comprised of highly liquid investments with original maturities of three months or less; interest and other earnings on such funds accrue to the Company.
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2024, purchase commitments for capital expenditures were $100.0 million, all of which is obligated within the next two years, with $92.9 million obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 21. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site resulted in stormwater being discharged from the mine site on several occasions in 2021 and 2022. On September 6, 2023, the Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 relating to the stormwater discharges. On March 15, 2024, the Company pled guilty to two of the charges related to water pollution, and two charges related to a failure to adequately maintain plant and equipment were consolidated into one charge to which the Company also pled guilty. No plea has been entered for the remaining charge that has been held over to a sentencing hearing to be scheduled later in the year. Penalties will be determined at that sentencing hearing. During the three months ended March 31, 2024, the Company recorded an immaterial provision to establish a current liability that the Company believes is probable and reasonably estimable.

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
Reportable segment results were as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Revenue:
Seaborne Thermal	$283.9	$346.5
Seaborne Metallurgical	247.0	288.4
Powder River Basin	254.1	305.3
Other U.S. Thermal	191.6	249.4
Corporate and Other	7.0	174.4
Total	$983.6	$1,364.0

Adjusted EBITDA:
Seaborne Thermal	$93.8	$164.0
Seaborne Metallurgical	48.3	90.8
Powder River Basin	16.4	35.8
Other U.S. Thermal	46.5	64.2
Corporate and Other	(44.5)	35.8
Total	$160.5	$390.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Income from continuing operations, net of income taxes	$45.7	$284.1
Depreciation, depletion and amortization	79.8	76.3
Asset retirement obligation expenses	12.9	15.4
Restructuring charges	0.1	0.1
Asset impairment	—	2.0
Provision for NARM loss	1.8	—
Changes in amortization of basis difference related to equity affiliates	(0.4)	(0.3)
Interest expense	14.7	18.4
Net loss on early debt extinguishment	—	6.8
Interest income	(19.2)	(13.1)
Unrealized gains on derivative contracts related to forecasted sales	—	(118.7)
Unrealized losses on foreign currency option contracts	5.7	2.2
Take-or-pay contract-based intangible recognition	(0.7)	(0.6)
Income tax provision	20.1	118.0
Adjusted EBITDA	$160.5	$390.6
(15) Other Events
Coal Deposit Acquisition
The Company entered into a definitive agreement dated October 26, 2023, to acquire the southern part of the Wards Well tenements (Wards Well area) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition was completed on April 16, 2024 for cash consideration of approximately $134 million and a contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of the Wards Well area and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining in the Wards Well area.
Share Repurchases
During the three months ended March 31, 2024, the Company repurchased approximately 3.2 million shares of its common stock for $80.5 million, including commission fees. As of March 31, 2024, the Company had accrued excise taxes of $4.0 million related to share repurchases, which were unpaid at March 31, 2024. The Company includes commission fees and excise taxes, as incurred, with the cost of treasury stock. At March 31, 2024, $569.6 million remained available under its share repurchase program.
North Antelope Rochelle Mine Tornado
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the three months ended March 31, 2024, the Company recorded a provision for loss of $1.8 million for incremental repair costs related to the tornado damage. The Company anticipates that immaterial incremental repair costs will continue to be recognized in the second quarter of 2024.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Port and Rail Capacity Assignment
During the three months ended March 31, 2023, the Company entered into an agreement to assign the right to its excess port and rail capacity related to its Centurion Mine in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half was payable in June 2024, subject to certain conditions. In connection with the transaction, the Company recorded revenue of $19.2 million during the three months ended March 31, 2023 and had a discounted receivable of $9.8 million included in “Accounts receivable, net” as of March 31, 2024. In association with the completion of the Wards Well acquisition described above, the remaining receivable was settled as of April 16, 2024.

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2023, the Company produced and sold 126.7 million and 126.2 million tons of coal, respectively, from continuing operations. At March 31, 2024, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers; trades coal and freight-related contracts; and since 2022, is partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
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
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2024 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2024 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2024 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	March 31, 2024	May 3, 2024
Premium HCC (1)	$338.10	$244.50	$308.38	$244.50	$238.00
Premium PCI coal (1)	176.00	148.00	164.77	148.00	156.00
Newcastle index thermal coal (1)	135.69	116.08	126.03	127.77	145.74
API 5 index thermal coal (1)	96.66	87.37	93.34	87.37	89.13
PRB 8,800 Btu/Lb coal (2)	13.85	13.40	13.58	13.40	13.40
Illinois Basin 11,500 Btu/Lb coal (2)	43.50	41.00	41.93	41.00	41.50
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining continue to be impacted by the ongoing Russian-Ukrainian conflict. As future developments related to the Russian-Ukrainian conflict and geopolitical instability in key energy producing regions are unknown, the global coal industry data for the three months ended March 31, 2024 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, coking coal prices retreated from a high base during the three months ended March 31, 2024. Outside of India and China, metallurgical coal demand was hampered by thin steel margins. In India robust economic output supported steel making profitability; while in China steel demand was mixed but generally weaker, pressured by real estate sector performance, and domestic metallurgical coal prices declined in response. Meanwhile, Australian high-quality coking coal showed signs of supply improvement after a period of extended production disruptions and relatively high segment prices. This incremental volume of high-quality coking coal was reportedly placed in the seaborne market at progressively lower prices during the three months ended March 31, 2024. In other metallurgical coal market segments, such as pulverized coal injection, prices also retreated during the period however not to the extent of high-quality coking coal given reduced steel making productivity targets under thin margin conditions had already been priced into these segments. In the coming period, improving steel margins, economic stimulus measures and seasonal restocking patterns may lend support to metallurgical coal market pricing. Overall, the market for metallurgical coal remains finely balanced and exposed to volatility, influenced by the rate of recovery of exports from Australia and economic performance in China, India and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices were rangebound during the three months ended March 31, 2024, finding support in Asian markets due to potential supply disruptions following new Russian sanctions. In China, overall total generation demand has been elevated while domestic coal production has declined, which has driven stronger coal import demand year-over-year through the three months ended March 31, 2024. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Overall, global thermal coal markets remain turbulent amid ample supply and seasonal demand requirements in the Northern Hemisphere, as well as volatile global natural gas markets.
In the U.S., overall electricity demand increased approximately 4% year-over-year. Through the three months ended March 31, 2024, electricity generation from thermal coal has declined year-over-year due to low natural gas prices and stronger renewable generation, despite higher overall electricity demand. Coal’s share of electricity generation has declined to approximately 15% for the three months ended March 31, 2024, while wind and solar’s combined generation share is at 17% and the share of natural gas generation has increased to 41%. While U.S. coal inventories declined in January, these levels have reversed and increased through March 31, 2024, resulting in stockpiles slightly above levels seen at the end of 2023. During the three months ended March 31, 2024, utility consumption of PRB coal increased approximately 6% compared to the prior year period.
Other
The Company entered into a definitive agreement dated October 26, 2023, to acquire the southern part of the Wards Well tenements (Wards Well area) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition was completed on April 16, 2024 for cash consideration of approximately $134 million and a contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of the Wards Well area and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining in the Wards Well area.
Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Summary
The decrease in income from continuing operations, net of income taxes for the three months ended March 31, 2024 compared to the same period in the prior year ($238.4 million) was driven by lower revenue ($380.4 million) due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year, lower seaborne coal pricing and volume decreases in the U.S. thermal segments. This unfavorable variance was partially offset by a lower tax provision ($97.9 million) and operating costs and expenses ($32.4 million).
Adjusted EBITDA for the three months ended March 31, 2024 reflected a year-over-year decrease of $230.1 million.

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended March 31,		Increase (Decrease) to Volumes
	2024	2023	Tons	%
	(Tons in millions)
Seaborne Thermal	4.0	3.6	0.4	11%
Seaborne Metallurgical	1.4	1.3	0.1	8%
Powder River Basin	18.7	22.0	(3.3)	(15)%
Other U.S. Thermal	3.2	4.5	(1.3)	(29)%
Total tons sold from operating segments	27.3	31.4	(4.1)	(13)%
Corporate and Other	0.1	0.1	—	—%
Total tons sold	27.4	31.5	(4.1)	(13)%
Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended March 31,		(Decrease) Increase
	2024	2023	$	%
Revenue per Ton (1)
Seaborne Thermal	$71.24	$96.82	$(25.58)	(26)%
Seaborne Metallurgical	172.60	220.60	(48.00)	(22)%
Powder River Basin	13.62	13.89	(0.27)	(2)%
Other U.S. Thermal	59.75	54.73	5.02	9%
Costs per Ton (1)(2)
Seaborne Thermal	$47.71	$51.01	$(3.30)	(6)%
Seaborne Metallurgical	138.83	151.13	(12.30)	(8)%
Powder River Basin	12.74	12.26	0.48	4%
Other U.S. Thermal	45.25	40.65	4.60	11%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$23.53	$45.81	$(22.28)	(49)%
Seaborne Metallurgical	33.77	69.47	(35.70)	(51)%
Powder River Basin	0.88	1.63	(0.75)	(46)%
Other U.S. Thermal	14.50	14.08	0.42	3%
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

Revenue
The following table presents revenue by reporting segment:

	Three Months Ended March 31,		Decrease to Revenue
	2024	2023	$	%
	(Dollars in millions)
Seaborne Thermal	$283.9	$346.5	$(62.6)	(18)%
Seaborne Metallurgical	247.0	288.4	(41.4)	(14)%
Powder River Basin	254.1	305.3	(51.2)	(17)%
Other U.S. Thermal	191.6	249.4	(57.8)	(23)%
Corporate and Other	7.0	174.4	(167.4)	(96)%
Revenue	$983.6	$1,364.0	$(380.4)	(28)%
Seaborne Thermal. Segment revenue decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to unfavorable realized prices ($94.9 million), partially offset by favorable export volumes ($32.3 million).
Seaborne Metallurgical. Segment revenue decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to unfavorable realized prices ($89.9 million), offset by favorable volumes ($48.5 million) driven by increased production at the Shoal Creek Mine.
Powder River Basin. Segment revenue decreased during the three months ended March 31, 2024 compared to the same period in the prior year primarily due to unfavorable volumes ($48.0 million) resulting from decreased demand driven by low natural gas pricing and mild weather.
Other U.S. Thermal. Segment revenue decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to unfavorable volumes ($67.2 million) resulting from decreased demand driven by low natural gas pricing and mild weather, partially offset by increased sales contract cancellation settlements ($12.4 million).
Corporate and Other. Segment revenue decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year ($118.7 million) as all derivative contracts settled in 2023; lower results from trading activities ($31.8 million); and prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended March 31,		Decrease to Segment Adjusted EBITDA
	2024	2023	$	%
	(Dollars in millions)
Seaborne Thermal	$93.8	$164.0	$(70.2)	(43)%
Seaborne Metallurgical	48.3	90.8	(42.5)	(47)%
Powder River Basin	16.4	35.8	(19.4)	(54)%
Other U.S. Thermal	46.5	64.2	(17.7)	(28)%
Corporate and Other	(44.5)	35.8	(80.3)	(224)%
Adjusted EBITDA (1)	$160.5	$390.6	$(230.1)	(59)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the three months ended March 31, 2024 compared to the same period in the prior year as a result of lower realized prices net of sales price sensitive costs ($89.8 million), partially offset by favorable volume and mix variances ($21.1 million).

Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($71.0 million) and unfavorable volumes ($22.0 million) and operational costs ($15.4 million) at the Australian operations primarily resulting from a longwall move at the Metropolitan Mine in the first quarter of 2024. These decreases were offset by favorable volumes from the Shoal Creek Mine ($52.4 million) despite the outage at the Demopolis Lock in the first quarter of 2024.
Powder River Basin. Segment Adjusted EBITDA decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to unfavorable volumes ($24.1 million) and elevated overburden removal costs ($10.5 million), offset by lower costs for materials, services, repairs and labor ($11.0 million) and favorable commodity pricing ($6.9 million).
Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to unfavorable volumes ($39.5 million), offset by increased sales contract cancellation settlements ($12.4 million) and lower costs for materials, services, repairs and labor ($8.2 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended March 31,		(Decrease) Increase to Adjusted EBITDA
	2024	2023	$	%
	(Dollars in millions)
Middlemount (1)	$(0.8)	$2.3	$(3.1)	(135)%
Resource management activities (2)	4.4	2.3	2.1	91%
Selling and administrative expenses	(22.0)	(22.8)	0.8	4%
Other items, net (3)	(26.1)	54.0	(80.1)	(148)%
Corporate and Other Adjusted EBITDA	$(44.5)	$35.8	$(80.3)	(224)%
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
Corporate and Other Adjusted EBITDA decreased during the three months ended March 31, 2024 compared to the same period in the prior year due to unfavorable trading results ($40.2 million); prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements; and the unfavorable net impact of foreign currency rate changes ($15.0 million).

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2024	2023	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$160.5	$390.6	$(230.1)	(59)%
Depreciation, depletion and amortization	(79.8)	(76.3)	(3.5)	(5)%
Asset retirement obligation expenses	(12.9)	(15.4)	2.5	16%
Restructuring charges	(0.1)	(0.1)	—	—%
Asset impairment	—	(2.0)	2.0	100%
Provision for NARM loss	(1.8)	—	(1.8)	n.m.
Changes in amortization of basis difference related to equity affiliates	0.4	0.3	0.1	33%
Interest expense	(14.7)	(18.4)	3.7	20%
Net loss on early debt extinguishment	—	(6.8)	6.8	100%
Interest income	19.2	13.1	6.1	47%
Unrealized gains on derivative contracts related to forecasted sales	—	118.7	(118.7)	(100)%
Unrealized losses on foreign currency option contracts	(5.7)	(2.2)	(3.5)	(159)%
Take-or-pay contract-based intangible recognition	0.7	0.6	0.1	17%
Income tax provision	(20.1)	(118.0)	97.9	83%
Income from continuing operations, net of income taxes	$45.7	$284.1	$(238.4)	(84)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2024	2023	$	%
	(Dollars in millions)
Seaborne Thermal	$(27.6)	$(23.8)	$(3.8)	(16)%
Seaborne Metallurgical	(21.8)	(21.1)	(0.7)	(3)%
Powder River Basin	(12.5)	(11.7)	(0.8)	(7)%
Other U.S. Thermal	(14.0)	(17.7)	3.7	21%
Corporate and Other	(3.9)	(2.0)	(1.9)	(95)%
Total	$(79.8)	$(76.3)	$(3.5)	(5)%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended March 31,
	2024	2023
Seaborne Thermal	$2.10	$2.17
Seaborne Metallurgical	2.78	2.16
Powder River Basin	0.38	0.31
Other U.S. Thermal	1.55	1.21
The increases in the weighted-average depletion rate per ton for both the Seaborne Metallurgical and the Other U.S. Thermal segments during the three months ended March 31, 2024 compared to the same period in the prior year reflect the impact of volume and mix variances across the segments.

Net Loss on Early Debt Extinguishment. The loss recognized during the prior year was primarily related to the Company’s terminated letter of credit facility as further discussed in Note 12. “Financial Instruments and Other Guarantees” to the accompanying unaudited condensed consolidated financial statements.
Interest Income. The increase in interest income during the three months ended March 31, 2024 was primarily due to higher cash balances, including restricted cash balances on which the Company earns interest, and higher interest rates in the current year.
Unrealized Gains on Derivative Contracts Related to Forecasted Sales. The prior year unrealized gains primarily relate to mark-to-market activity on derivative contracts related to forecasted coal sales. As further described in Note 6. "Derivatives and Fair Value Measurements" to the Annual Report on Form 10-K for the year ended December 31, 2023, all derivative contracts related to forecasted coal sales settled in 2023.
Income Tax Provision. The decrease in the income tax provision during the three months ended March 31, 2024 compared to the same period in the prior year was primarily due to lower pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2024	2023	$	%
	(Dollars in millions)
Income from continuing operations, net of income taxes	$45.7	$284.1	$(238.4)	(84)%
Loss from discontinued operations, net of income taxes	(0.7)	(1.3)	0.6	46%
Net income	45.0	282.8	(237.8)	(84)%
Less: Net income attributable to noncontrolling interests	5.4	14.3	(8.9)	(62)%
Net income attributable to common stockholders	$39.6	$268.5	$(228.9)	(85)%
Net Income Attributable to Noncontrolling Interests. The decrease in the results attributable to noncontrolling interests during the three months ended March 31, 2024 compared to the same period in the prior year was primarily due to a decline in the financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended March 31,		Decrease to EPS
	2024	2023	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.30	$1.69	$(1.39)	(82)%
Loss from discontinued operations	(0.01)	(0.01)	—	—%
Net income attributable to common stockholders	$0.29	$1.68	$(1.39)	(83)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 144.9 million and 161.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Income from continuing operations, net of income taxes	$45.7	$284.1
Depreciation, depletion and amortization	79.8	76.3
Asset retirement obligation expenses	12.9	15.4
Restructuring charges	0.1	0.1
Asset impairment	—	2.0
Provision for NARM loss	1.8	—
Changes in amortization of basis difference related to equity affiliates	(0.4)	(0.3)
Interest expense	14.7	18.4
Net loss on early debt extinguishment	—	6.8
Interest income	(19.2)	(13.1)
Unrealized gains on derivative contracts related to forecasted sales	—	(118.7)
Unrealized losses on foreign currency option contracts	5.7	2.2
Take-or-pay contract-based intangible recognition	(0.7)	(0.6)
Income tax provision	20.1	118.0
Total Adjusted EBITDA	$160.5	$390.6
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Operating costs and expenses	$814.2	$846.6
Unrealized losses on foreign currency option contracts	(5.7)	(2.2)
Take-or-pay contract-based intangible recognition	0.7	0.6
Net periodic benefit credit, excluding service cost	(10.1)	(9.7)
Total Reporting Segment Costs	$799.1	$835.3
The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Seaborne Thermal	$190.1	$182.5
Seaborne Metallurgical	198.7	197.6
Powder River Basin	237.7	269.5
Other U.S. Thermal	145.1	185.2
Corporate and Other	27.5	0.5
Total Reporting Segment Costs	$799.1	$835.3

Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended March 31, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.0	1.4	18.7	3.2

Revenue	$283.9	$247.0	$254.1	$191.6
Total Reporting Segment Costs	190.1	198.7	237.7	145.1
Adjusted EBITDA	$93.8	$48.3	$16.4	$46.5

Revenue per Ton	$71.24	$172.60	$13.62	$59.75
Costs per Ton	47.71	138.83	12.74	45.25
Adjusted EBITDA Margin per Ton	$23.53	$33.77	$0.88	$14.50

	Three Months Ended March 31, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	3.6	1.3	22.0	4.5

Revenue	$346.5	$288.4	$305.3	$249.4
Total Reporting Segment Costs	182.5	197.6	269.5	185.2
Adjusted EBITDA	$164.0	$90.8	$35.8	$64.2

Revenue per Ton	$96.82	$220.60	$13.89	$54.73
Costs per Ton	51.01	151.13	12.26	40.65
Adjusted EBITDA Margin per Ton	$45.81	$69.47	$1.63	$14.08
Available Free Cash Flow is defined as operating cash flow minus investing cash flow and distributions to noncontrolling interests; plus/minus changes to restricted cash and collateral and other anticipated expenditures. See the table below for a reconciliation of Available Free Cash Flow to its most comparable measure under U.S. GAAP.

Three Months Ended March 31, 2024
(Dollars in millions)
Net cash provided by operating activities	$119.0
- Net cash used in investing activities	(75.2)
- Distributions to noncontrolling interests	(18.5)
+/- Changes to restricted cash and collateral	(29.7)
- Anticipated expenditures or other requirements	—
Available Free Cash Flow	$(4.4)
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory or global climate matters subsequent to December 31, 2023. This section should be considered in connection with the Company’s regulatory and global climate matters as outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2023.

Regulatory Matters - U.S.
National Ambient Air Quality Standards (NAAQS). The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revisions to current standards are appropriate. On March 6, 2024, the EPA revised the level of the primary standard for fine particulate matter (PM 2.5), lowering the annual standard from 12.0 ug/m3 to 9.0 ug/m3. States are now required to take several actions to implement the standards which could require fossil fuel electric generating units (EGUs) and non-EGUs to install additional emission control technologies or operate in a different manner. Such actions could potentially increase the cost of utilizing fossil fuels for electric generation and industrial uses.
The EPA is also in the process of reviewing the current ozone NAAQS. The level of the ozone NAAQS can also affect requirements to install new or improved emission control technologies at fossil fuel-fired EGUs and non-EGU industrial sources.
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
Numerous legal challenges to the final rule were filed in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). Sixteen separate petitions for review were filed, and the challengers include 25 states, utilities, mining companies (including Peabody), labor unions, trade organizations and other groups. The cases were consolidated under the case filed by North Dakota (D.C. Cir. No. 15-1381). Four additional cases were filed seeking review of the EPA’s denial of reconsideration petitions in a final action published in the May 6, 2016 Federal Register entitled “Reconsideration of Standards of Performance for Greenhouse Gas Emissions From New, Modified, and Reconstructed Stationary Sources: Electric Generating Units; Notice of final action denying petitions for reconsideration.” Pursuant to an order of the court, these cases remain in abeyance, subject to requirements for the EPA to file 90-day status reports.
On December 20, 2018, the EPA proposed to revise the 2015 NSPS to modify the minimum requirements for newly constructed coal-fired units from partial CCUS to efficiency-based standards. (83 Fed. Reg. 65,424 (Dec. 20, 2018)). In contrast to the 2015 rule, the proposed rule defined BSER as the most efficient demonstrated steam cycle in combination with the best operating practices. The EPA indicated that the primary reason for revising BSER was the high cost and limited geographic availability of CCUS technology. On May 23, 2023, however, the EPA published a notice of proposed rulemaking addressing NSPS from new, modified and reconstructed fossil-fuel steam EGUs. In contrast to the 2018 proposed rule, the 2023 proposed rule did not propose to amend the 2015 NSPS for coal-fired EGUs. Status reports filed with the D.C. Circuit in North Dakota v. EPA indicate that litigation on the 2015 rule should remain in abeyance pending the EPA’s action on the 2018 proposed rule and the 2023 proposed rule. As indicated in the following section, the EPA signed a final rule based on the 2023 proposed rule on April 24, 2024. This final rule did not amend the 2015 NSPS for coal-fired EGUs, but indicated that the EPA will continue to consider whether or not to make revisions to that rule in the future.
EPA Regulation of Greenhouse Gas Emissions from New and Existing Fossil Fuel-Fired EGUs. On April 24, 2024, the EPA signed a pre-publication version of final rules for new, modified and reconstructed fossil fuel-fired EGUs. This rule package consists of four elements: (1) revised NSPS for controlling CO2 emissions from new and reconstructed stationary combustion turbines; (2) revised NSPS for fossil fuel-fired steam EGUs that undertake a large modification; (3) emission guidelines for existing fossil fuel-fired steam EGUs; and (4) repeal of the Affordable Clean Energy rule promulgated in 2019.

With respect to existing fossil fuel-fired steam EGUs (primarily coal-fired) the EPA determined that the BSER that is adequately demonstrated is carbon capture and sequestration (CCS) with 90% capture of CO2 emissions. Pursuant to the final rules, existing fossil fuel-fired steam EGUs that intend to operate in the long-term will be required to comply with a CO2 emission rate based on CCS with 90% capture by January 1, 2032. Existing fossil fuel-fired steam EGUs that will permanently cease operations by January 1, 2039 are not subject to emission standards based on 90% CO2 capture, but will need to meet an emission rate based on co-firing with 40% natural gas by January 1, 2030. (This translates into a 16% reduction in CO2 emissions determined from a unit-specific baseline). Existing fossil fuel-fired steam EGUs that permanently cease operations by January 1, 2032 are exempt from these requirements.
All requirements related to existing affected units in the final rules – whether fired by coal, oil or natural gas – will be imposed through state plans that are permitted to take into account the remaining useful life of a generating unit when determining appropriate controls. Under the final rules, such plans must provide for the implementation and enforcement of the NSPS, but states may apply less stringent standards of performance in certain conditions, as specified in EPA regulations. States are also permitted to impose more stringent standards. In addition, the final rules include several “reliability” mechanisms to allow states to provide alternative emission limitations or compliance date extensions in order maintain adequate electric generation resources and grid reliability.
Finally, as part of the final rules, any newly constructed stationary combustion turbine (SCT), where construction or reconstruction of the unit was commenced after May 23, 2023, will be subject to CO2 emission limits based on whether it is considered to be a low load, intermediate load or base load EGU. In addition, for affected base load SCTs, a second phase emission standard applies based on 90% CCS as of January 1, 2032. Any new fossil-fuel steam EGU (where construction or reconstruction was commenced after June 18, 2014) will need to comply with standards promulgated in 2015.
The final rules, as implemented by the EPA and states, could have substantial impacts on the use of coal, oil and natural gas for the generation of electricity. The Company is evaluating the impacts the final rules will have on its results of operations, cash flows and financial condition.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. In 2015, the EPA published a final rule setting requirements for wastewater discharge from EGUs. In 2020, the EPA finalized revisions to certain requirements in the 2015 rule. On April 24, 2024, the EPA signed a pre-publication version of a final rule that would establish more stringent standards for flue gas desulfurization wastewater, bottom ash transport water, combustion residual leachate and legacy wastewater discharged from certain surface impoundments. The final revised effluent limitations guidelines would significantly increase costs for many coal-fueled steam electric power plants. In addition, the recently finalized final rule allows EGUs that commit to ceasing coal combustion by December 31, 2034, to comply with less stringent wastewater discharge requirements during the interim. The final rule could influence fuel switching or additional coal generating unit retirements by the end of 2034.
Rules for Disposal of Coal Combustion Residuals (CCR) from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. Although the EPA had planned to finalize this rule in 2021, the EPA now expects to issue a final rule around March 2026. Separately, on August 28, 2020 and November 12, 2020, the EPA finalized two sets of amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. On April 24, 2024, the EPA signed a pre-publication version of additional amendments to the 2015 CCR rule that further address aspects of the D.C. Circuit’s 2018 decision. Finally, the EPA is still considering whether to finalize additional revisions to the 2015 CCR Rule related to closure of CCR units.
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
Implementation of the rule for existing sources (accomplished through state implementation plans) was challenged in several U.S. Courts of Appeal, resulting in different court opinions and in requirements being implemented in some states, but stayed in others. On December 20, 2023, the U.S. Supreme Court issued an order for oral argument regarding applications for an emergency stay of the rule. The U.S. Supreme Court held oral argument on February 21, 2024.
Regional Haze. The CAA contains a national visibility goal for the “prevention of any future, and the remedying of any existing, impairment of visibility in Class I areas which impairment results from man-made air pollution.” The EPA promulgated comprehensive regulations in 1999 requiring all states to submit plans to address regional haze that could affect 156 national parks and wilderness areas, including requirements for certain sources to install the best available retrofit technology and for states to demonstrate “reasonable progress” towards meeting the national visibility goal. States are required to revise plans every 10 years. On March 29, 2024, the EPA published a proposed consent decree under which deadlines would be established for the EPA to take final action to approve, disapprove or conditionally approve, in whole or in part, state regional haze implementation plans for 34 states (at various dates from June 28, 2024 to December 31, 2026).
Federal Coal Leasing Moratorium. The Executive Order on Promoting Energy Independence and Economic Growth (EI Order), signed on March 28, 2017, lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the EI Order, the Interior Secretary issued Order 3349 ending the federal coal leasing moratorium. Environmental groups took the issue to court (District of Montana) and in April 2019, the court held the lifting of the moratorium triggered National Environmental Policy Act (NEPA) review. On May 22, 2020, the court held that the Department of the Interior’s issuance of an Environmental Assessment and Finding of No Significant Impact (FONSI) remedied the prior NEPA violations. Thereafter, environmental groups amended their complaint to challenge the Environmental Assessment and FONSI. On August 12, 2022, the court invalidated the Environmental Assessment and FONSI and reinstated the moratorium until completion of a sufficient NEPA analysis. On appeal, the U.S. Court of Appeals for the Ninth Circuit reversed the district court on February 21, 2024, explaining that the lawsuit was mooted by the Department of Interior’s April 2021 order revoking Order 3349. The Ninth Circuit directed the district court to dismiss the case as moot.
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on Peabody’s costs or its ability to mine some of its properties in accordance with its current mining plans. During the Trump Administration, the Departments of the Interior and Commerce finalized five rules aiming to streamline and update the ESA. But in June 2021, the agencies announced their plan to revise, rescind or reinstate the rules that were finalized (or withdrawn) during the Trump Administration that conflict with the Biden Administration’s objectives. The agencies issued proposed rules on June 22, 2023, and they issued pre-publication versions of three final revised rules on March 27, 2024.
SEC Climate-Related Disclosures. On March 6, 2024, the SEC adopted final rules it expects will enhance and standardize climate-related disclosures by public companies and in public offerings. Specifically, the final rules will require disclosure of, among other things, climate-related risks that have had or are reasonably likely to have a material impact on a public company’s business strategy, results of operations or financial condition; certain greenhouse gas (GHG) emissions associated with a public company along with, in many cases, an attestation report by a GHG emissions attestation provider; and certain climate-related financial metrics to be included in a company’s audited financial statements. The final rules were challenged by multiple parties, and the cases were consolidated into a judicial review by the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC voluntarily stayed implementation of the final rules. The Company is assessing the potential impact of the final rules.

Regulatory Matters - Australia
New South Wales Environmental. In New South Wales (NSW), laws and regulations related to mining include, but are not limited to, the Mining Act 1992, Work Health and Safety (Mines) Act 2013, Coal Mine Subsidence Compensation Act 2017, Environmental Planning and Assessment Act 1979 (EPA Act), Environmental Planning and Assessment Regulations 2000, Protection of the Environment Operations Act 1997, Contaminated Land Management Act 1997, Explosives Act 2003, Water Management Act 2000, Water Act 1912, Radiation Control Act 1990, Biodiversity Conservation Act 2016 (BC Act), Heritage Act 1977, Aboriginal Land Rights Act 1983, Crown Land Management Act 2016, Dangerous Goods (Road and Rail Transport) Act 2008, Fisheries Management Act 1994, Forestry Act 2012, Native Title (New South Wales) Act 1994, Biosecurity Act 2015, Roads Act 1993 and National Parks & Wildlife Act 1974.
Under the NSW EPA Act, environmental planning instruments must be considered when approving a mining project development application. Decision makers review the significance of a resource and the state and regional economic benefits of a proposed coal mine when considering a development application on the basis that it is an element of the “public interest” consideration contained in the relevant legislation. Effective from March 1, 2018, the EPA Act was amended to introduce a number of changes to planning laws in New South Wales. The EPA Act was further amended in June 2018 to revoke a process for modifying development approvals under the former Section 75W of the EPA Act. As a result, new development approvals will need to be obtained unless the proposed project will be substantially the same development as it was when the development approval was last modified under Section 75W, in which case the existing development approval can be modified. If a new development approval is required then this could take additional time to achieve.
On April 3, 2024, the Environment Protection Legislation Amendment (Stronger Regulation and Penalties) Bill 2024 was assented to by the Parliament of New South Wales. The bill increases the NSW Environment Protection Agency’s (NSW EPA) powers across a range of environmental legislation including increasing the NSW EPA’s maximum penalties for serious environmental offenses; increasing the NSW EPA’s on-the-spot maximum fines; providing the NSW EPA the power to issue what will be known as ‘Preliminary Investigation Notices’ which permit the NSW EPA to force a person to help the NSW EPA compile a criminal case against the person or against another person; extending the monetary benefits order so that it can apply to any ‘related entity’ as defined in the Corporations Act 2001; providing the NSW EPA the power to issue what will be known as ‘Recall Notices’ which order responsible entities to recall contaminated substances suspected of causing harm to the community and environment; and providing the NSW EPA the power to issue what will be known as ‘name and shame’ public warnings to call out poor and repeat environmental performers for the protection of communities. The reform also creates a new power in Australia for the NSW Land and Environment Court that empowers the court to ban offenders, upon the NSW EPA’s application, with a poor compliance history from seeking and obtaining environmental protection licenses.
On August 25, 2017, the BC Act commenced in New South Wales and imposes a revised framework for the assessment of potential impacts on biodiversity that may be caused by a development, such as a proposed mining project. The BC Act requires these potential impacts on biodiversity to be offset in perpetuity, by one or more of the following means: securing land based offsets and retiring biodiversity credits, making a payment into a biodiversity conservation fund or in some cases through mine site ecological rehabilitation. The data collected from the biodiversity impact assessment process is inputted into a new offsets payment calculator in order to determine the amount payable by the proponent to offset the impacts. The proposed development can only proceed once the biodiversity offset obligations have been satisfied. The New South Wales government is currently considering fifty-eight recommendations of a 2023 independent review of the BC Act. Any changes to the BC Act have the potential to affect approval processes for future NSW mining projects.
Risks Related to Global Climate Change
There have been no significant changes to the Company’s global climate matters subsequent to December 31, 2023. Refer to Part I, Item 1. “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the Company’s global climate matters.

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
Any future determinations to return capital to stockholders, such as dividends or share repurchases, will depend on a variety of factors, including the Company’s net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. The Company’s ability to early retire debt, declare dividends or repurchase shares in the future will depend on its future financial performance, which in turn depends on the successful implementation of its strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to its industry, many of which are beyond the Company’s control.
Liquidity
As of March 31, 2024, the Company’s cash and cash equivalents balances totaled $855.7 million, including approximately $473 million held by Australian subsidiaries, approximately $366 million held by U.S. subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. From time to time, the Company may repatriate excess cash from its foreign subsidiaries to the U.S. During the three months ended March 31, 2024, the Company did not repatriate any excess cash. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity increased to $1,157.4 million as of March 31, 2024 from $1,059.7 million as of December 31, 2023. Available liquidity was comprised of the following:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$855.7	$969.3
Revolving credit facility availability	221.0	—
Accounts receivable securitization program availability	80.7	90.4
Total liquidity	$1,157.4	$1,059.7
Capital Returns to Shareholders
The Company repurchased approximately 3.2 million shares of its common stock for $80.5 million, including commission fees, and paid dividends of $9.7 million during the three months ended March 31, 2024.

Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount will vary prospectively as bonding levels increase or decrease. The amendment extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $521.8 million at March 31, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at March 31, 2024.
To fund the maximum collateral amount, the Company deposited $566.3 million into trust accounts for the benefit of certain surety providers on March 31, 2023. The remainder was comprised of $140.5 million of existing cash-collateralized letters of credit and $15.0 million already held on behalf of a surety provider. The amendment became effective on April 14, 2023, when the Company terminated a then-existing credit agreement.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At March 31, 2024, letters of credit of $116.6 million were outstanding under the agreement, which were collateralized by cash of $120.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At March 31, 2024, the bank guarantee facilities were backed by cash of $177.0 million.
Revolving Credit Facility
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
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum.
As of March 31, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $99.0 million outstanding as of March 31, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $221.0 million at March 31, 2024.

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
Indebtedness
The Company’s total indebtedness as of March 31, 2024 and December 31, 2023 is presented in the table below.

Debt Instrument (defined below, as applicable)	March 31, 2024	December 31, 2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	25.3	22.3
Less: Debt issuance costs	(7.6)	(8.1)
	337.7	334.2
Less: Current portion of long-term debt	14.4	13.5
Long-term debt	$323.3	$320.7
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at March 31, 2024, of approximately $19 million in 2024, $18 million in 2025, $16 million in 2026, $12 million in 2027 and $325 million in 2028.
Cash payments for interest related to the Company’s indebtedness and financial assurance instruments amounted to $11.5 million and $19.1 million during the three months ended March 31, 2024 and 2023, respectively.
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes and available cash to redeem its then-existing senior secured notes, and to pay related premiums, fees and expenses relating to the offering and redemptions.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bear interest at a rate of 3.250% per year payable semi-annually in arrears on March 1 and September 1 of each year.
During the first quarter of 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible at the option of the holders during the second quarter of 2024.
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At March 31, 2024, the Company had no outstanding borrowings and $53.1 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at March 31, 2024.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2024.

Cash Flows
The following table summarizes the Company’s cash flows for the three months ended March 31, 2024 and 2023, as reported in the accompanying unaudited condensed consolidated financial statements. Available Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$119.0	$386.3
Net cash used in investing activities	(75.2)	(58.5)
Net cash used in financing activities	(127.7)	(39.0)
Net change in cash, cash equivalents and restricted cash	(83.9)	288.8
Cash, cash equivalents and restricted cash at beginning of period	1,650.2	1,417.6
Cash, cash equivalents and restricted cash at end of period	$1,566.3	$1,706.4

Available Free Cash Flow	$(4.4)
Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2024 compared to the same period in the prior year was driven by a year-over-year decrease in operating cash flow from working capital ($201.0 million); the prior year receipt of cash related to variation margin requirements associated with derivative financial instruments ($149.2 million); and lower cash generated from mining operations, partially offset by a decrease in cash used for collateral requirements ($197.2 million).
Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2024 compared to the same period in the prior year was driven by higher capital expenditures and payments of capital accruals ($10.9 million) and higher net contributions to joint ventures ($5.4 million).
Financing Activities. The increase in net cash used by financing activities for the three months ended March 31, 2024 compared to the same period in the prior year was primarily driven by common stock repurchases and dividends paid in the current year ($83.1 million and $9.7 million, respectively).
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

The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$962.1	$108.2	$1,070.3
Letters of credit (2)	53.6	98.5	152.1
	1,015.7	206.7	1,222.4
Less: Letters of credit in support of surety bonds (3)	(53.6)	(14.4)	(68.0)
Obligations supported, net	$962.1	$192.3	$1,154.4
(1)    Instruments support obligations related to pension and health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts and certain restoration ancillary to prior mining activities.
(2)    Amounts do not include cash-collateralized letters of credit.
(3)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.
Not presented in the above table is $836.0 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at March 31, 2024, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance at March 31, 2024 decreased from $957.6 million at December 31, 2023 due to collateral releases related to reductions in reclamation bonding requirements, replacement of cash-collateralized letters of credit with letters of credit under the new revolving credit facility and the unfavorable impact of foreign currency rate changes.
At March 31, 2024, the Company had total asset retirement obligations of $703.2 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
As noted above, the Company’s reclamation bonding requirements decreased during the three months ended March 31, 2024 primarily due to an approximate $85 million reduction in U.S. reclamation bonding requirements. The Company had an additional reduction in U.S. reclamation bonding requirements of approximately $20 million during April 2024. At March 31, 2024, the Company’s reclamation bonding requirements were supported by approximately $730 million of restricted cash and other balances serving as collateral, which exceeds the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.
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
At March 31, 2024, the Company identified certain assets with an aggregate carrying value of approximately $219 million in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s critical accounting policies remain unchanged at March 31, 2024, and there have been no material changes in the Company’s critical accounting estimates.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of March 31, 2024, the Company had approximately 100 million tons of U.S. thermal coal priced and committed for 2024. This includes approximately 85 million tons of PRB coal and 15 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2024 thermal coal sales volumes from its Seaborne Thermal segment of 15 million to 16 million tons comprised of thermal export volume of 9 million to 11 million tons and domestic volume of 5.8 million tons. Peabody is estimating full year 2024 metallurgical coal sales from its Seaborne Metallurgical segment of 7.5 million to 8.5 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of March 31, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2024, the Company held average rate options with an aggregate notional amount of $516.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending December 31, 2024. As of March 31, 2024, the Company also held purchased collars with an aggregate notional amount of $431.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending December 31, 2024. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $190 to $200 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2024, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $146 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $167 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
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
As of March 31, 2024, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances and its long-term debt.

Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at March 31, 2024, a one percentage point decrease in interest rates would result in a decrease of approximately $15 million to interest income.
As of March 31, 2024, Peabody had approximately $320 million of fixed-rate borrowings, no variable-rate borrowings outstanding and no interest rate swaps in place. A one percentage point increase in interest rates would result in a decrease of approximately $62 million in the estimated fair value of these borrowings.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024. In addition to the other information set forth in this Quarterly Report, including the information presented in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filings, which could materially affect the Company’s results of operations, financial condition and liquidity.
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
•high inflation could continue to result in higher costs and decreased profitability;
•the Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemic or other widespread illnesses and the related effects on public health;
•Peabody is exposed to risks associated with political or international conflicts;
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
•the Company may be able to incur more debt, including secured debt, which could increase the risks associated with its indebtedness;
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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs or other means. The amount of any share repurchase transactions is subject to the Company’s annual AFCF. The manner, timing, and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital. Through March 31, 2024, the Company had repurchased 19.3 million shares of its common stock under the 2023 Repurchase Program for $430.8 million, which included commissions paid of $0.4 million, leaving $569.6 million available for share repurchase.
Dividends
During the three months ended March 31, 2024, the Company declared dividends per share of $0.075. On May 2, 2024, the Company declared an additional dividend per share of $0.075 to be paid on June 5, 2024 to shareholders of record as of May 16, 2024. The declaration and payment of dividends and the amount of dividends will depend on the Company’s annual AFCF.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2024	63,947	$24.79	—	$650.0
February 1 through February 29, 2024	1,416,672	24.76	1,343,694	616.7
March 1 through March 31, 2024	1,878,201	25.09	1,878,201	569.6
Total	3,358,820	24.95	3,221,895
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, the Peabody directors or officers listed below adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K of the Exchange Act.
On March 6, 2024, Mark A. Spurbeck, Executive Vice President and Chief Financial Officer, terminated a prearranged stock trading plan pursuant to Rule 10b5-1, which was adopted on May 2, 2022 and provided for the sale of up to 35,264 shares of Peabody common stock until January 31, 2025 or the earlier completion of all authorized transactions under the plan. An aggregate of 11,653 shares were sold under this plan.
The amount of shares available for sale represents the maximum number of shares that could potentially be sold pursuant to the Rule 10b5-1 trading arrangement, including sales made in connection with the vesting of future equity awards. Accordingly, in calculating this amount, Peabody does not consider any potential reductions in shares available to be sold due to tax withholding at the time such equity awards vest, and, for performance-based awards, assumes such awards will vest at maximum value.
Item 6. Exhibits.
See Exhibit Index on following pages.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
10.1
Credit Agreement, dated as of January 18, 2024, among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).

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

PEABODY ENERGY CORPORATION
Date:	May 9, 2024	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)