Form 10-Q
period 2024-06-30
PEABODY ENERGY CORP
filed 2024-08-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 125.9 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at August 2, 2024.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share data)
Revenue	$1,042.0	$1,268.8	$2,025.6	$2,632.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	803.9	862.0	1,618.1	1,708.6
Depreciation, depletion and amortization	82.9	80.6	162.7	156.9
Asset retirement obligation expenses	12.9	15.5	25.8	30.9
Selling and administrative expenses	22.1	21.7	44.1	44.5
Restructuring charges	0.1	2.0	0.2	2.1
Other operating (income) loss:
Net gain on disposals	(7.5)	(5.2)	(9.6)	(7.1)
Asset impairment	—	—	—	2.0
Provision for NARM and Shoal Creek losses	1.9	33.7	3.7	33.7
Shoal Creek insurance recovery	(109.5)	—	(109.5)	—
Loss (income) from equity affiliates	1.3	(2.3)	5.0	(4.1)
Operating profit	233.9	260.8	285.1	665.3
Interest expense, net of capitalized interest	10.7	13.3	25.4	31.7
Net loss on early debt extinguishment	—	2.0	—	8.8
Interest income	(16.8)	(23.1)	(36.0)	(36.2)
Net periodic benefit credit, excluding service cost	(10.2)	(9.7)	(20.3)	(19.4)
Income from continuing operations before income taxes	250.2	278.3	316.0	680.4
Income tax provision	39.4	74.2	59.5	192.2
Income from continuing operations, net of income taxes	210.8	204.1	256.5	488.2
Loss from discontinued operations, net of income taxes	(1.6)	(1.3)	(2.3)	(2.6)
Net income	209.2	202.8	254.2	485.6
Less: Net income attributable to noncontrolling interests	9.8	23.6	15.2	37.9
Net income attributable to common stockholders	$199.4	$179.2	$239.0	$447.7

Income from continuing operations:
Basic income per share	$1.59	$1.27	$1.90	$3.14
Diluted income per share	$1.43	$1.16	$1.72	$2.85
Net income attributable to common stockholders:
Basic income per share	$1.58	$1.26	$1.88	$3.12
Diluted income per share	$1.42	$1.15	$1.70	$2.83
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$209.2	$202.8	$254.2	$485.6
Postretirement plans (net of $0.0 tax provisions in each period)	(13.3)	(13.4)	(26.5)	(26.8)
Foreign currency translation adjustment	0.5	(0.4)	(1.4)	(0.6)
Other comprehensive loss, net of income taxes	(12.8)	(13.8)	(27.9)	(27.4)
Comprehensive income	196.4	189.0	226.3	458.2
Less: Net income attributable to noncontrolling interests	9.8	23.6	15.2	37.9
Comprehensive income attributable to common stockholders	$186.6	$165.4	$211.1	$420.3
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2024	December 31, 2023
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$621.7	$969.3
Accounts receivable, net of allowance for credit losses of $0.0 at June 30, 2024 and December 31, 2023	511.6	389.7
Inventories, net	422.1	351.8
Other current assets	296.8	308.9
Total current assets	1,852.2	2,019.7
Property, plant, equipment and mine development, net	3,003.1	2,844.1
Operating lease right-of-use assets	114.1	61.9
Restricted cash and collateral	825.1	957.6
Investments and other assets	83.8	78.8
Total assets	$5,878.3	$5,962.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14.1	$13.5
Accounts payable and accrued expenses	729.1	965.5
Total current liabilities	743.2	979.0
Long-term debt, less current portion	323.2	320.7
Deferred income taxes	47.3	28.6
Asset retirement obligations, less current portion	645.9	648.6
Accrued postretirement benefit costs	144.8	148.4
Operating lease liabilities, less current portion	88.2	47.7
Other noncurrent liabilities	170.7	181.6
Total liabilities	2,163.3	2,354.6
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.1 shares issued and 125.9 shares outstanding as of June 30, 2024 and 188.6 shares issued and 128.7 shares outstanding as of December 31, 2023	1.9	1.9
Additional paid-in capital	3,987.2	3,983.0
Treasury stock, at cost — 63.2 and 59.9 common shares as of June 30, 2024 and December 31, 2023	(1,825.5)	(1,740.2)
Retained earnings	1,332.5	1,112.7
Accumulated other comprehensive income	161.7	189.6
Peabody Energy Corporation stockholders’ equity	3,657.8	3,547.0
Noncontrolling interests	57.2	60.5
Total stockholders’ equity	3,715.0	3,607.5
Total liabilities and stockholders’ equity	$5,878.3	$5,962.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$254.2	$485.6
Loss from discontinued operations, net of income taxes	2.3	2.6
Income from continuing operations, net of income taxes	256.5	488.2
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	162.7	156.9
Noncash interest expense, net	3.2	3.3
Deferred income taxes	18.7	65.0
Noncash share-based compensation	4.1	3.4
Asset impairment	—	2.0
Noncash provision for NARM and Shoal Creek losses	—	33.7
Net gain on disposals	(9.6)	(7.1)
Noncash income from port and rail capacity assignment	(0.3)	(9.2)
Net loss on early debt extinguishment	—	8.8
Loss (income) from equity affiliates	5.0	(4.1)
Shoal Creek insurance recovery	(109.5)	—
Foreign currency option contracts	3.3	(0.6)
Changes in current assets and liabilities:
Accounts receivable	(27.3)	149.3
Inventories	(70.4)	(20.8)
Other current assets	18.4	43.4
Accounts payable and accrued expenses	(234.0)	(23.3)
Collateral arrangements	149.6	(116.9)
Asset retirement obligations	(2.7)	3.6
Workers’ compensation obligations	(1.2)	(0.7)
Postretirement benefit obligations	(30.1)	(30.4)
Pension obligations	—	0.7
Other, net	(6.4)	—
Net cash provided by continuing operations	130.0	745.2
Net cash used in discontinued operations	(3.2)	(5.5)
Net cash provided by operating activities	126.8	739.7

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(167.0)	(122.3)
Changes in accrued expenses related to capital expenditures	(13.7)	(5.4)
Wards Well acquisition	(143.8)	—
Insurance proceeds attributable to Shoal Creek equipment losses	5.6	—
Proceeds from disposal of assets, net of receivables	15.5	12.0
Contributions to joint ventures	(373.5)	(370.8)
Distributions from joint ventures	360.6	365.8
Other, net	(0.5)	0.7
Net cash used in investing activities	(316.8)	(120.0)
Cash Flows From Financing Activities
Repayments of long-term debt	(4.6)	(4.8)
Payment of debt issuance and other deferred financing costs	(11.1)	(0.3)
Common stock repurchases	(83.1)	(173.0)
Repurchase of employee common stock relinquished for tax withholding	(4.1)	(13.7)
Dividends paid	(19.1)	(10.8)
Distributions to noncontrolling interests	(18.5)	(22.8)
Net cash used in financing activities	(140.5)	(225.4)
Net change in cash, cash equivalents and restricted cash	(330.5)	394.3
Cash, cash equivalents and restricted cash at beginning of period (1)	1,650.2	1,417.6
Cash, cash equivalents and restricted cash at end of period (2)	$1,319.7	$1,811.9

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$969.3
Restricted cash included in “Restricted cash and collateral”	680.9
Cash, cash equivalents and restricted cash at beginning of period	$1,650.2

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$621.7
Restricted cash included in “Restricted cash and collateral”	698.0
Cash, cash equivalents and restricted cash at end of period	$1,319.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.9
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,985.1	3,977.6	3,983.0	3,975.9
Dividend equivalent units on dividends declared	—	0.1	0.1	0.1
Share-based compensation for equity-classified awards	2.1	1.7	4.1	3.4
Balance, end of period	3,987.2	3,979.4	3,987.2	3,979.4
Treasury stock
Balance, beginning of period	(1,824.8)	(1,386.1)	(1,740.2)	(1,372.9)
Common stock repurchases	—	(173.0)	(83.1)	(173.0)
Net change in unsettled common stock repurchases	—	(11.2)	2.6	(11.2)
Excise tax accrued on common stock repurchases	—	(1.6)	(0.7)	(1.6)
Repurchase of employee common stock relinquished for tax withholding	(0.7)	(0.5)	(4.1)	(13.7)
Balance, end of period	(1,825.5)	(1,572.4)	(1,825.5)	(1,572.4)
Retained earnings
Balance, beginning of period	1,142.5	652.4	1,112.7	383.9
Net income attributable to common stockholders	199.4	179.2	239.0	447.7
Dividends declared ($0.075, $0.075, $0.150 and $0.075 per share, respectively)	(9.4)	(10.9)	(19.2)	(10.9)
Balance, end of period	1,332.5	820.7	1,332.5	820.7
Accumulated other comprehensive income
Balance, beginning of period	174.5	228.9	189.6	242.5
Postretirement plans (net of $0.0 tax provisions in each period)	(13.3)	(13.4)	(26.5)	(26.8)
Foreign currency translation adjustment	0.5	(0.4)	(1.4)	(0.6)
Balance, end of period	161.7	215.1	161.7	215.1
Noncontrolling interests
Balance, beginning of period	47.4	55.0	60.5	63.5
Net income attributable to noncontrolling interests	9.8	23.6	15.2	37.9
Distributions to noncontrolling interests	—	—	(18.5)	(22.8)
Balance, end of period	57.2	78.6	57.2	78.6
Total stockholders’ equity	$3,715.0	$3,523.3	$3,715.0	$3,523.3
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2023 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2024.
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

	Three Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$36.9	$—	$221.4	$200.3	$—	$458.6
Export	270.6	—	—	—	—	270.6
Total thermal	307.5	—	221.4	200.3	—	729.2
Metallurgical coal
Export	—	294.0	—	—	—	294.0
Total metallurgical	—	294.0	—	—	—	294.0
Other (2)	—	0.3	0.5	1.7	16.3	18.8
Revenue	$307.5	$294.3	$221.9	$202.0	$16.3	$1,042.0

	Three Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$31.9	$—	$259.8	$198.2	$—	$489.9
Export	367.5	—	—	—	—	367.5
Total thermal	399.4	—	259.8	198.2	—	857.4
Metallurgical coal
Export	—	371.6	—	—	—	371.6
Total metallurgical	—	371.6	—	—	—	371.6
Other (2)	0.1	0.9	(0.1)	1.7	37.2	39.8
Revenue	$399.5	$372.5	$259.7	$199.9	$37.2	$1,268.8

	Six Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$77.5	$—	$475.5	$378.3	$—	$931.3
Export	513.7	—	—	—	—	513.7
Total thermal	591.2	—	475.5	378.3	—	1,445.0
Metallurgical coal
Export	—	538.0	—	—	—	538.0
Total metallurgical	—	538.0	—	—	—	538.0
Other (2)	0.2	3.3	0.5	15.3	23.3	42.6
Revenue	$591.4	$541.3	$476.0	$393.6	$23.3	$2,025.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$69.4	$—	$564.8	$446.1	$—	$1,080.3
Export	676.3	—	—	—	—	676.3
Total thermal	745.7	—	564.8	446.1	—	1,756.6
Metallurgical coal
Export	—	658.8	—	—	—	658.8
Total metallurgical	—	658.8	—	—	—	658.8
Other (2)	0.3	2.1	0.2	3.2	211.6	217.4
Revenue	$746.0	$660.9	$565.0	$449.3	$211.6	$2,632.8
(1)    Corporate and Other includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized gains on derivative contracts related to forecasted sales	$—	$40.3	$—	$159.0
Realized losses on derivative contracts related to forecasted sales	—	(30.3)	—	(80.9)
Revenue from physical sale of coal (3)	12.1	23.3	14.2	107.8
Trading revenue	—	0.1	—	0.1
Other (2)	4.2	3.8	9.1	25.6
Total Corporate and Other	$16.3	$37.2	$23.3	$211.6
(2)    Includes revenue from arrangements such as customer contract-related payments associated with volume shortfalls; royalties related to coal lease agreements; sales agency commissions; farm income; property and facility rentals; and revenue related to the Company’s assignment of rights to its excess port and rail capacity.
(3)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s operating segments and sold to customers through the Company’s coal trading business, including as part of settling certain derivative contracts. Primarily represents the difference between the price contracted with the customer and the price allocated to the operating segment.
Accounts Receivable
“Accounts receivable, net” at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Trade receivables, net	$355.8	$322.3
Miscellaneous receivables, net	155.8	67.4
Accounts receivable, net	$511.6	$389.7
None of the above receivables included allowances for credit losses at June 30, 2024 or December 31, 2023. No charges for credit losses were recognized during the three and six months ended June 30, 2024 or 2023.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)     Inventories
“Inventories, net” as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Materials and supplies, net	$169.2	$153.0
Raw coal	122.6	105.6
Saleable coal	130.3	93.2
Inventories, net	$422.1	$351.8
Materials and supplies inventories, net presented above have been shown net of reserves of $6.6 million and $7.2 million as of June 30, 2024 and December 31, 2023, respectively.
(5) Equity Method Investments
The Company’s equity method investments include its interests in Middlemount Coal Pty Ltd (Middlemount), R3 Renewables LLC (R3) and certain other equity method investments.
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss (income) from equity affiliates”:

			Loss (Income) from Equity Affiliates
	Book Value at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
	(Dollars in millions)
Equity method investment related to Middlemount	$43.0	$42.5	$(2.3)	$(4.1)	$(1.9)	$(6.7)
Equity method investment related to R3	8.6	7.1	3.6	1.8	6.9	2.6
Total equity method investments	$51.6	$49.6	$1.3	$(2.3)	$5.0	$(4.1)
R3
The Company contributed $8.4 million and $3.5 million to R3 during the six months ended June 30, 2024 and 2023, respectively.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of June 30, 2024, the Company held average rate options with an aggregate notional amount of $455.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending March 31, 2025. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.71 over the nine-month period ending March 31, 2025. As of June 30, 2024, the Company also held purchased collars with an aggregate notional amount of $507.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending March 31, 2025. The purchased collars have a floor and ceiling of approximately $0.59 and $0.72, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of June 30, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of June 30, 2024.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the Company had asset derivatives comprised of foreign currency option contracts with a fair value of $2.2 million and $6.2 million, respectively. The net amount of asset derivatives is included in “Other current assets” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended June 30, 2024
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$0.8	$(1.6)	$2.4
Total		$0.8	$(1.6)	$2.4

		Three Months Ended June 30, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(0.1)	$(2.9)	$2.8
Derivative contracts related to forecasted sales	Revenue	10.0	(30.3)	40.3
Financial trading contracts	Revenue	0.1	13.9	(13.8)
Total		$10.0	$(19.3)	$29.3

		Six Months Ended June 30, 2024
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.7)	$(2.4)	$(3.3)
Total		$(5.7)	$(2.4)	$(3.3)

		Six Months Ended June 30, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.2)	$(5.8)	$0.6
Derivative contracts related to forecasted sales	Revenue	78.1	(80.9)	159.0
Financial trading contracts	Revenue	0.1	31.2	(31.1)
Total		$73.0	$(55.5)	$128.5
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the hierarchy of the Company’s net asset positions for which fair value is measured on a recurring basis.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$2.2	$—	$2.2
Equity securities	0.8	—	—	0.8
Total net assets	$0.8	$2.2	$—	$3.0

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.2	$—	$6.2
Equity securities	0.4	—	—	0.4
Total net assets	$0.4	$6.2	$—	$6.6
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
•Investments in equity securities are based on unadjusted quoted prices in active markets (Level 1).
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2024 and December 31, 2023:
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

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Total debt at par value	$344.5	$342.3
Less: Unamortized debt issuance costs	(7.2)	(8.1)
Net carrying amount	$337.3	$334.2

Estimated fair value	$446.0	$483.9
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
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2024 and 2023. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2024 and December 31, 2023 is set forth in the table below:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Land and coal interests	$2,624.0	$2,475.2
Buildings and improvements	647.7	647.6
Machinery and equipment	1,943.5	1,787.6
Less: Accumulated depreciation, depletion and amortization	(2,212.1)	(2,066.3)
Property, plant, equipment and mine development, net	$3,003.1	$2,844.1
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $214 million at June 30, 2024 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the six months ended June 30, 2024 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provisions of $39.4 million and $74.2 million for the three months ended June 30, 2024 and 2023, respectively, included tax provisions of $1.9 million and $0.3 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provisions of $59.5 million and $192.2 million for the six months ended June 30, 2024 and 2023, respectively, included a tax benefit of $3.9 million and a tax provision of $0.7 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s estimated full year pretax income and income tax expense are expected to be primarily generated in Australia.
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. During both the three and six months ended June 30, 2024, the Company’s net unrecognized tax benefits decreased by $1.3 million and its gross interest and penalties decreased by $6.1 million due to expiration of statutes.
(9)     Long-term Debt
The Company’s total indebtedness as of June 30, 2024 and December 31, 2023 consisted of the following:

Debt Instrument (defined below, as applicable)	June 30, 2024	December 31, 2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	24.5	22.3
Less: Debt issuance costs	(7.2)	(8.1)
	337.3	334.2
Less: Current portion of long-term debt	14.1	13.5
Long-term debt	$323.2	$320.7
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
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective February 21, 2024, the conversion rate was increased to 51.0440 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.59 per share. Under the applicable conversion rate formula, the $0.075 per share dividend declared on May 2, 2024 and paid on June 5, 2024 yielded a revised conversion rate of 51.2148 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 51.0440. The conversion rate may be impacted prospectively, based upon cumulative dividends paid. The conversion rate is also subject to further adjustment under certain circumstances in accordance with the terms of the indenture.
During the first and second quarters of 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second quarter of 2024, and will not be similarly convertible during the third quarter of 2024.
As of June 30, 2024, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $41.3 million.
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
As of June 30, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $98.0 million outstanding as of June 30, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $222.0 million at June 30, 2024.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Charges
The following table presents the components of the Company’s interest expense related to its indebtedness and financial assurance instruments such as surety bonds and letters of credit. Additionally, the table sets forth the amount of cash paid for interest, net of capitalized interest and the amount of non-cash interest expense primarily related to the amortization of debt issuance costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
2028 Convertible Notes	$2.6	$2.6	$5.2	$5.2
Finance lease obligations	0.5	0.4	0.9	0.9
Financial assurance instruments	6.1	8.0	14.9	20.0
Amortization of debt issuance costs	2.0	0.7	3.2	2.3
Capitalized interest	(1.7)	—	(1.7)	—
Other	1.2	1.6	2.9	3.3
Interest expense, net of capitalized interest	$10.7	$13.3	$25.4	$31.7

Cash paid for interest, net of capitalized interest	$12.6	$22.9	$24.1	$41.9
Non-cash interest expense	$1.9	$1.7	$3.2	$3.3
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2024.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Interest cost on projected benefit obligation	$1.6	$7.4	$3.2	$14.8
Expected return on plan assets	(1.2)	(6.6)	(2.4)	(13.2)
Net periodic pension cost	$0.4	$0.8	$0.8	$1.6
At January 1, 2023, the Company had two qualified pension plans. During the year ended December 31, 2023, the Company settled its pension obligation for one of its qualified plans. Refer to Note 14. “Pension and Savings Plans” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding the settlement of the plan’s obligation.
Annual contributions to the remaining qualified plan are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of June 30, 2024, the Company’s remaining qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any cash contributions to its remaining qualified pension plan in 2024 based on minimum funding requirements and does not expect to make any discretionary cash contributions in 2024.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic postretirement benefit credit included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.2	$0.2	$0.3
Interest cost on accumulated postretirement benefit obligation	2.3	2.5	4.6	5.0
Expected return on plan assets	(0.1)	(0.2)	(0.2)	(0.3)
Amortization of prior service credit	(13.3)	(13.4)	(26.5)	(26.8)
Net periodic postretirement benefit credit	$(11.0)	$(10.9)	$(21.9)	$(21.8)
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for the three and six months ended June 30, 2024 and 2023 because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$210.8	$204.1	$256.5	$488.2
Less: Net income attributable to noncontrolling interests	9.8	23.6	15.2	37.9
Income from continuing operations attributable to common stockholders	201.0	180.5	241.3	450.3
Loss from discontinued operations, net of income taxes	(1.6)	(1.3)	(2.3)	(2.6)
Net income attributable to common stockholders	$199.4	$179.2	$239.0	$447.7

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$210.8	$204.1	$256.5	$488.2
Add: Tax adjusted interest expense related to 2028 Convertible Notes	3.0	3.5	6.1	6.1
Less: Net income attributable to noncontrolling interests	9.8	23.6	15.2	37.9
Income from continuing operations attributable to common stockholders	204.0	184.0	247.4	456.4
Loss from discontinued operations, net of income taxes	(1.6)	(1.3)	(2.3)	(2.6)
Net income attributable to common stockholders	$202.4	$182.7	$245.1	$453.8

EPS denominator:
Weighted average shares outstanding — basic	126.0	142.3	127.0	143.4
Dilutive impact of share-based compensation awards	0.5	0.6	0.5	0.7
Dilutive impact of 2028 Convertible Notes	16.3	16.1	16.3	16.1
Weighted average shares outstanding — diluted	142.8	159.0	143.8	160.2

Basic EPS attributable to common stockholders:
Income from continuing operations	$1.59	$1.27	$1.90	$3.14
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net income attributable to common stockholders	$1.58	$1.26	$1.88	$3.12

Diluted EPS attributable to common stockholders:
Income from continuing operations	$1.43	$1.16	$1.72	$2.85
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net income attributable to common stockholders	$1.42	$1.15	$1.70	$2.83
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$934.0	$108.1	$1,042.1
Letters of credit (2)	52.5	101.7	154.2
	986.5	209.8	1,196.3
Less: Letters of credit in support of surety bonds (3)	(52.5)	(14.5)	(67.0)
Obligations supported, net	$934.0	$195.3	$1,129.3
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
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount will vary prospectively as bonding levels increase or decrease. The amendment extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $508.6 million at June 30, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at June 30, 2024.
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
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023. The Company recorded early debt extinguishment losses of $8.8 million during the six months ended June 30, 2023, primarily as a result of the February 2023 amendment and subsequent termination.
Prior to its termination, undrawn letters of credit under the LC Facility bore interest at 6.00% per annum and unused commitments were subject to a 0.50% per annum commitment fee.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable Securitization
In 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended from time to time (the Receivables Purchase Agreement). The receivables securitization program authorized under the agreement (Securitization Program) is subject to customary events of default. The Receivables Purchase Agreement was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR plus an applicable margin. Such funding is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization.
Borrowings under the Securitization Program bear interest at a SOFR plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At June 30, 2024, the Company had no outstanding borrowings and $56.2 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $97.1 million at June 30, 2024. The Company was not required to post cash collateral under the Securitization Program at June 30, 2024.
The Company incurred interest and fees associated with the Securitization Program of $0.6 million and $0.8 million during the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.9 million during the six months ended June 30, 2024 and 2023, respectively, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At June 30, 2024, letters of credit of $116.6 million were outstanding under the agreement, which were collateralized by cash of $120.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the six months ended June 30, 2024, the Company capitalized $1.4 million of debt issuance costs related to these bank guarantee facilities. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At June 30, 2024, the bank guarantee facilities were backed by cash of $179.5 million.

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

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$398.4	$444.0
Credit support facilities (2)	299.6	236.9
	698.0	680.9
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations	127.1	276.7
	127.1	276.7
Restricted cash and collateral	$825.1	$957.6
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
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2024, purchase commitments for capital expenditures were $90.9 million, all of which is obligated within the next two years, with $83.7 million obligated within the next 12 months.
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
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site resulted in stormwater being discharged from the mine site on several occasions in 2021 and 2022. On September 6, 2023, the Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 relating to the stormwater discharges. On March 15, 2024, the Company pled guilty to two of the charges related to water pollution, and two charges related to a failure to adequately maintain plant and equipment were consolidated into one charge to which the Company also pled guilty. No plea has been entered for the remaining charge that has been held over to a sentencing hearing that is scheduled for November 2024. Penalties will be determined at that sentencing hearing. During the six months ended June 30, 2024, the Company recorded an immaterial provision to establish a current liability that the Company believes is probable and reasonably estimable.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Oregon Climate Change Lawsuit. On July 20, 2023, Peabody Energy was served with a summons issued on behalf of Multnomah County, Oregon. The complaint sought damages from the Company and other major energy producers for allegedly causing an “extreme heat event” in Multnomah County in late June and early July 2021. The causes of action, pursuant to Oregon state law, included a failure to warn, false or misleading advertisement and public nuisance. In July 2024, Peabody was dismissed from this case, without prejudice.
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
Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Revenue:
Seaborne Thermal	$307.5	$399.5	$591.4	$746.0
Seaborne Metallurgical	294.3	372.5	541.3	660.9
Powder River Basin	221.9	259.7	476.0	565.0
Other U.S. Thermal	202.0	199.9	393.6	449.3
Corporate and Other	16.3	37.2	23.3	211.6
Total	$1,042.0	$1,268.8	$2,025.6	$2,632.8

Adjusted EBITDA:
Seaborne Thermal	$104.4	$197.5	$198.2	$361.5
Seaborne Metallurgical	143.6	102.5	191.9	193.3
Powder River Basin	17.8	26.2	34.2	62.0
Other U.S. Thermal	35.4	51.9	81.9	116.1
Corporate and Other	8.5	(19.9)	(36.0)	15.9
Total	$309.7	$358.2	$470.2	$748.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income from continuing operations, net of income taxes	$210.8	$204.1	$256.5	$488.2
Depreciation, depletion and amortization	82.9	80.6	162.7	156.9
Asset retirement obligation expenses	12.9	15.5	25.8	30.9
Restructuring charges	0.1	2.0	0.2	2.1
Asset impairment	—	—	—	2.0
Provision for NARM and Shoal Creek losses	1.9	33.7	3.7	33.7
Shoal Creek insurance recovery - property damage	(28.7)	—	(28.7)	—
Changes in amortization of basis difference related to equity affiliates	(0.3)	(0.4)	(0.7)	(0.7)
Interest expense, net of capitalized interest	10.7	13.3	25.4	31.7
Net loss on early debt extinguishment	—	2.0	—	8.8
Interest income	(16.8)	(23.1)	(36.0)	(36.2)
Unrealized gains on derivative contracts related to forecasted sales	—	(40.3)	—	(159.0)
Unrealized (gains) losses on foreign currency option contracts	(2.4)	(2.8)	3.3	(0.6)
Take-or-pay contract-based intangible recognition	(0.8)	(0.6)	(1.5)	(1.2)
Income tax provision	39.4	74.2	59.5	192.2
Adjusted EBITDA	$309.7	$358.2	$470.2	$748.8
(15) Other Events
Wards Well Acquisition
The Company entered into a definitive agreement dated October 26, 2023, to acquire the southern part of the Wards Well tenements (Wards Well) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition, which was accounted for as an asset acquisition, was completed on April 16, 2024. The acquired asset was measured at the cost of the acquisition based on the total consideration, allocated on the basis of relative fair value. The total consideration of $153.4 million, consisting of cash consideration of $134.4 million, cash transaction costs of $9.4 million and the non-cash settlement of existing receivables with the acquiree of $9.6 million, was recorded in “Property, plant, equipment and mine development, net” in the condensed consolidated balance sheets as of June 30, 2024.
The agreement also includes an initial contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of Wards Well and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining Wards Well. The Company will adjust the cost basis of the assets acquired if and when the contingent royalty is paid or becomes payable.
Share Repurchases
During the six months ended June 30, 2024, the Company repurchased approximately 3.2 million shares of its common stock for $80.5 million, including commission fees. No shares were repurchased during the three months ended June 30, 2024. The Company had accrued excise taxes of $4.0 million related to share repurchases, which were unpaid at June 30, 2024. The Company includes commission fees and excise taxes, as incurred, with the cost of treasury stock. At June 30, 2024, $569.6 million remained available under its share repurchase program.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
North Antelope Rochelle Mine Tornado
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the three and six months ended June 30, 2023, the Company recorded a provision for loss of $5.0 million related to the tornado damage, which included $4.0 million for materials and supplies inventories and $1.0 million for buildings and equipment. During the three and six months ended June 30, 2024, the Company recorded $1.9 million and $3.7 million, respectively, for incremental repair costs related to the tornado damage.
Shoal Creek
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine. During the three and six months ended June 30, 2023, the Company recorded a provision for loss of $28.7 million related to the fire, which included $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine.
In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement with its insurers and various re-insurers and recognized a $109.5 million insurance recovery which the Company included in its results of operations for the three and six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company collected $5.6 million of the insurance recovery. Since this portion of the recovery related to equipment damage for which the Company previously recognized the provision for loss, the Company has classified the amount within the “Cash Flows From Investing Activities” section of the unaudited condensed consolidated statements of cash flows. The remaining $103.9 million of the insurance recovery was recorded as a receivable within “Accounts receivable, net” in the condensed consolidated balance sheets as of June 30, 2024.
Port and Rail Capacity Assignment
During the six months ended June 30, 2023, the Company entered into an agreement to assign the right to its excess port and rail capacity related to its Centurion Mine to an unrelated party in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half was payable in June 2024, subject to certain conditions. In connection with the transaction, the Company recorded revenue of $19.2 million during the six months ended June 30, 2023. In association with the completion of the Wards Well acquisition described above, the remaining receivable was settled as part of the consideration on April 16, 2024.

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
Non-GAAP Financial Measures
The following discussion of the Company’s results of operations includes references to and analysis of Adjusted EBITDA and Total Reporting Segment Costs, which are financial measures not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by the chief operating decision maker as the primary metric to measure each of the segments’ operating performance and allocate resources. Total Reporting Segment Costs is also used by management as a component of a metric to measure each of its segments’ operating performance.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2023, the Company produced and sold 126.7 million and 126.2 million tons of coal, respectively, from continuing operations. At June 30, 2024, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers; trades coal and freight-related contracts; and since 2022, is partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
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
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended June 30, 2024 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2024 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2024 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	June 30, 2024	August 2, 2024
Premium HCC (1)	$256.50	$223.50	$242.31	$234.00	$215.00
Premium PCI coal (1)	186.00	142.00	163.36	182.00	186.50
Newcastle index thermal coal (1)	146.77	125.54	136.11	132.03	140.82
API 5 index thermal coal (1)	92.16	85.32	88.60	86.92	87.83
PRB 8,800 Btu/Lb coal (2)	13.70	13.40	13.52	13.70	13.90
Illinois Basin 11,500 Btu/Lb coal (2)	41.50	40.00	40.69	40.00	41.50
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining continue to be impacted by the ongoing Russian-Ukrainian conflict. As future developments related to the Russian-Ukrainian conflict and geopolitical instability in key energy producing regions are unknown, the global coal industry data for the six months ended June 30, 2024 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, coking coal prices have retreated from a high base during the six months ended June 30, 2024. Parts of the global steel market have reported tepid demand and thin profit margins during this period, restricting demand growth for metallurgical coal. In India, steel production was disrupted due to election activities and more recently the onset of the monsoon season; while in China, steel production was mixed with a weak property market slowing demand, partially offset by economic stimulus targeting the real estate sector. Australian high-quality coking coal showed signs of supply improvement during the six months ended June 30, 2024 which has weighed on coking coal prices, however periodic price support has been observed via various supply side disruptions, including rail and port maintenance curtailing exports in Queensland, the restriction of U.S. exports in Baltimore, Maryland and low domestic coal production in China. The June 2024 incident at the Grosvenor Mine in Queensland, Australia has further limited global exports. Despite these constraints, coking coal supply proved sufficient to meet demand during the period. In the PCI segment, prices were initially under pressure early in the year from reduced steel making productivity targets under thin margin conditions, but have since found support from shifting of trade flows from Russian to Australian supply amidst newly announced sanctions. In the coming period, seasonal restocking patterns and ongoing economic stimulus may lend support to metallurgical coal pricing. Overall, the market for metallurgical coal remains finely balanced and exposed to volatility, influenced by the rate of exports from Australia and economic performance in China, India and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices were rangebound during the six months ended June 30, 2024, driven by healthy supply meeting elevated demand in Asian markets. In China, overall total generation demand has been elevated while domestic coal production has declined, which has driven stronger coal import demand year-over-year through the six months ended June 30, 2024. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Overall, global thermal coal markets remain turbulent amid ample supply and seasonal demand requirements in the Northern Hemisphere, as well as volatile global natural gas markets.
In the U.S., overall electricity demand increased approximately 5% year-over-year. Through the six months ended June 30, 2024, electricity generation from thermal coal has increased slightly year-over-year driven by higher overall electricity demand and despite low natural gas prices and stronger renewable generation. Coal’s share of electricity generation has declined to approximately 14% for the six months ended June 30, 2024, while wind and solar’s combined generation share is at 19% and the share of natural gas generation has decreased slightly to 40%. U.S. coal inventories have declined through June 30, 2024, resulting in stockpiles slightly below levels seen at the end of 2023. During the six months ended June 30, 2024, utility consumption of PRB coal was unchanged compared to the prior year period.
Centurion Mine
Peabody’s redevelopment of the Centurion Mine, an underground longwall metallurgical coal mine in Queensland, Australia, continues to advance as planned. The first development coal was mined in June 2024, and a second continuous mine was commissioned in July 2024. The first coal shipments from the Centurion Mine are expected in the fourth quarter of 2024, and the Company is targeting the commencement of longwall production in the first quarter of 2026. Approximately $200 million of the $489 million of capital expenditures to reach longwall production has been completed as of June 30, 2024. The benchmark premium hard coking coal from Centurion is expected to receive a premium price relative to other metallurgical coals.
Other
Wards Well Acquisition. The Company entered into a definitive agreement dated October 26, 2023, to acquire the southern part of the Wards Well tenements (Wards Well) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition was completed on April 16, 2024 for total consideration of $153.4 million, consisting of cash consideration of $134.4 million, cash transaction costs of $9.4 million and the non-cash settlement of existing receivables with the acquiree of $9.6 million.
The agreement also includes an initial contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of Wards Well and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining Wards Well.
Shoal Creek Insurance Recovery. On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire involving void fill material utilized to stabilize the roof structure of the mine. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine.

In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement with its insurers and various re-insurers and recognized a $109.5 million insurance recovery which the Company included in its results of operations for the three and six months ended June 30, 2024.
Results of Operations
Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023
Summary
The increase in income from continuing operations, net of income taxes for the three months ended June 30, 2024 compared to the same period in the prior year ($6.7 million) was driven by the current year insurance recovery related to the 2023 event at the Shoal Creek Mine ($109.5 million), lower operating costs and expenses ($58.1 million), and lower year-over-year provisions for taxes ($34.8 million) and the losses at the NARM and Shoal Creek Mines ($31.8 million). These favorable variances were offset by lower revenue ($226.8 million) due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year, lower seaborne coal pricing and volume decreases in the U.S. thermal segments.
The decrease in income from continuing operations, net of income taxes for the six months ended June 30, 2024 compared to the same period in the prior year ($231.7 million) was driven by lower revenue ($607.2 million) due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year, lower seaborne coal pricing and volume decreases in the U.S. thermal segments. This unfavorable variance was partially offset by a lower tax provision ($132.7 million), the current year insurance recovery related to the 2023 event at the Shoal Creek Mine ($109.5 million), lower operating costs and expenses ($90.5 million) and lower year-over-year provision for losses at the NARM and Shoal Creek Mines ($30.0 million).
Adjusted EBITDA for the three and six months ended June 30, 2024 reflected year-over-year decreases of $48.5 million and $278.6 million, respectively.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended June 30,		Increase (Decrease) to Volumes		Six Months Ended June 30,		Increase (Decrease) to Volumes
	2024	2023	Tons	%	2024	2023	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	4.1	4.0	0.1	3%	8.1	7.6	0.5	7%
Seaborne Metallurgical	2.0	2.0	—	—%	3.4	3.3	0.1	3%
Powder River Basin	15.8	18.9	(3.1)	(16)%	34.5	40.9	(6.4)	(16)%
Other U.S. Thermal	3.7	3.8	(0.1)	(3)%	6.9	8.3	(1.4)	(17)%
Total tons sold from operating segments	25.6	28.7	(3.1)	(11)%	52.9	60.1	(7.2)	(12)%
Corporate and Other	—	0.2	(0.2)	(100)%	0.1	0.3	(0.2)	(67)%
Total tons sold	25.6	28.9	(3.3)	(11)%	53.0	60.4	(7.4)	(12)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended June 30,		(Decrease) Increase		Six Months Ended June 30,		(Decrease) Increase
	2024	2023	$	%	2024	2023	$	%
Revenue per Ton (1)
Seaborne Thermal	$74.43	$100.59	$(26.16)	(26)%	$72.86	$98.81	$(25.95)	(26)%
Seaborne Metallurgical	149.29	190.13	(40.84)	(21)%	159.10	202.33	(43.23)	(21)%
Powder River Basin	14.02	13.71	0.31	2%	13.80	13.80	—	—%
Other U.S. Thermal	55.21	53.63	1.58	3%	57.33	54.23	3.10	6%
Costs per Ton (1)(2)
Seaborne Thermal	$49.14	$50.88	$(1.74)	(3)%	$48.44	$50.94	$(2.50)	(5)%
Seaborne Metallurgical	117.47	137.78	(20.31)	(15)%	126.46	143.14	(16.68)	(12)%
Powder River Basin	12.89	12.33	0.56	5%	12.81	12.28	0.53	4%
Other U.S. Thermal	45.53	39.71	5.82	15%	45.40	40.22	5.18	13%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$25.29	$49.71	$(24.42)	(49)%	$24.42	$47.87	$(23.45)	(49)%
Seaborne Metallurgical	31.82	52.35	(20.53)	(39)%	32.64	59.19	(26.55)	(45)%
Powder River Basin	1.13	1.38	(0.25)	(18)%	0.99	1.52	(0.53)	(35)%
Other U.S. Thermal	9.68	13.92	(4.24)	(30)%	11.93	14.01	(2.08)	(15)%
(1)This is an operating/statistical measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
(2)Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; amortization of take-or-pay contract-based intangibles; insurance recoveries; and certain other costs related to post-mining activities.
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended June 30,		(Decrease) Increase to Revenue		Six Months Ended June 30,		Decrease to Revenue
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$307.5	$399.5	$(92.0)	(23)%	$591.4	$746.0	$(154.6)	(21)%
Seaborne Metallurgical	294.3	372.5	(78.2)	(21)%	541.3	660.9	(119.6)	(18)%
Powder River Basin	221.9	259.7	(37.8)	(15)%	476.0	565.0	(89.0)	(16)%
Other U.S. Thermal	202.0	199.9	2.1	1%	393.6	449.3	(55.7)	(12)%
Corporate and Other	16.3	37.2	(20.9)	(56)%	23.3	211.6	(188.3)	(89)%
Revenue	$1,042.0	$1,268.8	$(226.8)	(18)%	$2,025.6	$2,632.8	$(607.2)	(23)%
Seaborne Thermal. Segment revenue decreased during the three and six months ended June 30, 2024 compared to the same periods in the prior year due to unfavorable realized prices ($117.4 million and $217.8 million, respectively), partially offset by favorable export volumes ($25.4 million and $63.2 million, respectively).
Seaborne Metallurgical. Segment revenue decreased during the three months ended June 30, 2024 compared to the same period in the prior year due to unfavorable realized prices ($56.8 million) and mix variances ($21.4 million). Segment revenue decreased during the six months ended June 30, 2024 compared to the same period in the prior year due to unfavorable realized prices ($181.1 million), offset by favorable volume and mix variances ($61.5 million) driven by increased production at the Shoal Creek Mine.
Powder River Basin. Segment revenue decreased during the three and six months ended June 30, 2024 compared to the same periods in the prior year due to unfavorable volumes ($38.2 million and $85.7 million, respectively) resulting from decreased demand driven by low natural gas pricing and mild weather.

Other U.S. Thermal. Segment revenue increased during the three months ended June 30, 2024 compared to the same period in the prior year due to favorable realized prices ($3.2 million). Segment revenue decreased during the six months ended June 30, 2024 compared to the same period in the prior year due to unfavorable volumes ($69.4 million) resulting from decreased demand driven by low natural gas pricing and mild weather, partially offset by increased sales contract cancellation settlements ($13.1 million).
Corporate and Other. Segment revenue decreased during the three months ended June 30, 2024 compared to the same period in the prior year due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year ($40.3 million) as all derivative contracts settled in 2023; offset by favorable results from trading activities ($19.0 million). Segment revenue decreased during the six months ended June 30, 2024 compared to the same period in the prior year due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year ($159.0 million); prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements; and lower results from trading activities ($12.8 million).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended June 30,		(Decrease) Increase to Segment Adjusted EBITDA		Six Months Ended June 30,		Decrease to Segment Adjusted EBITDA
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$104.4	$197.5	$(93.1)	(47)%	$198.2	$361.5	$(163.3)	(45)%
Seaborne Metallurgical	143.6	102.5	41.1	40%	191.9	193.3	(1.4)	(1)%
Powder River Basin	17.8	26.2	(8.4)	(32)%	34.2	62.0	(27.8)	(45)%
Other U.S. Thermal	35.4	51.9	(16.5)	(32)%	81.9	116.1	(34.2)	(29)%
Corporate and Other	8.5	(19.9)	28.4	143%	(36.0)	15.9	(51.9)	(326)%
Adjusted EBITDA (1)	$309.7	$358.2	$(48.5)	(14)%	$470.2	$748.8	$(278.6)	(37)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2024 compared to the same periods in the prior year as a result of lower realized prices net of sales price sensitive costs ($106.0 million and $200.8 million, respectively), partially offset by favorable volume and mix variances ($15.4 million and $39.2 million, respectively).
Seaborne Metallurgical. Segment Adjusted EBITDA increased during the three months ended June 30, 2024 compared to the same period in the prior year due to the Shoal Creek insurance recovery ($80.8 million) further discussed in Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements and favorable mix variances ($15.4 million) driven by increased production from the Shoal Creek Mine following the fire in the first quarter of 2023, despite the lock outages during 2024. These increases were offset by lower realized prices net of sales price sensitive costs ($41.3 million) and unfavorable operational costs ($24.3 million).
Segment Adjusted EBITDA decreased during the six months ended June 30, 2024 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($151.0 million) and unfavorable operational costs ($47.7 million). These decreases were offset by favorable volumes ($88.4 million) driven by increased production from the Shoal Creek Mine following the fire in the first quarter of 2023, despite the lock outages during 2024; and the Shoal Creek insurance recovery ($80.8 million).
Powder River Basin. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2024 compared to the same periods in the prior year due to unfavorable volumes ($14.1 million and $44.9 million, respectively) and increased lease spend ($3.4 million and $5.4 million, respectively), offset by lower costs for materials, services, repairs and labor ($9.7 million and $22.3 million, respectively) and favorable commodity pricing ($1.4 million and $8.2 million, respectively).

Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2024 compared to the same periods in the prior year due to unfavorable volumes ($22.3 million and $59.7 million, respectively), offset by favorable mine sequencing ($2.4 million and $11.5 million, respectively) and increased sales contract cancellation settlements (six months, $13.1 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended June 30,		(Decrease) Increase to Adjusted EBITDA		Six Months Ended June 30,		(Decrease) Increase to Adjusted EBITDA
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$1.9	$3.7	$(1.8)	(49)%	$1.1	$6.0	$(4.9)	(82)%
Resource management activities (2)	9.9	6.0	3.9	65%	14.3	8.3	6.0	72%
Selling and administrative expenses	(22.1)	(21.7)	(0.4)	(2)%	(44.1)	(44.5)	0.4	1%
Other items, net (3)	18.8	(7.9)	26.7	338%	(7.3)	46.1	(53.4)	(116)%
Corporate and Other Adjusted EBITDA	$8.5	$(19.9)	$28.4	143%	$(36.0)	$15.9	$(51.9)	(326)%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference.
(2)Includes gains (losses) on certain surplus coal reserve, coal resource and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the Centurion Mine, the impact of foreign currency remeasurement and expenses related to the Company’s other commercial activities.
Corporate and Other Adjusted EBITDA increased during the three months ended June 30, 2024 compared to the same period in the prior year due to favorable trading results ($14.7 million) and the favorable net impact of foreign currency rate changes ($9.4 million).
Corporate and Other Adjusted EBITDA decreased during the six months ended June 30, 2024 compared to the same period in the prior year due to unfavorable trading results ($25.5 million); prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements; and the unfavorable net impact of foreign currency rate changes ($5.4 million).

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$309.7	$358.2	$(48.5)	(14)%	$470.2	$748.8	$(278.6)	(37)%
Depreciation, depletion and amortization	(82.9)	(80.6)	(2.3)	(3)%	(162.7)	(156.9)	(5.8)	(4)%
Asset retirement obligation expenses	(12.9)	(15.5)	2.6	17%	(25.8)	(30.9)	5.1	17%
Restructuring charges	(0.1)	(2.0)	1.9	95%	(0.2)	(2.1)	1.9	90%
Asset impairment	—	—	—	n.m.	—	(2.0)	2.0	100%
Provision for NARM and Shoal Creek losses	(1.9)	(33.7)	31.8	94%	(3.7)	(33.7)	30.0	89%
Shoal Creek insurance recovery - property damage	28.7	—	28.7	n.m.	28.7	—	28.7	n.m.
Changes in amortization of basis difference related to equity affiliates	0.3	0.4	(0.1)	(25)%	0.7	0.7	—	—%
Interest expense, net of capitalized interest	(10.7)	(13.3)	2.6	20%	(25.4)	(31.7)	6.3	20%
Net loss on early debt extinguishment	—	(2.0)	2.0	100%	—	(8.8)	8.8	100%
Interest income	16.8	23.1	(6.3)	(27)%	36.0	36.2	(0.2)	(1)%
Unrealized gains on derivative contracts related to forecasted sales	—	40.3	(40.3)	(100)%	—	159.0	(159.0)	(100)%
Unrealized gains (losses) on foreign currency option contracts	2.4	2.8	(0.4)	(14)%	(3.3)	0.6	(3.9)	(650)%
Take-or-pay contract-based intangible recognition	0.8	0.6	0.2	33%	1.5	1.2	0.3	25%
Income tax provision	(39.4)	(74.2)	34.8	47%	(59.5)	(192.2)	132.7	69%
Income from continuing operations, net of income taxes	$210.8	$204.1	$6.7	3%	$256.5	$488.2	$(231.7)	(47)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(28.7)	$(27.6)	$(1.1)	(4)%	$(56.3)	$(51.4)	$(4.9)	(10)%
Seaborne Metallurgical	(22.9)	(22.9)	—	—%	(44.7)	(44.0)	(0.7)	(2)%
Powder River Basin	(12.8)	(10.6)	(2.2)	(21)%	(25.3)	(22.3)	(3.0)	(13)%
Other U.S. Thermal	(16.6)	(17.1)	0.5	3%	(30.6)	(34.8)	4.2	12%
Corporate and Other	(1.9)	(2.4)	0.5	21%	(5.8)	(4.4)	(1.4)	(32)%
Total	$(82.9)	$(80.6)	$(2.3)	(3)%	$(162.7)	$(156.9)	$(5.8)	(4)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Seaborne Thermal	$2.08	$2.09	$2.09	$2.13
Seaborne Metallurgical	2.47	1.82	2.60	1.96
Powder River Basin	0.35	0.30	0.36	0.30
Other U.S. Thermal	1.69	1.33	1.62	1.26
The increases in the weighted-average depletion rate per ton for both the Seaborne Metallurgical and the Other U.S. Thermal segments during the three and six months ended June 30, 2024 compared to the same periods in the prior year reflect the impact of volume and mix variances across the segments.
Provision for NARM and Shoal Creek Losses. The provision recorded during the prior year periods was for losses related to the events at the NARM and Shoal Creek Mines, as discussed in Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Incremental repair costs related to the tornado damage at NARM were recorded during the current year.
Shoal Creek Insurance Recovery - Property Damage. During June 2024, the Company reached a settlement with its insurers and various re-insurers related to the Shoal Creek losses and recorded a $109.5 million insurance recovery, as discussed in Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery, which consisted of $28.7 million recognized during the year ended December 31, 2023. The remaining $80.8 million, applicable to incremental costs and business interruption recoveries, is included in Adjusted EBITDA for the three and six months ended June 30, 2024.
Interest Expense, Net of Capitalized Interest. The decrease in expense during the three and six months ended June 30, 2024 compared to the same periods in the prior year was driven by lower interest and fees for financial assurance instruments and the capitalization of interest related to the redevelopment of the Centurion Mine.
Net Loss on Early Debt Extinguishment. The loss recognized during the prior year was primarily related to the Company’s terminated letter of credit facility as further discussed in Note 12. “Financial Instruments and Other Guarantees” to the accompanying unaudited condensed consolidated financial statements.
Interest Income. The decrease in interest income during the three months ended June 30, 2024 was primarily due to lower average cash balances, including restricted cash balances on which the Company earns interest, in the current year.
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
Income Tax Provision. The decrease in the income tax provision during the three and six months ended June 30, 2024 compared to the same periods in the prior year was primarily due to lower pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended June 30,		Increase (Decrease) to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$210.8	$204.1	$6.7	3%	$256.5	$488.2	$(231.7)	(47)%
Loss from discontinued operations, net of income taxes	(1.6)	(1.3)	(0.3)	(23)%	(2.3)	(2.6)	0.3	12%
Net income	209.2	202.8	6.4	3%	254.2	485.6	(231.4)	(48)%
Less: Net income attributable to noncontrolling interests	9.8	23.6	(13.8)	(58)%	15.2	37.9	(22.7)	(60)%
Net income attributable to common stockholders	$199.4	$179.2	$20.2	11%	$239.0	$447.7	$(208.7)	(47)%
Net Income Attributable to Noncontrolling Interests. The decrease in the results attributable to noncontrolling interests during the three and six months ended June 30, 2024 compared to the same periods in the prior year was primarily due to a decline in the financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended June 30,		Increase to EPS		Six Months Ended June 30,		Decrease to EPS
	2024	2023	$	%	2024	2023	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$1.43	$1.16	$0.27	23%	$1.72	$2.85	$(1.13)	(40)%
Loss from discontinued operations	(0.01)	(0.01)	—	—%	(0.02)	(0.02)	—	—%
Net income attributable to common stockholders	$1.42	$1.15	$0.27	23%	$1.70	$2.83	$(1.13)	(40)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 142.8 million and 159.0 million for the three months ended June 30, 2024 and 2023, respectively, and 143.8 million and 160.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income from continuing operations, net of income taxes	$210.8	$204.1	$256.5	$488.2
Depreciation, depletion and amortization	82.9	80.6	162.7	156.9
Asset retirement obligation expenses	12.9	15.5	25.8	30.9
Restructuring charges	0.1	2.0	0.2	2.1
Asset impairment	—	—	—	2.0
Provision for NARM and Shoal Creek losses	1.9	33.7	3.7	33.7
Shoal Creek insurance recovery - property damage	(28.7)	—	(28.7)	—
Changes in amortization of basis difference related to equity affiliates	(0.3)	(0.4)	(0.7)	(0.7)
Interest expense, net of capitalized interest	10.7	13.3	25.4	31.7
Net loss on early debt extinguishment	—	2.0	—	8.8
Interest income	(16.8)	(23.1)	(36.0)	(36.2)
Unrealized gains on derivative contracts related to forecasted sales	—	(40.3)	—	(159.0)
Unrealized (gains) losses on foreign currency option contracts	(2.4)	(2.8)	3.3	(0.6)
Take-or-pay contract-based intangible recognition	(0.8)	(0.6)	(1.5)	(1.2)
Income tax provision	39.4	74.2	59.5	192.2
Total Adjusted EBITDA	$309.7	$358.2	$470.2	$748.8
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating costs and expenses	$803.9	$862.0	$1,618.1	$1,708.6
Unrealized gains (losses) on foreign currency option contracts	2.4	2.8	(3.3)	0.6
Take-or-pay contract-based intangible recognition	0.8	0.6	1.5	1.2
Net periodic benefit credit, excluding service cost	(10.2)	(9.7)	(20.3)	(19.4)
Total Reporting Segment Costs	$796.9	$855.7	$1,596.0	$1,691.0

The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Seaborne Thermal	$203.1	$202.0	$393.2	$384.5
Seaborne Metallurgical	231.5	270.0	430.2	467.6
Powder River Basin	204.1	233.5	441.8	503.0
Other U.S. Thermal	166.6	148.0	311.7	333.2
Corporate and Other	(8.4)	2.2	19.1	2.7
Total Reporting Segment Costs	$796.9	$855.7	$1,596.0	$1,691.0
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment (excluding insurance recoveries), respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.1	2.0	15.8	3.7

Revenue	$307.5	$294.3	$221.9	$202.0
Total Reporting Segment Costs	203.1	231.5	204.1	166.6
Adjusted EBITDA, excluding Shoal Creek insurance recovery	$104.4	$62.8	$17.8	$35.4
Shoal Creek insurance recovery - business interruption	—	80.8	—	—
Adjusted EBITDA	$104.4	$143.6	$17.8	$35.4

Revenue per Ton	$74.43	$149.29	$14.02	$55.21
Costs per Ton	49.14	117.47	12.89	45.53
Adjusted EBITDA Margin per Ton	$25.29	$31.82	$1.13	$9.68

	Three Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.0	2.0	18.9	3.8

Revenue	$399.5	$372.5	$259.7	$199.9
Total Reporting Segment Costs	202.0	270.0	233.5	148.0
Adjusted EBITDA	$197.5	$102.5	$26.2	$51.9

Revenue per Ton	$100.59	$190.13	$13.71	$53.63
Costs per Ton	50.88	137.78	12.33	39.71
Adjusted EBITDA Margin per Ton	$49.71	$52.35	$1.38	$13.92

	Six Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	8.1	3.4	34.5	6.9

Revenue	$591.4	$541.3	$476.0	$393.6
Total Reporting Segment Costs	393.2	430.2	441.8	311.7
Adjusted EBITDA, excluding Shoal Creek insurance recovery	$198.2	$111.1	$34.2	$81.9
Shoal Creek insurance recovery - business interruption	—	80.8	—	—
Adjusted EBITDA	$198.2	$191.9	$34.2	$81.9

Revenue per Ton	$72.86	$159.10	$13.80	$57.33
Costs per Ton	48.44	126.46	12.81	45.40
Adjusted EBITDA Margin per Ton	$24.42	$32.64	$0.99	$11.93

	Six Months Ended June 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	7.6	3.3	40.9	8.3

Revenue	$746.0	$660.9	$565.0	$449.3
Total Reporting Segment Costs	384.5	467.6	503.0	333.2
Adjusted EBITDA	$361.5	$193.3	$62.0	$116.1

Revenue per Ton	$98.81	$202.33	$13.80	$54.23
Costs per Ton	50.94	143.14	12.28	40.22
Adjusted EBITDA Margin per Ton	$47.87	$59.19	$1.52	$14.01
Available Free Cash Flow is defined as operating cash flow less investing cash flow and distributions to noncontrolling interests; plus/minus changes to restricted cash and collateral and other anticipated expenditures. See the table below for a reconciliation of Available Free Cash Flow to its most comparable measure under U.S. GAAP.

Six Months Ended June 30, 2024
(Dollars in millions)
Net cash provided by operating activities	$126.8
- Net cash used in investing activities	(316.8)
- Distributions to noncontrolling interests	(18.5)
+/- Changes to restricted cash and collateral	(17.1)
- Anticipated expenditures or other requirements	—
Available Free Cash Flow	$(225.6)
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
On December 20, 2018, the EPA proposed to revise the 2015 NSPS to modify the minimum requirements for newly constructed coal-fired units from partial CCUS to efficiency-based standards. (83 Fed. Reg. 65,424 (Dec. 20, 2018)). In contrast to the 2015 rule, the proposed rule defined BSER as the most efficient demonstrated steam cycle in combination with the best operating practices. The EPA indicated that the primary reason for revising BSER was the high cost and limited geographic availability of CCUS technology. On May 23, 2023, however, the EPA published a notice of proposed rulemaking addressing NSPS from new, modified and reconstructed fossil-fuel steam EGUs. In contrast to the 2018 proposed rule, the 2023 proposed rule did not propose to amend the 2015 NSPS for coal-fired EGUs. Status reports filed with the D.C. Circuit in North Dakota v. EPA indicate that litigation on the 2015 rule should remain in abeyance pending the EPA’s action on the 2018 proposed rule and the 2023 proposed rule. As indicated in the following section, on May 9, 2024, the EPA published the final rule in the Federal Register based on the 2023 proposed rule. This final rule did not amend the 2015 NSPS for coal-fired EGUs, but indicated that the EPA will continue to consider whether or not to make revisions to that rule in the future.
EPA Regulation of Greenhouse Gas Emissions from New and Existing Fossil Fuel-Fired EGUs. On May 9, 2024, the EPA published a final rule for new, modified and reconstructed fossil fuel-fired EGUs in the Federal Register. The final rule consists of four elements: (1) revised NSPS for controlling CO2 emissions from new and reconstructed stationary combustion turbines; (2) revised NSPS for fossil fuel-fired steam EGUs that undertake a large modification; (3) emission guidelines for existing fossil fuel-fired steam EGUs; and (4) repeal of the Affordable Clean Energy rule promulgated in 2019.

With respect to existing fossil fuel-fired steam EGUs (primarily coal-fired) the EPA determined that the BSER that is adequately demonstrated is carbon capture and sequestration (CCS) with 90% capture of CO2 emissions. Pursuant to the final rule, existing fossil fuel-fired steam EGUs that intend to operate in the long-term will be required to comply with a CO2 emission rate based on CCS with 90% capture by January 1, 2032. Existing fossil fuel-fired steam EGUs that will permanently cease operations by January 1, 2039 are not subject to emission standards based on 90% CO2 capture, but will need to meet an emission rate based on co-firing with 40% natural gas by January 1, 2030. (This translates into a 16% reduction in CO2 emissions determined from a unit-specific baseline). Existing fossil fuel-fired steam EGUs that permanently cease operations by January 1, 2032 are exempt from these requirements.
All requirements related to existing affected units in the final rule – whether fired by coal or natural gas – will be imposed through state plans that are permitted to take into account the remaining useful life of a generating unit when determining appropriate controls. Under the final rule, such plans must provide for the implementation and enforcement of the NSPS, but states may apply less stringent standards of performance in certain conditions, as specified in EPA regulations. States are also permitted to impose more stringent standards. In addition, the final rule includes several “reliability” mechanisms to allow states to provide alternative emission limitations or compliance date extensions in order to maintain adequate electric generation resources and grid reliability.
Finally, as part of the final rule, any newly constructed stationary combustion turbine (SCT), where construction or reconstruction of the unit was commenced after May 23, 2023, will be subject to CO2 emission limits based on whether it is considered to be a low load, intermediate load or base load EGU. In addition, for affected base load SCTs, a second phase emission standard applies based on 90% CCS as of January 1, 2032. Any new fossil-fuel steam EGU (where construction or reconstruction was commenced after June 18, 2014) will need to comply with standards promulgated in 2015.
The final rule is subject to numerous legal challenges that have been consolidated in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). If the Eighth Circuit affirms the final rule, as implemented by the EPA and states, it could have a substantial impact on the use of coal and natural gas for the generation of electricity.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. In 2015, the EPA published a final rule setting requirements for wastewater discharge from EGUs. In 2020, the EPA finalized revisions to certain requirements in the 2015 rule. On May 9, 2024, the EPA published a final rule that would establish more stringent standards for flue gas desulfurization wastewater, bottom ash transport water, combustion residual leachate and legacy wastewater discharged from certain surface impoundments. The final revised effluent limitations guidelines would significantly increase costs for many coal-fueled steam electric power plants. In addition, the recently finalized final rule allows EGUs that commit to ceasing coal combustion by December 31, 2034, to comply with less stringent wastewater discharge requirements during the interim. The final rule is subject to numerous legal challenges that have been consolidated in the Eighth Circuit. If the Eighth Circuit affirms the final rule, it could influence fuel switching or additional coal generating unit retirements by the end of 2034.
Rules for Disposal of Coal Combustion Residuals (CCR) from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. Although the EPA had planned to finalize this rule in 2021, the EPA now expects to issue a final rule around October 2024. Separately, on August 28, 2020 and November 12, 2020, the EPA finalized two sets of amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. On May 8, 2024, the EPA published a final rule containing additional amendments to the 2015 CCR rule that further address aspects of the D.C. Circuit’s 2018 decision. Finally, the EPA is still considering whether to finalize additional revisions to the 2015 CCR Rule related to closure of CCR units.
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
Implementation of the rule for existing sources (accomplished through state implementation plans) was challenged in several U.S. Courts of Appeal, resulting in different court opinions and in requirements being implemented in some states, but stayed in others. On June 27, 2024, the U.S. Supreme Court issued a stay of the rule in 11 states pending the disposition of a petition for review of the rule in the D.C. Circuit and any subsequent timely petition for certiorari filed with and granted by the U.S. Supreme Court.
Regional Haze. The CAA contains a national visibility goal for the “prevention of any future, and the remedying of any existing, impairment of visibility in Class I areas which impairment results from man-made air pollution.” The EPA promulgated comprehensive regulations in 1999 requiring all states to submit plans to address regional haze that could affect 156 national parks and wilderness areas, including requirements for certain sources to install the best available retrofit technology and for states to demonstrate “reasonable progress” towards meeting the national visibility goal. States are required to revise plans every 10 years. On March 29, 2024, the EPA published a proposed consent decree under which deadlines would be established for the EPA to take final action to approve, disapprove or conditionally approve, in whole or in part, state regional haze implementation plans for 34 states (at various dates from June 28, 2024 to December 31, 2026). The EPA subsequently filed a motion to approve the consent judgement in the U.S. District Court for the District of Columbia which remains pending.
Federal Coal Leasing Moratorium. The Executive Order on Promoting Energy Independence and Economic Growth (EI Order), signed on March 28, 2017, lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the EI Order, the Interior Secretary issued Order 3349 ending the federal coal leasing moratorium. Environmental groups took the issue to court (District of Montana) and in April 2019, the court held the lifting of the moratorium triggered National Environmental Policy Act (NEPA) review. On May 22, 2020, the court held that the Department of Interior’s issuance of an Environmental Assessment and Finding of No Significant Impact (FONSI) remedied the prior NEPA violations. Thereafter, environmental groups amended their complaint to challenge the Environmental Assessment and FONSI. On August 12, 2022, the court invalidated the Environmental Assessment and FONSI and reinstated the moratorium until completion of a sufficient NEPA analysis. On appeal, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) reversed the district court on February 21, 2024, explaining that the lawsuit was mooted by the Department of Interior’s April 2021 order revoking Order 3349. The Ninth Circuit directed the district court to dismiss the case as moot.
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on Peabody’s costs or its ability to mine some of its properties in accordance with its current mining plans. During the Trump Administration, the Departments of Interior and Commerce finalized five rules aiming to streamline and update the ESA. But in June 2021, the agencies announced their plan to revise, rescind or reinstate the rules that were finalized (or withdrawn) during the Trump Administration that conflict with the Biden Administration’s objectives. The agencies issued proposed rules on June 22, 2023, and they published three final revised rules on April 5, 2024.
SEC Climate-Related Disclosures. On March 6, 2024, the SEC adopted final rules it expects will enhance and standardize climate-related disclosures by public companies and in public offerings. Specifically, the final rules will require disclosure of, among other things, climate-related risks that have had or are reasonably likely to have a material impact on a public company’s business strategy, results of operations or financial condition; certain greenhouse gas (GHG) emissions associated with a public company along with, in many cases, an attestation report by a GHG emissions attestation provider; and certain climate-related financial metrics to be included in a company’s audited financial statements. The final rules were challenged by multiple parties, and the cases were consolidated into a judicial review by the Eighth Circuit. On April 4, 2024, the SEC voluntarily stayed implementation of the final rules pending such judicial review. The Company is assessing the potential impact of the final rules.

Regulatory Matters - Australia
National Greenhouse and Energy Reporting Act 2007 (NGER Act). The NGER Act imposes requirements for corporations meeting a certain threshold to register and report greenhouse gas emissions and abatement actions, as well as energy production and consumption as part of a single, national reporting system. The Clean Energy Regulator administers the NGER Act. The federal Department of Environment and Energy is responsible for NGER Act-related policy developments and review. In May 2023, the Australian Parliament passed reforms to the National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015. The reforms commenced on July 1, 2023 and introduced site specific baseline emissions for heavy emitting facilities as benchmarks for year-on-year improvement (proposed to be 4.9% each year to 2030) before transitioning to industry average emissions benchmarks by 2030. Proponents will earn tradeable credits (Safeguard Mechanism Credits) when emissions are below their baselines or can purchase credits to offset emissions. Access to existing Australian Carbon Credit Units will continue unchanged albeit with a price ceiling of $75 Australian dollars per tonne of CO2 in 2023-24, increasing with the Consumer Price Index plus 2% each year. In June 2024 amendments to the NGER Act came into effect requiring open-cut mines covered by the Safeguard Mechanism that currently report fugitive methane emissions using a basic method with minimal data inputs (Method 1) to transition over a two-year period to a more complex method requiring site-level sampling and analysis (Methods 2 or 3). This change in reporting methods is expected to increase the Safeguard Mechanism liability position of open-cut mining operations in Queensland. The impacts of this change are currently being assessed.
New South Wales (NSW) Environmental. Under the NSW Environmental Planning and Assessment Act 1979 (EPA Act), environmental planning instruments must be considered when approving a mining project development application. Decision makers review the significance of a resource and the state and regional economic benefits of a proposed coal mine when considering a development application on the basis that it is an element of the “public interest” consideration contained in the relevant legislation. Effective from March 1, 2018, the EPA Act was amended to introduce a number of changes to planning laws in New South Wales. The EPA Act was further amended in June 2018 to revoke a process for modifying development approvals under the former Section 75W of the EPA Act. As a result, new development approvals will need to be obtained unless the proposed project will be substantially the same development as it was when the development approval was last modified under Section 75W, in which case the existing development approval can be modified. If a new development approval is required then this could take additional time to achieve.
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
On August 25, 2017, the Biodiversity Conservation Act 2016 (BC Act) commenced in NSW and imposes a revised framework for the assessment of potential impacts on biodiversity that may be caused by a development, such as a proposed mining project. The BC Act requires these potential impacts on biodiversity to be offset in perpetuity, by one or more of the following means: securing land based offsets and retiring biodiversity credits, making a payment into a biodiversity conservation fund or in some cases through mine site ecological rehabilitation. The data collected from the biodiversity impact assessment process is inputted into a new offsets payment calculator in order to determine the amount payable by the proponent to offset the impacts. The proposed development can only proceed once the biodiversity offset obligations have been satisfied. On July 18, 2024, following an independent review of the BC Act, the NSW government announced it would amend the BC Act to reform the biodiversity offsets scheme by introducing a new statutory standard requiring mining proponents to demonstrate how they have genuinely avoided and minimized impacts to biodiversity and removing the option for major mining proponents to meet a credit obligation through a commitment to ecological mine site rehabilitation. When enacted, these and other proposed changes have the potential to affect approval processes for future NSW mining projects.

New South Wales Coal Directions. The State of New South Wales enacted the Energy and Utilities Administration Amendment Act 2022 granting the State Premier and Minister for Energy the ability to issue directions in the event of a coal market price emergency (among other powers). On December 22, 2022, the State Premier declared such an emergency, intended to control coal and electricity pricing. Subsequently, directions were issued to Peabody Energy Australia Pty Ltd and other coal producers with operations in NSW, which were amended at various dates. The most recent directions required Peabody Energy Australia Pty Ltd to reserve a portion of coal produced by Wambo Coal Pty Ltd and Wilpinjong Coal Pty Ltd for sale to NSW power generators at a capped price until June 30, 2024 and imposed additional reporting obligations to demonstrate compliance. The Australian Energy Regulator has confirmed that the directions have ended, and the last report was submitted on July 12, 2024.
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
Liquidity
As of June 30, 2024, the Company’s cash and cash equivalents balances totaled $621.7 million, including approximately $388 million held by U.S. subsidiaries, approximately $217 million held by Australian subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the six months ended June 30, 2024, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity decreased from $1,059.7 million as of December 31, 2023 to $940.8 million as of June 30, 2024. Available liquidity was comprised of the following:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$621.7	$969.3
Revolving credit facility availability	222.0	—
Accounts receivable securitization program availability	97.1	90.4
Total liquidity	$940.8	$1,059.7

Capital Returns to Shareholders
The Company repurchased approximately 3.2 million shares of its common stock for $80.5 million, including commission fees, and paid dividends of $19.1 million during the six months ended June 30, 2024.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount will vary prospectively as bonding levels increase or decrease. The amendment extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $508.6 million at June 30, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at June 30, 2024.
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
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At June 30, 2024, letters of credit of $116.6 million were outstanding under the agreement, which were collateralized by cash of $120.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At June 30, 2024, the bank guarantee facilities were backed by cash of $179.5 million.
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
As of June 30, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $98.0 million outstanding as of June 30, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $222.0 million at June 30, 2024.

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
Indebtedness
The Company’s total indebtedness as of June 30, 2024 and December 31, 2023 is presented in the table below.

Debt Instrument (defined below, as applicable)	June 30, 2024	December 31, 2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	24.5	22.3
Less: Debt issuance costs	(7.2)	(8.1)
	337.3	334.2
Less: Current portion of long-term debt	14.1	13.5
Long-term debt	$323.2	$320.7
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at June 30, 2024, of approximately $16 million in 2024, $18 million in 2025, $16 million in 2026, $13 million in 2027 and $326 million in 2028.
Cash payments for interest related to the Company’s indebtedness and financial assurance instruments amounted to $24.1 million and $41.9 million during the six months ended June 30, 2024 and 2023, respectively.
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
During the first and second quarters of 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second quarter of 2024, and will not be similarly convertible during the third quarter of 2024.
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR plus an applicable margin. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At June 30, 2024, the Company had no outstanding borrowings and $56.2 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at June 30, 2024.

Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2024.
Cash Flows
The following table summarizes the Company’s cash flows for the six months ended June 30, 2024 and 2023, as reported in the accompanying unaudited condensed consolidated financial statements. Available Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$126.8	$739.7
Net cash used in investing activities	(316.8)	(120.0)
Net cash used in financing activities	(140.5)	(225.4)
Net change in cash, cash equivalents and restricted cash	(330.5)	394.3
Cash, cash equivalents and restricted cash at beginning of period	1,650.2	1,417.6
Cash, cash equivalents and restricted cash at end of period	$1,319.7	$1,811.9

Available Free Cash Flow	$(225.6)
Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2024 compared to the same period in the prior year was driven by a year-over-year decrease in operating cash flow from working capital ($461.9 million), primarily attributable to income tax payments and accruals ($191.3 million), an increase in accounts receivable due to timing of sales and overall higher price per ton ($176.6 million) and Shoal Creek inventories build due to the Demopolis Lock outage that continued through May 2024 ($55.0 million); the prior year receipt of cash related to variation margin requirements associated with derivative financial instruments ($198.0 million); and lower cash generated from mining operations. These unfavorable variances were partially offset by a decrease in cash used for collateral requirements ($266.5 million).
Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2024 compared to the same period in the prior year was driven by the acquisition of Wards Well ($143.8 million) and higher capital expenditures and payments of capital accruals ($53.0 million).
Financing Activities. The decrease in net cash used by financing activities for the six months ended June 30, 2024 compared to the same period in the prior year was primarily driven by a decrease in common stock repurchases ($89.9 million), partially offset by an increase in dividends paid ($8.3 million).
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

The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$934.0	$108.1	$1,042.1
Letters of credit (2)	52.5	101.7	154.2
	986.5	209.8	1,196.3
Less: Letters of credit in support of surety bonds (3)	(52.5)	(14.5)	(67.0)
Obligations supported, net	$934.0	$195.3	$1,129.3
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
Not presented in the above table is $825.1 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at June 30, 2024, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance at June 30, 2024 decreased from $957.6 million at December 31, 2023 due to collateral releases related to reductions in reclamation bonding requirements, replacement of cash-collateralized letters of credit with letters of credit under the new revolving credit facility and the impact of foreign currency rate changes.
At June 30, 2024, the Company had total asset retirement obligations of $699.9 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
As noted above, the Company’s reclamation bonding requirements decreased during the six months ended June 30, 2024 primarily due to an approximate $110 million reduction in U.S. reclamation bonding requirements. At June 30, 2024, the Company’s reclamation bonding requirements were supported by approximately $720 million of restricted cash and other balances serving as collateral, which exceeds the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.
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
At June 30, 2024, the Company identified certain assets with an aggregate carrying value of approximately $214 million in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s critical accounting policies remain unchanged at June 30, 2024, and there have been no material changes in the Company’s critical accounting estimates.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of June 30, 2024, the Company had approximately 100 million tons of U.S. thermal coal priced and committed for 2024. This includes approximately 85 million tons of PRB coal and 15 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2024 thermal coal sales volumes from its Seaborne Thermal segment of 15.7 million to 16.2 million tons comprised of thermal export volume of 9.8 million to 10.3 million tons and domestic volume of 5.9 million tons. Peabody is estimating full year 2024 metallurgical coal sales from its Seaborne Metallurgical segment of 7.2 million to 7.6 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of June 30, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2024, the Company held average rate options with an aggregate notional amount of $455.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending March 31, 2025. As of June 30, 2024, the Company also held purchased collars with an aggregate notional amount of $507.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending March 31, 2025. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $205 million to $215 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at June 30, 2024, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $154 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $203 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
Although Peabody believes its Australian dollar monetary asset position acts as a hedge to lessen the impact on its results from operations, the Company may continue to use options and collars to hedge its cash flow exposure to currency risk associated with anticipated Australian dollar operating expenditures.
Diesel Fuel Price Risk
The Company expects to consume 85 to 95 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $21 million based on its expected usage.
As of June 30, 2024, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.

Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at June 30, 2024, a one percentage point decrease in interest rates would result in a decrease of approximately $13 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. The risk factor set forth below is in addition to the risk factors previously disclosed in Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.
Peabody’s information and operational technology systems have been and in the future may be adversely affected by disruptions, damage, failure and risks associated with implementation and integration, including of new technologies.
Peabody could be adversely affected by system or network disruptions if new or upgraded information or operational technology systems are defective, not installed properly or not properly integrated into its operations. System modification failures could have a material adverse effect on the Company’s business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of its internal control over financial reporting.
Further, Peabody increasingly depends on its information technology infrastructure for electronic communications among its operations, personnel, customers and suppliers around the world, including as a result of remote working and flexible working arrangements. These information technology systems, some of which are managed by third parties that the Company does not control, may be susceptible to damage, disruptions or shutdowns because of failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in its restructuring and simplification initiatives, power outages, hardware failures, telecommunication failures, human errors, catastrophic events or other problems.
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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs or other means. The amount of any share repurchase transactions is subject to the Company’s annual AFCF. The manner, timing, and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital. Through June 30, 2024, the Company had repurchased 19.3 million shares of its common stock under the 2023 Repurchase Program for $430.8 million, which included commissions paid of $0.4 million, leaving $569.6 million available for share repurchase. On August 1, 2024, the Company announced that it committed an additional $100 million for share repurchases.
Dividends
During the three and six months ended June 30, 2024, the Company declared dividends per share of $0.075 and $0.150, respectively. On August 1, 2024, the Company declared an additional dividend per share of $0.075 to be paid on September 4, 2024 to shareholders of record as of August 15, 2024. The declaration and payment of dividends and the amount of dividends will depend on the Company’s annual AFCF.
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2024	1,129	$23.70	—	$569.6
May 1 through May 31, 2024	—	—	—	569.6
June 1 through June 30, 2024	28,611	24.78	—	569.6
Total	29,740	24.74	—
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K of the Exchange Act.
Frequency of Future Non-Binding Stockholder Advisory Votes on Executive Compensation
As previously reported in a Current Report on Form 8-K filed on May 9, 2024, at the Company’s 2024 Annual Meeting of Stockholders held on May 9, 2024, the Company’s stockholders approved, on a non-binding advisory basis, the holding of a non-binding stockholder advisory vote on executive compensation annually. Based on this voting result, among other factors, the Company will include a non-binding stockholder advisory vote on executive compensation in its proxy materials annually until the next required stockholder vote on the frequency of such non-binding advisory votes on executive compensation.
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

PEABODY ENERGY CORPORATION
Date:	August 8, 2024	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)