Form 10-Q
period 2024-09-30
PEABODY ENERGY CORP
filed 2024-11-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 121.5 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at November 4, 2024.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share data)
Revenue	$1,088.0	$1,078.9	$3,113.6	$3,711.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	845.8	803.7	2,463.9	2,512.3
Depreciation, depletion and amortization	84.7	82.3	247.4	239.2
Asset retirement obligation expenses	12.9	15.4	38.7	46.3
Selling and administrative expenses	20.6	21.5	64.7	66.0
Restructuring charges	1.9	0.9	2.1	3.0
Other operating (income) loss:
Net gain on disposals	(0.1)	(1.4)	(9.7)	(8.5)
Asset impairment	—	—	—	2.0
Provision for NARM and Shoal Creek losses	—	3.3	3.7	37.0
Shoal Creek insurance recovery	—	—	(109.5)	—
Loss (income) from equity affiliates	2.1	(5.6)	7.1	(9.7)
Operating profit	120.1	158.8	405.2	824.1
Interest expense, net of capitalized interest	9.7	13.8	35.1	45.5
Net loss on early debt extinguishment	—	—	—	8.8
Interest income	(17.7)	(20.3)	(53.7)	(56.5)
Net periodic benefit credit, excluding service cost	(10.1)	(10.0)	(30.4)	(29.4)
Income from continuing operations before income taxes	138.2	175.3	454.2	855.7
Income tax provision	25.7	46.5	85.2	238.7
Income from continuing operations, net of income taxes	112.5	128.8	369.0	617.0
(Loss) income from discontinued operations, net of income taxes	(1.0)	2.5	(3.3)	(0.1)
Net income	111.5	131.3	365.7	616.9
Less: Net income attributable to noncontrolling interests	10.2	11.4	25.4	49.3
Net income attributable to common stockholders	$101.3	$119.9	$340.3	$567.6

Income from continuing operations:
Basic income per share	$0.82	$0.88	$2.72	$4.06
Diluted income per share	$0.74	$0.80	$2.47	$3.68
Net income attributable to common stockholders:
Basic income per share	$0.81	$0.90	$2.69	$4.05
Diluted income per share	$0.74	$0.82	$2.44	$3.68
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$111.5	$131.3	$365.7	$616.9
Postretirement plans (net of $0.0 tax provisions in each period)	(13.3)	(13.5)	(39.8)	(40.3)
Foreign currency translation adjustment	2.3	(1.0)	0.9	(1.6)
Other comprehensive loss, net of income taxes	(11.0)	(14.5)	(38.9)	(41.9)
Comprehensive income	100.5	116.8	326.8	575.0
Less: Net income attributable to noncontrolling interests	10.2	11.4	25.4	49.3
Comprehensive income attributable to common stockholders	$90.3	$105.4	$301.4	$525.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2024	December 31, 2023
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$772.9	$969.3
Accounts receivable, net of allowance for credit losses of $0.0 at September 30, 2024 and December 31, 2023	304.2	389.7
Inventories, net	444.3	351.8
Other current assets	286.6	308.9
Total current assets	1,808.0	2,019.7
Property, plant, equipment and mine development, net	3,013.5	2,844.1
Operating lease right-of-use assets	121.1	61.9
Restricted cash and collateral	839.0	957.6
Investments and other assets	85.3	78.8
Total assets	$5,866.9	$5,962.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14.8	$13.5
Accounts payable and accrued expenses	763.8	965.5
Total current liabilities	778.6	979.0
Long-term debt, less current portion	323.7	320.7
Deferred income taxes	17.8	28.6
Asset retirement obligations, less current portion	647.4	648.6
Accrued postretirement benefit costs	143.1	148.4
Operating lease liabilities, less current portion	94.6	47.7
Other noncurrent liabilities	171.3	181.6
Total liabilities	2,176.5	2,354.6
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.1 shares issued and 121.4 shares outstanding as of September 30, 2024 and 188.6 shares issued and 128.7 shares outstanding as of December 31, 2023	1.9	1.9
Additional paid-in capital	3,988.9	3,983.0
Treasury stock, at cost — 67.7 and 59.9 common shares as of September 30, 2024 and December 31, 2023	(1,926.5)	(1,740.2)
Retained earnings	1,424.3	1,112.7
Accumulated other comprehensive income	150.7	189.6
Peabody Energy Corporation stockholders’ equity	3,639.3	3,547.0
Noncontrolling interests	51.1	60.5
Total stockholders’ equity	3,690.4	3,607.5
Total liabilities and stockholders’ equity	$5,866.9	$5,962.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$365.7	$616.9
Loss from discontinued operations, net of income taxes	3.3	0.1
Income from continuing operations, net of income taxes	369.0	617.0
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	247.4	239.2
Noncash interest expense, net	4.0	4.0
Deferred income taxes	(10.9)	71.8
Noncash share-based compensation	5.7	5.1
Asset impairment	—	2.0
Noncash provision for NARM and Shoal Creek losses	—	33.7
Net gain on disposals	(9.7)	(8.5)
Noncash income from port and rail capacity assignment	(0.3)	(9.4)
Net loss on early debt extinguishment	—	8.8
Loss (income) from equity affiliates	7.1	(9.7)
Shoal Creek insurance recovery	(16.6)	—
Foreign currency option contracts	(0.4)	(0.1)
Changes in current assets and liabilities:
Accounts receivable	82.0	126.6
Inventories	(92.6)	(59.9)
Other current assets	15.6	30.1
Accounts payable and accrued expenses	(198.3)	(29.2)
Collateral arrangements	143.3	(145.9)
Asset retirement obligations	(1.2)	3.9
Workers’ compensation obligations	(2.0)	(1.3)
Postretirement benefit obligations	(45.0)	(46.3)
Pension obligations	—	0.9
Other, net	(5.7)	(0.1)
Net cash provided by continuing operations	491.4	832.7
Net cash used in discontinued operations	(4.7)	(79.6)
Net cash provided by operating activities	486.7	753.1

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(265.7)	(190.4)
Changes in accrued expenses related to capital expenditures	(6.5)	(5.1)
Wards Well acquisition	(143.8)	—
Insurance proceeds attributable to Shoal Creek equipment losses	10.9	—
Proceeds from disposal of assets, net of receivables	16.1	13.9
Contributions to joint ventures	(550.1)	(573.4)
Distributions from joint ventures	549.8	579.4
Other, net	(0.3)	1.0
Net cash used in investing activities	(389.6)	(174.6)
Cash Flows From Financing Activities
Repayments of long-term debt	(7.2)	(6.9)
Payment of debt issuance and other deferred financing costs	(11.1)	(0.3)
Common stock repurchases	(183.1)	(264.0)
Repurchase of employee common stock relinquished for tax withholding	(4.1)	(13.7)
Dividends paid	(28.5)	(20.7)
Distributions to noncontrolling interests	(34.8)	(58.9)
Net cash used in financing activities	(268.8)	(364.5)
Net change in cash, cash equivalents and restricted cash	(171.7)	214.0
Cash, cash equivalents and restricted cash at beginning of period (1)	1,650.2	1,417.6
Cash, cash equivalents and restricted cash at end of period (2)	$1,478.5	$1,631.6

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$969.3
Restricted cash included in “Restricted cash and collateral”	680.9
Cash, cash equivalents and restricted cash at beginning of period	$1,650.2

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$772.9
Restricted cash included in “Restricted cash and collateral”	705.6
Cash, cash equivalents and restricted cash at end of period	$1,478.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.9
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,987.2	3,979.4	3,983.0	3,975.9
Dividend equivalent units on dividends declared	0.1	0.1	0.2	0.2
Share-based compensation for equity-classified awards	1.6	1.7	5.7	5.1
Balance, end of period	3,988.9	3,981.2	3,988.9	3,981.2
Treasury stock
Balance, beginning of period	(1,825.5)	(1,572.4)	(1,740.2)	(1,372.9)
Common stock repurchases	(100.0)	(91.0)	(183.1)	(264.0)
Net change in unsettled common stock repurchases	—	8.6	2.6	(2.6)
Excise tax accrued on common stock repurchases	(1.0)	(0.9)	(1.7)	(2.5)
Repurchase of employee common stock relinquished for tax withholding	—	—	(4.1)	(13.7)
Balance, end of period	(1,926.5)	(1,655.7)	(1,926.5)	(1,655.7)
Retained earnings
Balance, beginning of period	1,332.5	820.7	1,112.7	383.9
Net income attributable to common stockholders	101.3	119.9	340.3	567.6
Dividends declared ($0.075, $0.075, $0.225 and $0.150 per share, respectively)	(9.5)	(10.0)	(28.7)	(20.9)
Balance, end of period	1,424.3	930.6	1,424.3	930.6
Accumulated other comprehensive income
Balance, beginning of period	161.7	215.1	189.6	242.5
Postretirement plans (net of $0.0 tax provisions in each period)	(13.3)	(13.5)	(39.8)	(40.3)
Foreign currency translation adjustment	2.3	(1.0)	0.9	(1.6)
Balance, end of period	150.7	200.6	150.7	200.6
Noncontrolling interests
Balance, beginning of period	57.2	78.6	60.5	63.5
Net income attributable to noncontrolling interests	10.2	11.4	25.4	49.3
Distributions to noncontrolling interests	(16.3)	(36.1)	(34.8)	(58.9)
Balance, end of period	51.1	53.9	51.1	53.9
Total stockholders’ equity	$3,690.4	$3,512.5	$3,690.4	$3,512.5
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2023 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2024.
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

	Three Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$38.8	$—	$304.2	$214.0	$—	$557.0
Export	272.4	—	—	—	—	272.4
Total thermal	311.2	—	304.2	214.0	—	829.4
Metallurgical coal
Export	—	240.4	—	—	—	240.4
Total metallurgical	—	240.4	—	—	—	240.4
Other (2)	2.0	2.1	1.1	2.7	10.3	18.2
Revenue	$313.2	$242.5	$305.3	$216.7	$10.3	$1,088.0

	Three Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$31.3	$—	$313.3	$227.1	$—	$571.7
Export	265.9	—	—	—	—	265.9
Total thermal	297.2	—	313.3	227.1	—	837.6
Metallurgical coal
Export	—	246.0	—	—	—	246.0
Total metallurgical	—	246.0	—	—	—	246.0
Other (2)	0.2	1.0	(0.3)	1.1	(6.7)	(4.7)
Revenue	$297.4	$247.0	$313.0	$228.2	$(6.7)	$1,078.9

	Nine Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$116.3	$—	$779.7	$592.3	$—	$1,488.3
Export	786.1	—	—	—	—	786.1
Total thermal	902.4	—	779.7	592.3	—	2,274.4
Metallurgical coal
Export	—	778.4	—	—	—	778.4
Total metallurgical	—	778.4	—	—	—	778.4
Other (2)	2.2	5.4	1.6	18.0	33.6	60.8
Revenue	$904.6	$783.8	$781.3	$610.3	$33.6	$3,113.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$100.7	$—	$878.1	$673.2	$—	$1,652.0
Export	942.2	—	—	—	—	942.2
Total thermal	1,042.9	—	878.1	673.2	—	2,594.2
Metallurgical coal
Export	—	904.8	—	—	—	904.8
Total metallurgical	—	904.8	—	—	—	904.8
Other (2)	0.5	3.1	(0.1)	4.3	204.9	212.7
Revenue	$1,043.4	$907.9	$878.0	$677.5	$204.9	$3,711.7
(1)    Corporate and Other includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized gains on derivative contracts related to forecasted sales	$—	$—	$—	$159.0
Realized losses on derivative contracts related to forecasted sales	—	—	—	(80.9)
Revenue from physical sale of coal (3)	5.9	(10.4)	20.1	97.4
Trading revenue	—	(0.1)	—	—
Other (2)	4.4	3.8	13.5	29.4
Total Corporate and Other	$10.3	$(6.7)	$33.6	$204.9
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
Accounts Receivable
“Accounts receivable, net” at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Trade receivables, net	$245.9	$322.3
Miscellaneous receivables, net	58.3	67.4
Accounts receivable, net	$304.2	$389.7
None of the above receivables included allowances for credit losses at September 30, 2024 or December 31, 2023. No charges for credit losses were recognized during the three and nine months ended September 30, 2024 or 2023.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)     Inventories
“Inventories, net” as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Materials and supplies, net	$171.2	$153.0
Raw coal	116.4	105.6
Saleable coal	156.7	93.2
Inventories, net	$444.3	$351.8
Materials and supplies inventories, net presented above have been shown net of reserves of $5.1 million and $7.2 million as of September 30, 2024 and December 31, 2023, respectively.
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
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss (income) from equity affiliates”:

			Loss (Income) from Equity Affiliates
	Book Value at		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
	(Dollars in millions)
Equity method investment related to Middlemount	$47.3	$42.5	$(2.2)	$(8.2)	$(4.1)	$(14.9)
Equity method investment related to R3	6.6	7.1	4.3	2.6	11.2	5.2
Total equity method investments	$53.9	$49.6	$2.1	$(5.6)	$7.1	$(9.7)
R3
The Company contributed $10.8 million and $5.5 million to R3 during the nine months ended September 30, 2024 and 2023, respectively.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of September 30, 2024, the Company held average rate options with an aggregate notional amount of $531.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2025. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.74 over the nine-month period ending June 30, 2025. As of September 30, 2024, the Company also held purchased collars with an aggregate notional amount of $468.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending June 30, 2025. The purchased collars have a floor and ceiling of approximately $0.60 and $0.73, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of September 30, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held nominal financial trading contracts as of September 30, 2024.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company had asset derivatives comprised of foreign currency option contracts with a fair value of $6.4 million and $6.2 million, respectively. The net amount of asset derivatives is included in “Other current assets” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended September 30, 2024
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$3.6	$(0.1)	$3.7
Total		$3.6	$(0.1)	$3.7

		Three Months Ended September 30, 2023
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.7)	$(2.2)	$(0.5)
Financial trading contracts	Revenue	(0.1)	(19.7)	19.6
Total		$(2.8)	$(21.9)	$19.1

		Nine Months Ended September 30, 2024
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.1)	$(2.5)	$0.4
Total		$(2.1)	$(2.5)	$0.4

		Nine Months Ended September 30, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(7.8)	$(7.9)	$0.1
Derivative contracts related to forecasted sales	Revenue	78.1	(80.9)	159.0
Financial trading contracts	Revenue	—	11.5	(11.5)
Total		$70.3	$(77.3)	$147.6
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the hierarchy of the Company’s net asset positions for which fair value is measured on a recurring basis.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.4	$—	$6.4
Equity securities	0.8	—	—	0.8
Total net assets	$0.8	$6.4	$—	$7.2

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.2	$—	$6.2
Equity securities	0.4	—	—	0.4
Total net assets	$0.4	$6.2	$—	$6.6
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2024 and December 31, 2023:
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

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Total debt at par value	$345.1	$342.3
Less: Unamortized debt issuance costs	(6.6)	(8.1)
Net carrying amount	$338.5	$334.2

Estimated fair value	$501.3	$483.9
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
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2024 and 2023. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2024 and December 31, 2023 is set forth in the table below:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Land and coal interests	$2,624.4	$2,475.2
Buildings and improvements	658.1	647.6
Machinery and equipment	2,021.4	1,787.6
Less: Accumulated depreciation, depletion and amortization	(2,290.4)	(2,066.3)
Property, plant, equipment and mine development, net	$3,013.5	$2,844.1
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $207 million at September 30, 2024 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the nine months ended September 30, 2024 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provisions of $25.7 million and $46.5 million for the three months ended September 30, 2024 and 2023, respectively, included a tax provision of $1.0 million and a tax benefit of $3.3 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provisions of $85.2 million and $238.7 million for the nine months ended September 30, 2024 and 2023, respectively, included tax benefits of $2.9 million and $2.6 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s estimated full year pretax income is expected to be generated in Australia and the U.S. Due to existing valuation allowances, the income tax expense will primarily be related to the Australian income.
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. No penalties or interest were recognized during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company’s net unrecognized tax benefits decreased by $1.3 million and its gross interest and penalties decreased by $6.1 million due to expiration of statutes.
(9)     Long-term Debt
The Company’s total indebtedness as of September 30, 2024 and December 31, 2023 consisted of the following:

Debt Instrument (defined below, as applicable)	September 30, 2024	December 31, 2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	25.1	22.3
Less: Debt issuance costs	(6.6)	(8.1)
	338.5	334.2
Less: Current portion of long-term debt	14.8	13.5
Long-term debt	$323.7	$320.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective February 21, 2024, the conversion rate was increased to 51.0440 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.59 per share. Under the applicable conversion rate formula, the cumulative $0.150 per share dividends declared and paid during the six months ended September 30, 2024 yielded a revised conversion rate of 51.3840 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 51.0440. The conversion rate may be impacted prospectively, based upon cumulative dividends paid. The conversion rate is also subject to further adjustment under certain circumstances in accordance with the terms of the indenture.
During the first three quarters of 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second or third quarters of 2024, and will not be similarly convertible during the fourth quarter of 2024.
As of September 30, 2024, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $116.4 million.
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
As of September 30, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $98.6 million outstanding as of September 30, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $221.4 million at September 30, 2024.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
2028 Convertible Notes	$2.6	$2.6	$7.8	$7.8
Finance lease obligations	0.4	0.4	1.3	1.4
Financial assurance instruments	5.8	8.9	20.7	28.9
Amortization of debt issuance costs	0.6	0.7	4.0	2.9
Receivables securitization program	0.5	0.9	1.9	2.8
Capitalized interest	(2.7)	—	(4.4)	—
Other	2.5	0.3	3.8	1.7
Interest expense, net of capitalized interest	$9.7	$13.8	$35.1	$45.5

Cash paid for interest, net of capitalized interest	$8.5	$14.8	$32.6	$56.7
Non-cash interest expense	$0.8	$0.7	$4.0	$4.0
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2024.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension cost included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.1	$0.1
Interest cost on projected benefit obligation	1.7	3.6	4.9	18.4
Expected return on plan assets	(1.3)	(3.1)	(3.7)	(16.3)
Net periodic pension cost	$0.5	$0.6	$1.3	$2.2
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Annual contributions to the remaining qualified plan are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of September 30, 2024, the Company’s remaining qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any cash contributions to its remaining qualified pension plan in 2024 based on minimum funding requirements and does not expect to make any discretionary cash contributions in 2024.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.3	$0.4
Interest cost on accumulated postretirement benefit obligation	2.3	2.6	6.9	7.6
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.4)
Amortization of prior service credit	(13.3)	(13.5)	(39.8)	(40.3)
Net periodic postretirement benefit credit	$(11.0)	$(10.9)	$(32.9)	$(32.7)
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for the three and nine months ended September 30, 2024 and 2023 because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$112.5	$128.8	$369.0	$617.0
Less: Net income attributable to noncontrolling interests	10.2	11.4	25.4	49.3
Income from continuing operations attributable to common stockholders	102.3	117.4	343.6	567.7
(Loss) income from discontinued operations, net of income taxes	(1.0)	2.5	(3.3)	(0.1)
Net income attributable to common stockholders	$101.3	$119.9	$340.3	$567.6

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$112.5	$128.8	$369.0	$617.0
Add: Tax adjusted interest expense related to 2028 Convertible Notes	3.1	3.0	9.2	9.1
Less: Net income attributable to noncontrolling interests	10.2	11.4	25.4	49.3
Income from continuing operations attributable to common stockholders	105.4	120.4	352.8	576.8
(Loss) income from discontinued operations, net of income taxes	(1.0)	2.5	(3.3)	(0.1)
Net income attributable to common stockholders	$104.4	$122.9	$349.5	$576.7

EPS denominator:
Weighted average shares outstanding — basic	124.9	133.2	126.3	140.0
Dilutive impact of share-based compensation awards	0.4	0.6	0.5	0.6
Dilutive impact of 2028 Convertible Notes	16.3	16.1	16.3	16.1
Weighted average shares outstanding — diluted	141.6	149.9	143.1	156.7

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.82	$0.88	$2.72	$4.06
(Loss) income from discontinued operations	(0.01)	0.02	(0.03)	(0.01)
Net income attributable to common stockholders	$0.81	$0.90	$2.69	$4.05

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.74	$0.80	$2.47	$3.68
(Loss) income from discontinued operations	—	0.02	(0.03)	—
Net income attributable to common stockholders	$0.74	$0.82	$2.44	$3.68
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$932.2	$107.7	$1,039.9
Letters of credit (2)	55.2	103.8	159.0
	987.4	211.5	1,198.9
Less: Letters of credit in support of surety bonds (3)	(55.2)	(12.4)	(67.6)
Obligations supported, net	$932.2	$199.1	$1,131.3
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
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount will vary prospectively as bonding levels increase or decrease. The amendment extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $507.3 million at September 30, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at September 30, 2024.
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
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023. The Company recorded early debt extinguishment losses of $8.8 million during the nine months ended September 30, 2023, primarily as a result of the February 2023 amendment and subsequent termination.
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
At September 30, 2024, the Company had no outstanding borrowings and $60.4 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $95.6 million at September 30, 2024. The Company was not required to post cash collateral under the Securitization Program at September 30, 2024.
The Company incurred interest and fees associated with the Securitization Program of $0.5 million and $0.9 million during the three months ended September 30, 2024 and 2023, respectively, and $1.9 million and $2.8 million during the nine months ended September 30, 2024 and 2023, respectively, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At September 30, 2024, letters of credit of $116.6 million were outstanding under the agreement, which were collateralized by cash of $120.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the nine months ended September 30, 2024, the Company capitalized $1.4 million of debt issuance costs related to these bank guarantee facilities. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At September 30, 2024, the bank guarantee facilities were backed by cash of $187.9 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash and Collateral
The following table summarizes the Company’s “Restricted cash and collateral” in the accompanying condensed consolidated balance sheets. Restricted cash balances are held in controlled accounts with minimum balance requirements; withdrawals are subject to the approval of account beneficiaries, such as the Company’s surety providers, who have perfected security interests in the funds. The Company’s other cash collateral generally includes deposits held by regulatory authorities or financial institutions over which the Company has no control or ability to access. Portions of the restricted cash balances and deposits are held in accounts denominated in Australian dollars.

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$397.6	$444.0
Credit support facilities (2) (3)	308.0	236.9
	705.6	680.9
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	133.4	276.7
	133.4	276.7
Restricted cash and collateral	$839.0	$957.6
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
(3)    At September 30, 2024, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $271 million and $192 million, respectively. At December 31, 2023, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $95 million and $404 million, respectively.
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2024, purchase commitments for capital expenditures were $81.3 million, all of which is obligated within the next 12 months.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site resulted in stormwater being discharged from the mine site on several occasions in 2021 and 2022. On September 6, 2023, the Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 relating to the stormwater discharges. On March 15, 2024, the Company pled guilty to two of the charges related to water pollution, and two charges related to a failure to adequately maintain plant and equipment were consolidated into one charge to which the Company also pled guilty. No plea has been entered for the remaining charge that has been held over to a sentencing hearing that is scheduled for November 2024. Penalties will be determined at that sentencing hearing. During the nine months ended September 30, 2024, the Company recorded an immaterial provision to establish a current liability that the Company believes is probable and reasonably estimable.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Revenue:
Seaborne Thermal	$313.2	$297.4	$904.6	$1,043.4
Seaborne Metallurgical	242.5	247.0	783.8	907.9
Powder River Basin	305.3	313.0	781.3	878.0
Other U.S. Thermal	216.7	228.2	610.3	677.5
Corporate and Other	10.3	(6.7)	33.6	204.9
Total	$1,088.0	$1,078.9	$3,113.6	$3,711.7

Adjusted EBITDA:
Seaborne Thermal	$120.0	$115.5	$318.2	$477.0
Seaborne Metallurgical	27.8	78.6	219.7	271.9
Powder River Basin	51.7	54.1	85.9	116.1
Other U.S. Thermal	28.4	49.1	110.3	165.2
Corporate and Other	(3.1)	(27.3)	(39.1)	(11.4)
Total	$224.8	$270.0	$695.0	$1,018.8
A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income from continuing operations, net of income taxes	$112.5	$128.8	$369.0	$617.0
Depreciation, depletion and amortization	84.7	82.3	247.4	239.2
Asset retirement obligation expenses	12.9	15.4	38.7	46.3
Restructuring charges	1.9	0.9	2.1	3.0
Asset impairment	—	—	—	2.0
Provision for NARM and Shoal Creek losses	—	3.3	3.7	37.0
Shoal Creek insurance recovery - property damage	—	—	(28.7)	—
Changes in amortization of basis difference related to equity affiliates	(0.4)	(0.5)	(1.1)	(1.2)
Interest expense, net of capitalized interest	9.7	13.8	35.1	45.5
Net loss on early debt extinguishment	—	—	—	8.8
Interest income	(17.7)	(20.3)	(53.7)	(56.5)
Unrealized gains on derivative contracts related to forecasted sales	—	—	—	(159.0)
Unrealized (gains) losses on foreign currency option contracts	(3.7)	0.5	(0.4)	(0.1)
Take-or-pay contract-based intangible recognition	(0.8)	(0.7)	(2.3)	(1.9)
Income tax provision	25.7	46.5	85.2	238.7
Adjusted EBITDA	$224.8	$270.0	$695.0	$1,018.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) Other Events
Share Repurchases
During the three and nine months ended September 30, 2024, the Company repurchased approximately 4.5 million shares and 7.7 million shares, respectively, of its common stock for $100.0 million and $180.5 million, respectively, including commission fees. The Company had accrued excise taxes of $5.0 million related to share repurchases, which were unpaid at September 30, 2024. The Company includes commission fees and excise taxes, as incurred, with the cost of treasury stock. At September 30, 2024, $469.6 million remained available under its share repurchase program.
Wards Well Acquisition
The Company entered into a definitive agreement dated October 26, 2023, to acquire the southern part of the Wards Well tenements (Wards Well) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition, which was accounted for as an asset acquisition, was completed on April 16, 2024. The acquired asset was measured at the cost of the acquisition based on the total consideration, allocated on the basis of relative fair value. The total consideration of $153.4 million, consisting of cash consideration of $134.4 million, cash transaction costs of $9.4 million and the non-cash settlement of existing receivables with the acquiree of $9.6 million, was recorded in “Property, plant, equipment and mine development, net” in the condensed consolidated balance sheets as of September 30, 2024.
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
North Antelope Rochelle Mine Tornado
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the three and nine months ended September 30, 2023, the Company recorded a provision for loss of $3.3 million and $8.3 million, respectively, related to the tornado damage. The combined provision includes $4.0 million for materials and supplies inventories, $1.0 million for buildings and equipment and $3.3 million for incremental repair costs. During the nine months ended September 30, 2024, the Company recorded $3.7 million for incremental repair costs related to the tornado damage. During the three months ended September 30, 2024, the Company did not record a provision related to the tornado damage.
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
In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement with its insurers and various re-insurers and recognized a $109.5 million insurance recovery which the Company included in its results of operations during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company collected $103.8 million of the insurance recovery. The Company classified $10.9 million of the recovery within the “Cash Flows From Investing Activities” section of the unaudited condensed consolidated statements of cash flows since this portion of the recovery related to equipment damage for which the Company previously recognized the provision for loss. The remaining $5.7 million of the insurance recovery was recorded as a receivable within “Accounts receivable, net” in the condensed consolidated balance sheets as of September 30, 2024 and was subsequently collected in October 2024.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Port and Rail Capacity Assignment
During the nine months ended September 30, 2023, the Company entered into an agreement to assign the right to its excess port and rail capacity related to its Centurion Mine to an unrelated party in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half was payable in June 2024, subject to certain conditions. In connection with the transaction, the Company recorded revenue of $19.2 million during the nine months ended September 30, 2023. In association with the completion of the Wards Well acquisition described above, the remaining receivable was settled as part of the consideration on April 16, 2024.

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q, Item 1A. “Risk Factors” of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the SEC on August 8, 2024 and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2023, the Company produced and sold 126.7 million and 126.2 million tons of coal, respectively, from continuing operations. At September 30, 2024, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to its mining operations, the Company markets and brokers coal from other coal producers; trades coal and freight-related contracts; and since 2022, is partnered in a joint venture with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage.
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
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended September 30, 2024 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2024 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2024 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	September 30, 2024	November 4, 2024
Premium HCC (1)	$258.00	$180.00	$210.67	$204.75	$203.00
Premium PCI coal (1)	200.00	140.00	174.20	147.00	160.00
Newcastle index thermal coal (1)	150.05	132.81	140.80	140.56	145.88
API 5 index thermal coal (1)	88.68	86.41	87.45	88.68	90.50
PRB 8,800 Btu/Lb coal (2)	13.90	13.70	13.84	13.90	14.00
Illinois Basin 11,500 Btu/Lb coal (2)	41.75	40.00	41.12	41.00	42.75
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining continue to be impacted by the ongoing Russian-Ukrainian conflict. As future developments related to the Russian-Ukrainian conflict and geopolitical instability in key energy producing regions are unknown, the global coal industry data for the nine months ended September 30, 2024 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, coking coal prices have retreated from a high base during the nine months ended September 30, 2024. Parts of the global steel market have reported tepid demand and thin profit margins during this period, restricting demand growth for metallurgical coal. In China, continued weakness in the property sector has contributed to lower domestic steel demand and steel production in 2024 and has also supported increased steel exports. The increased availability of competitively priced Chinese imports has pressured steel margins for steel producers in other countries, although India has recorded year-over-year production growth due to its increased domestic consumption. Meanwhile, global supply of coking coal has been relatively stable during the nine months ended September 30, 2024, and has met global demand despite various disruption events, such as a fire at the Grosvenor Mine in Australia and shipping interruptions at the U.S.’s Baltimore, Maryland port. In the PCI segment, prices were initially under pressure early in the year with a wide discount to coking coal caused in part by reduced steel making productivity targets under thin margin conditions. PCI relativities to coking coal have since improved. In September 2024, increased government stimulus activity in China has supported an uptick in Chinese ferrous futures prices, which has in turn contributed to improved spot pricing for seaborne metallurgical coal. In the coming period, seasonal restocking patterns and ongoing economic stimulus may lend support to metallurgical coal pricing. Overall, the market for metallurgical coal remains finely balanced and exposed to volatility, influenced by the rate of exports from Australia and economic performance in China, India and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices continued to remain stable during the nine months ended September 30, 2024, driven by healthy supply meeting elevated demand in Asian markets. In China, overall total generation demand has been elevated while domestic coal production has remained relatively flat, which has driven stronger coal import demand year-over-year through the nine months ended September 30, 2024. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Looking ahead, global thermal coal markets remain turbulent amid tighter supply ahead of winter restocking requirements in the Northern Hemisphere, as well as volatile global natural gas markets.
In the U.S., overall electricity demand increased approximately 3% year-over-year. Through the nine months ended September 30, 2024, electricity generation from thermal coal has decreased year-over-year driven by continued low natural gas prices and stronger renewable generation. Coal’s share of electricity generation has declined to approximately 15% for the nine months ended September 30, 2024, while wind and solar’s combined generation share is at 17% and the share of natural gas generation has remained level at 43%. U.S. coal inventories have declined through September 30, 2024, resulting in stockpiles declining more than 10 million tons below levels seen at the end of 2023. During the nine months ended September 30, 2024, utility consumption of PRB coal has declined compared to the prior year period.
Centurion Mine
Peabody’s redevelopment of the Centurion Mine, an underground longwall metallurgical coal mine in Queensland, Australia, continues to advance as planned. Through September 30, 2024, two continuous miners units have been commissioned, the first development coal was produced and the first coal was washed. The first coal shipment from the Centurion Mine is expected in the fourth quarter of 2024, and the Company is targeting the commencement of longwall production in the first quarter of 2026. Approximately $250 million of the $489 million of capital expenditures to reach longwall production has been completed as of September 30, 2024.
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

In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement with its insurers and various re-insurers and recognized a $109.5 million insurance recovery which the Company included in its results of operations during the nine months ended September 30, 2024.
Results of Operations
Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023
Summary
The decrease in income from continuing operations, net of income taxes for the three months ended September 30, 2024 compared to the same period in the prior year ($16.3 million) was driven by higher operating costs and expenses ($42.1 million), partially offset by a lower year-over-year provision for taxes ($20.8 million) and higher revenue ($9.1 million) due to higher seaborne thermal coal pricing.
The decrease in income from continuing operations, net of income taxes for the nine months ended September 30, 2024 compared to the same period in the prior year ($248.0 million) was driven by lower revenue ($598.1 million) due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year, lower seaborne coal pricing and volume decreases in the U.S. thermal segments. This unfavorable variance was partially offset by a lower tax provision ($153.5 million), the current year insurance recovery related to the 2023 event at the Shoal Creek Mine ($109.5 million), lower operating costs and expenses ($48.4 million) and a lower year-over-year provision for losses at the NARM and Shoal Creek Mines ($33.3 million).
Adjusted EBITDA for the three and nine months ended September 30, 2024 reflected year-over-year decreases of $45.2 million and $323.8 million, respectively.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended September 30,		(Decrease) Increase to Volumes		Nine Months Ended September 30,		Increase (Decrease) to Volumes
	2024	2023	Tons	%	2024	2023	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	4.1	4.2	(0.1)	(2)%	12.2	11.8	0.4	3%
Seaborne Metallurgical	1.7	1.5	0.2	13%	5.1	4.8	0.3	6%
Powder River Basin	22.1	22.7	(0.6)	(3)%	56.6	63.6	(7.0)	(11)%
Other U.S. Thermal	4.0	4.2	(0.2)	(5)%	10.9	12.5	(1.6)	(13)%
Total tons sold from operating segments	31.9	32.6	(0.7)	(2)%	84.8	92.7	(7.9)	(9)%
Corporate and Other	—	—	—	n.m.	0.1	0.3	(0.2)	(67)%
Total tons sold	31.9	32.6	(0.7)	(2)%	84.9	93.0	(8.1)	(9)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		(Decrease) Increase
	2024	2023	$	%	2024	2023	$	%
Revenue per Ton (1)
Seaborne Thermal	$76.21	$71.38	$4.83	7%	$73.99	$89.06	$(15.07)	(17)%
Seaborne Metallurgical	144.60	162.02	(17.42)	(11)%	154.31	189.50	(35.19)	(19)%
Powder River Basin	13.84	13.79	0.05	—%	13.82	13.80	0.02	—%
Other U.S. Thermal	53.52	53.89	(0.37)	(1)%	55.92	54.12	1.80	3%
Costs per Ton (1)(2)
Seaborne Thermal	$47.01	$43.68	$3.33	8%	$47.96	$48.35	$(0.39)	(1)%
Seaborne Metallurgical	128.04	110.38	17.66	16%	126.98	132.74	(5.76)	(4)%
Powder River Basin	11.50	11.41	0.09	1%	12.30	11.98	0.32	3%
Other U.S. Thermal	46.50	42.28	4.22	10%	45.81	40.92	4.89	12%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$29.20	$27.70	$1.50	5%	$26.03	$40.71	$(14.68)	(36)%
Seaborne Metallurgical	16.56	51.64	(35.08)	(68)%	27.33	56.76	(29.43)	(52)%
Powder River Basin	2.34	2.38	(0.04)	(2)%	1.52	1.82	(0.30)	(16)%
Other U.S. Thermal	7.02	11.61	(4.59)	(40)%	10.11	13.20	(3.09)	(23)%
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
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended September 30,		Increase (Decrease) to Revenue		Nine Months Ended September 30,		Decrease to Revenue
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$313.2	$297.4	$15.8	5%	$904.6	$1,043.4	$(138.8)	(13)%
Seaborne Metallurgical	242.5	247.0	(4.5)	(2)%	783.8	907.9	(124.1)	(14)%
Powder River Basin	305.3	313.0	(7.7)	(2)%	781.3	878.0	(96.7)	(11)%
Other U.S. Thermal	216.7	228.2	(11.5)	(5)%	610.3	677.5	(67.2)	(10)%
Corporate and Other	10.3	(6.7)	17.0	254%	33.6	204.9	(171.3)	(84)%
Revenue	$1,088.0	$1,078.9	$9.1	1%	$3,113.6	$3,711.7	$(598.1)	(16)%
Seaborne Thermal. Segment revenue increased during the three months ended September 30, 2024 compared to the same period in the prior year due to favorable mix variances. Segment revenue decreased during the nine months ended September 30, 2024 compared to the same period in the prior year due to unfavorable realized prices ($214.2 million), partially offset by favorable export volume ($75.4 million).
Seaborne Metallurgical. Segment revenue decreased during the three and nine months ended September 30, 2024 compared to the same periods in the prior year due to unfavorable realized prices ($28.1 million and $195.1 million, respectively), partially offset by favorable volume and mix variances ($23.6 million and $71.0 million, respectively).

Powder River Basin. Segment revenue decreased during the three months ended September 30, 2024 compared to the same period in the prior year due to unfavorable volume. Segment revenue decreased during the nine months ended September 30, 2024 compared to the same period in the prior year due to unfavorable volume ($91.5 million) resulting from decreased demand driven by low natural gas pricing and mild weather and unfavorable realized prices ($6.7 million), partially offset by increased revenue from sales contract cancellation settlements.
Other U.S. Thermal. Segment revenue decreased during the three months ended September 30, 2024 compared to the same period in the prior year primarily due to unfavorable realized prices ($10.9 million) due in part to mix variances. Segment revenue decreased during the nine months ended September 30, 2024 compared to the same period in the prior year due to unfavorable volume ($71.9 million) resulting from decreased demand driven by low natural gas pricing and mild weather and unfavorable realized prices ($10.0 million), partially offset by increased revenue from sales contract cancellation settlements ($14.7 million).
Corporate and Other. Segment revenue increased during the three months ended September 30, 2024 compared to the same period in the prior year due to favorable results from trading activities ($16.4 million). Segment revenue decreased during the nine months ended September 30, 2024 compared to the same period in the prior year due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year ($159.0 million) as all derivative contracts settled in 2023 and prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA		Nine Months Ended September 30,		Decrease to Segment Adjusted EBITDA
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$120.0	$115.5	$4.5	4%	$318.2	$477.0	$(158.8)	(33)%
Seaborne Metallurgical	27.8	78.6	(50.8)	(65)%	219.7	271.9	(52.2)	(19)%
Powder River Basin	51.7	54.1	(2.4)	(4)%	85.9	116.1	(30.2)	(26)%
Other U.S. Thermal	28.4	49.1	(20.7)	(42)%	110.3	165.2	(54.9)	(33)%
Corporate and Other	(3.1)	(27.3)	24.2	89%	(39.1)	(11.4)	(27.7)	(243)%
Adjusted EBITDA (1)	$224.8	$270.0	$(45.2)	(17)%	$695.0	$1,018.8	$(323.8)	(32)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA increased during the three months ended September 30, 2024 compared to the same period in the prior year due to favorable mix variances, partially offset by lower realized prices net of sales price sensitive costs. Segment Adjusted EBITDA decreased during the nine months ended September 30, 2024 compared to the same period in the prior year as a result of lower realized prices net of sales price sensitive costs ($203.3 million), partially offset by favorable volume and mix variances ($39.3 million).
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three months ended September 30, 2024 compared to the same period in the prior year due to unfavorable operational costs ($42.2 million) and lower realized prices net of sales price sensitive costs ($26.4 million). These decreases were offset by favorable volume ($20.9 million). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2024 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($164.5 million) and unfavorable operational costs ($92.7 million). These decreases were offset by favorable volume ($104.0 million) driven by increased production from the Shoal Creek Mine following the fire in the first quarter of 2023, despite the lock outages during 2024; and the Shoal Creek insurance recovery ($80.8 million) further discussed in Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements

Powder River Basin. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2024 compared to the same periods in the prior year due to increased lease spend ($4.6 million and $10.0 million, respectively), unfavorable volume ($4.0 million and $49.3 million, respectively) and increased overburden removal costs ($3.6 million and $10.9 million, respectively). These decreases were offset by favorable commodity pricing ($7.7 million and $15.6 million, respectively) and lower costs for materials, services, repairs and labor ($6.3 million and $28.5 million, respectively).
Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2024 compared to the same periods in the prior year due to unfavorable volume ($12.2 million and $52.4 million, respectively), lower realized prices net of sales price sensitive costs ($10.5 million and $11.1 million, respectively) and higher costs for materials, services, repairs and labor ($3.7 million and $10.2 million, respectively). These decreases were offset by favorable mine sequencing ($3.5 million and $16.0 million, respectively) and increased sales contract cancellation settlements ($1.6 million and $14.7 million, respectively).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended September 30,		(Decrease) Increase to Adjusted EBITDA		Nine Months Ended September 30,		(Decrease) Increase to Adjusted EBITDA
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$1.8	$7.7	$(5.9)	(77)%	$2.9	$13.7	$(10.8)	(79)%
Resource management activities (2)	2.2	3.1	(0.9)	(29)%	16.5	11.4	5.1	45%
Selling and administrative expenses	(20.6)	(21.5)	0.9	4%	(64.7)	(66.0)	1.3	2%
Other items, net (3)	13.5	(16.6)	30.1	181%	6.2	29.5	(23.3)	(79)%
Corporate and Other Adjusted EBITDA	$(3.1)	$(27.3)	$24.2	89%	$(39.1)	$(11.4)	$(27.7)	(243)%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference.
(2)Includes gains (losses) on certain surplus coal reserve, coal resource and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, results from the Company’s equity method investment in R3 Renewables LLC, costs associated with suspended operations including the Centurion Mine, the impact of foreign currency remeasurement and expenses related to the Company’s other commercial activities.
Corporate and Other Adjusted EBITDA increased during the three months ended September 30, 2024 compared to the same period in the prior year due to the favorable net impact of foreign currency rate changes ($17.1 million) and favorable trading results ($14.4 million), partially offset by unfavorable variances in Middlemount’s results driven by lower sales volume and pricing.
Corporate and Other Adjusted EBITDA decreased during the nine months ended September 30, 2024 compared to the same period in the prior year due to prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($19.2 million) as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements; unfavorable trading results ($11.1 million); and unfavorable variances in Middlemount’s results driven by lower sales volume and pricing. These decreases were partially offset by the favorable net impact of foreign currency rate changes ($11.6 million).

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$224.8	$270.0	$(45.2)	(17)%	$695.0	$1,018.8	$(323.8)	(32)%
Depreciation, depletion and amortization	(84.7)	(82.3)	(2.4)	(3)%	(247.4)	(239.2)	(8.2)	(3)%
Asset retirement obligation expenses	(12.9)	(15.4)	2.5	16%	(38.7)	(46.3)	7.6	16%
Restructuring charges	(1.9)	(0.9)	(1.0)	(111)%	(2.1)	(3.0)	0.9	30%
Asset impairment	—	—	—	n.m.	—	(2.0)	2.0	100%
Provision for NARM and Shoal Creek losses	—	(3.3)	3.3	100%	(3.7)	(37.0)	33.3	90%
Shoal Creek insurance recovery - property damage	—	—	—	n.m.	28.7	—	28.7	n.m.
Changes in amortization of basis difference related to equity affiliates	0.4	0.5	(0.1)	(20)%	1.1	1.2	(0.1)	(8)%
Interest expense, net of capitalized interest	(9.7)	(13.8)	4.1	30%	(35.1)	(45.5)	10.4	23%
Net loss on early debt extinguishment	—	—	—	n.m.	—	(8.8)	8.8	100%
Interest income	17.7	20.3	(2.6)	(13)%	53.7	56.5	(2.8)	(5)%
Unrealized gains on derivative contracts related to forecasted sales	—	—	—	n.m.	—	159.0	(159.0)	(100)%
Unrealized gains (losses) on foreign currency option contracts	3.7	(0.5)	4.2	840%	0.4	0.1	0.3	300%
Take-or-pay contract-based intangible recognition	0.8	0.7	0.1	14%	2.3	1.9	0.4	21%
Income tax provision	(25.7)	(46.5)	20.8	45%	(85.2)	(238.7)	153.5	64%
Income from continuing operations, net of income taxes	$112.5	$128.8	$(16.3)	(13)%	$369.0	$617.0	$(248.0)	(40)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(33.4)	$(26.1)	$(7.3)	(28)%	$(89.7)	$(77.5)	$(12.2)	(16)%
Seaborne Metallurgical	(19.5)	(23.1)	3.6	16%	(64.2)	(67.1)	2.9	4%
Powder River Basin	(14.6)	(13.3)	(1.3)	(10)%	(39.9)	(35.6)	(4.3)	(12)%
Other U.S. Thermal	(16.3)	(17.9)	1.6	9%	(46.9)	(52.7)	5.8	11%
Corporate and Other	(0.9)	(1.9)	1.0	53%	(6.7)	(6.3)	(0.4)	(6)%
Total	$(84.7)	$(82.3)	$(2.4)	(3)%	$(247.4)	$(239.2)	$(8.2)	(3)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Seaborne Thermal	$2.18	$2.14	$2.12	$2.13
Seaborne Metallurgical	1.68	2.29	2.30	2.06
Powder River Basin	0.33	0.31	0.35	0.31
Other U.S. Thermal	1.55	1.23	1.59	1.25
The changes in the weighted-average depletion rate per ton for both the Seaborne Metallurgical and the Other U.S. Thermal segments during the three and nine months ended September 30, 2024 compared to the same periods in the prior year reflect the impact of volume and mix variances across the segments.
Provision for NARM and Shoal Creek Losses. The provision recorded during the prior year periods was for losses related to the events at the NARM and Shoal Creek Mines, as discussed in Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Incremental repair costs related to the tornado damage at NARM were recorded during the current year.
Shoal Creek Insurance Recovery - Property Damage. During June 2024, the Company reached a settlement with its insurers and various re-insurers related to the Shoal Creek losses and recorded a $109.5 million insurance recovery, as discussed in Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery, which consisted of $28.7 million recognized during the year ended December 31, 2023. The remaining $80.8 million, applicable to incremental costs and business interruption recoveries, is included in Adjusted EBITDA for the nine months ended September 30, 2024.
Interest Expense, Net of Capitalized Interest. The decrease in expense during the three and nine months ended September 30, 2024 compared to the same periods in the prior year was driven by lower interest and fees for financial assurance instruments and the capitalization of interest related to the redevelopment of the Centurion Mine.
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
Income Tax Provision. The decrease in the income tax provision during the three and nine months ended September 30, 2024 compared to the same periods in the prior year was primarily due to lower pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended September 30,		Decrease to Income		Nine Months Ended September 30,		Decrease to Income
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$112.5	$128.8	$(16.3)	(13)%	$369.0	$617.0	$(248.0)	(40)%
(Loss) income from discontinued operations, net of income taxes	(1.0)	2.5	(3.5)	(140)%	(3.3)	(0.1)	(3.2)	(3,200)%
Net income	111.5	131.3	(19.8)	(15)%	365.7	616.9	(251.2)	(41)%
Less: Net income attributable to noncontrolling interests	10.2	11.4	(1.2)	(11)%	25.4	49.3	(23.9)	(48)%
Net income attributable to common stockholders	$101.3	$119.9	$(18.6)	(16)%	$340.3	$567.6	$(227.3)	(40)%
(Loss) Income from Discontinued Operations, Net of Income Taxes. The decrease in the results from discontinued operations, net of income taxes during the three and nine months ended September 30, 2024 compared to the same periods in the prior year was primarily due to the prior year gain recognized on the settlement of the Patriot federal black lung liabilities.
Net Income Attributable to Noncontrolling Interests. The decrease in the results attributable to noncontrolling interests during the three and nine months ended September 30, 2024 compared to the same periods in the prior year was primarily due to a decline in the financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended September 30,		Decrease to EPS		Nine Months Ended September 30,		Decrease to EPS
	2024	2023	$	%	2024	2023	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.74	$0.80	$(0.06)	(8)%	$2.47	$3.68	$(1.21)	(33)%
(Loss) income from discontinued operations	—	0.02	(0.02)	(100)%	(0.03)	—	(0.03)	n.m.
Net income attributable to common stockholders	$0.74	$0.82	$(0.08)	(10)%	$2.44	$3.68	$(1.24)	(34)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 141.6 million and 149.9 million for the three months ended September 30, 2024 and 2023, respectively, and 143.1 million and 156.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income from continuing operations, net of income taxes	$112.5	$128.8	$369.0	$617.0
Depreciation, depletion and amortization	84.7	82.3	247.4	239.2
Asset retirement obligation expenses	12.9	15.4	38.7	46.3
Restructuring charges	1.9	0.9	2.1	3.0
Asset impairment	—	—	—	2.0
Provision for NARM and Shoal Creek losses	—	3.3	3.7	37.0
Shoal Creek insurance recovery - property damage	—	—	(28.7)	—
Changes in amortization of basis difference related to equity affiliates	(0.4)	(0.5)	(1.1)	(1.2)
Interest expense, net of capitalized interest	9.7	13.8	35.1	45.5
Net loss on early debt extinguishment	—	—	—	8.8
Interest income	(17.7)	(20.3)	(53.7)	(56.5)
Unrealized gains on derivative contracts related to forecasted sales	—	—	—	(159.0)
Unrealized (gains) losses on foreign currency option contracts	(3.7)	0.5	(0.4)	(0.1)
Take-or-pay contract-based intangible recognition	(0.8)	(0.7)	(2.3)	(1.9)
Income tax provision	25.7	46.5	85.2	238.7
Total Adjusted EBITDA	$224.8	$270.0	$695.0	$1,018.8
Total Reporting Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating costs and expenses	$845.8	$803.7	$2,463.9	$2,512.3
Unrealized gains (losses) on foreign currency option contracts	3.7	(0.5)	0.4	0.1
Take-or-pay contract-based intangible recognition	0.8	0.7	2.3	1.9
Net periodic benefit credit, excluding service cost	(10.1)	(10.0)	(30.4)	(29.4)
Total Reporting Segment Costs	$840.2	$793.9	$2,436.2	$2,484.9

The following table presents Total Reporting Segment Costs by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Seaborne Thermal	$193.2	$181.9	$586.4	$566.4
Seaborne Metallurgical	214.7	168.4	644.9	636.0
Powder River Basin	253.6	258.9	695.4	761.9
Other U.S. Thermal	188.3	179.1	500.0	512.3
Corporate and Other	(9.6)	5.6	9.5	8.3
Total Reporting Segment Costs	$840.2	$793.9	$2,436.2	$2,484.9
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment (excluding insurance recoveries), respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Reporting Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.1	1.7	22.1	4.0

Revenue	$313.2	$242.5	$305.3	$216.7
Total Reporting Segment Costs	193.2	214.7	253.6	188.3
Adjusted EBITDA	$120.0	$27.8	$51.7	$28.4

Revenue per Ton	$76.21	$144.60	$13.84	$53.52
Costs per Ton	47.01	128.04	11.50	46.50
Adjusted EBITDA Margin per Ton	$29.20	$16.56	$2.34	$7.02

	Three Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.2	1.5	22.7	4.2

Revenue	$297.4	$247.0	$313.0	$228.2
Total Reporting Segment Costs	181.9	168.4	258.9	179.1
Adjusted EBITDA	$115.5	$78.6	$54.1	$49.1

Revenue per Ton	$71.38	$162.02	$13.79	$53.89
Costs per Ton	43.68	110.38	11.41	42.28
Adjusted EBITDA Margin per Ton	$27.70	$51.64	$2.38	$11.61

	Nine Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	12.2	5.1	56.6	10.9

Revenue	$904.6	$783.8	$781.3	$610.3
Total Reporting Segment Costs	586.4	644.9	695.4	500.0
Adjusted EBITDA, excluding Shoal Creek insurance recovery	$318.2	$138.9	$85.9	$110.3
Shoal Creek insurance recovery - business interruption	—	80.8	—	—
Adjusted EBITDA	$318.2	$219.7	$85.9	$110.3

Revenue per Ton	$73.99	$154.31	$13.82	$55.92
Costs per Ton	47.96	126.98	12.30	45.81
Adjusted EBITDA Margin per Ton	$26.03	$27.33	$1.52	$10.11

	Nine Months Ended September 30, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	11.8	4.8	63.6	12.5

Revenue	$1,043.4	$907.9	$878.0	$677.5
Total Reporting Segment Costs	566.4	636.0	761.9	512.3
Adjusted EBITDA	$477.0	$271.9	$116.1	$165.2

Revenue per Ton	$89.06	$189.50	$13.80	$54.12
Costs per Ton	48.35	132.74	11.98	40.92
Adjusted EBITDA Margin per Ton	$40.71	$56.76	$1.82	$13.20
Available Free Cash Flow is defined as operating cash flow less investing cash flow and distributions to noncontrolling interests; plus/minus changes to restricted cash and collateral and other anticipated expenditures. See the table below for a reconciliation of Available Free Cash Flow to its most comparable measure under U.S. GAAP.

Nine Months Ended September 30, 2024
(Dollars in millions)
Net cash provided by operating activities	$486.7
- Net cash used in investing activities	(389.6)
- Distributions to noncontrolling interests	(34.8)
+/- Changes to restricted cash and collateral	(24.7)
- Anticipated expenditures or other requirements	—
Available Free Cash Flow	$37.6
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
Numerous legal challenges to the final rule were filed in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit). Sixteen separate petitions for review were filed, and the challengers include 25 states, utilities, mining companies (including Peabody), labor unions, trade organizations and other groups. The cases were consolidated under the case filed by North Dakota (D.C. Cir. No. 15-1381). Four additional cases were filed seeking review of the EPA’s denial of reconsideration petitions in a final action published in the May 6, 2016 Federal Register entitled “Reconsideration of Standards of Performance for Greenhouse Gas Emissions From New, Modified, and Reconstructed Stationary Sources: Electric Generating Units; Notice of final action denying petitions for reconsideration.” Pursuant to an order of the court, these cases remain in abeyance, subject to requirements for the EPA to file 90-day status reports.
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
The final rule is subject to numerous legal challenges that have been consolidated in the D.C. Circuit. Petitioners filed an emergency application for a stay of the rule with the U.S. Supreme Court which was denied in an order issued by the U.S. Supreme Court on October 16, 2024. In a statement respecting this denial, Justices Kavanaugh and Gorsuch expressed the view that the petitioners “have shown a strong likelihood of success on the merits as to at least some of their challenges” but because efforts to comply would not need to be initiated until June 2025, they would be “unlikely to suffer irreparable harm before the Court of Appeals for the D.C. Circuit decides the merits” of the pending litigation. Justice Thomas would have granted the application for a stay; the views of other Justices regarding the merits of the litigation are unknown. If the rule is ultimately affirmed and implemented by the EPA and states, it could have a substantial impact on the use of coal and natural gas for the generation of electricity.
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
Implementation of the rule for existing sources (accomplished through state implementation plans) was challenged in several U.S. Courts of Appeal, resulting in different court opinions and in requirements being implemented in some states, but stayed in others. On June 27, 2024, the U.S. Supreme Court issued a stay of the rule in 11 states pending the disposition of a petition for review of the rule in the D.C. Circuit and any subsequent timely petition for certiorari filed with and granted by the U.S. Supreme Court. The EPA subsequently issued a policy memorandum on August 5, 2024, that provides an administrative stay of the rule; the D.C. Circuit thereafter issued a partial remand of the rule to allow the EPA to respond to comments regarding the severability of the rule’s provisions.
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
On March 6, 2023, the EPA issued a final rule which reaffirmed its determination to regulate coal- and oil-fired EGUs under CAA section 112, including the regulation of HAPs from EGUs after considering cost. On April 24, 2023, the EPA proposed to amend the 2012 MATS rule and require an additional two-thirds reduction in the filterable PM emission of non-mercury HAP metals from existing coal-fired power plants and to reduce the mercury standard for lignite plants by 70%. On April 25, 2024, the EPA issued its final MATS rule which significantly tightens the filterable particulate matter (fPM) emissions limit for existing coal-fired EGU’s, lowering the standard from 0.030 lb/MMBtu to 0.010 lb/MMBtu.
Regional Haze. The CAA contains a national visibility goal for the “prevention of any future, and the remedying of any existing, impairment of visibility in Class I areas which impairment results from man-made air pollution.” The EPA promulgated comprehensive regulations in 1999 requiring all states to submit plans to address regional haze that could affect 156 national parks and wilderness areas, including requirements for certain sources to install the best available retrofit technology and for states to demonstrate “reasonable progress” towards meeting the national visibility goal. States are required to revise plans every 10 years. On March 29, 2024, the EPA published a proposed consent decree under which deadlines would be established for the EPA to take final action to approve, disapprove or conditionally approve, in whole or in part, state regional haze implementation plans for 34 states (at various dates from June 28, 2024 to December 31, 2026). The EPA subsequently filed a motion to approve the consent judgement in the U.S. District Court for the District of Columbia which was granted.
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
Regulatory Matters - Australia
Coal Mine Subsidence Compensation Amendment Act 2024 (NSW). On August 15, 2024, the Coal Mine Subsidence Compensation Amendment Act 2024 No. 48 (NSW) was passed into law. The amendment act amends the Coal Mine Subsidence Compensation Act 2017 No. 37 (NSW), implementing all nine recommendations of the 2023 statutory review. The amendments are designed to strengthen the compensation framework to ensure people affected by coal mine subsidence in New South Wales (NSW) can access compensation and support. The key amendments include extension of the chief executive’s powers to evacuate people from land they reasonably believe has been damaged as a result of subsidence and that may cause danger to a member of the public; make payment from the fund for temporary accommodation for people who have been evacuated; requirement of the Subsidence Advisory to assess claims as soon as reasonably practicable after receiving a compensation claim; limitation on claims if pre-mining inspection was required and refused by the claimant and addition of powers to direct pre-mining inspections; requiring information and documents from coalmine operators; and clarifying the roles of Subsidence Advisory and mine operators in the assessment and determination of claims.
Work Health and Safety Act 2011 (NSW). On June 4, 2024, the Work Health and Safety Amendment (Industrial Manslaughter) Bill 2024 (Bill) was introduced to the NSW Parliament. The Bill subsequently passed the NSW Parliament on June 20, 2024. The Bill amends the Work Health and Safety Act 2011 (NSW) (NSW WHS Act) to include the offense of industrial manslaughter. The offense will apply to a person conducting a business or undertaking (PCBU) or an officer of a PCBU who engages in conduct that constitutes a failure to comply with the person’s health and safety duty and causes the death of a worker or another individual to whom the duty is owed; and the person engages in conduct with gross negligence. The maximum penalty is $20 million Australian dollars for a body corporate or 25 years imprisonment for an individual. The Bill also provides for an alternative finding of guilt. That is, where a person is charged with industrial manslaughter, and on trial the court or jury is not satisfied that the person is guilty but is satisfied that the person is guilty of an offense against section 31 (Gross negligence or reckless conduct— Category 1) of the NSW WHS Act, the person may be found guilty and liable to punishment for that offense.
Environmental Protection (Powers and Penalties) and Other Legislation Amendment Act 2024 (QLD) (Powers and Penalties Act). On June 18, 2024, the Environmental Protection (Powers and Penalties) and Other Legislation Amendment Act 2024 (QLD) (Powers and Penalties Act) received assent. The Powers and Penalties Act amends the powers and penalties provisions of the Environmental Protection Act 1994 (EP Act), facilitates a more proactive approach to environmental risk management and ensures timely and effective regulatory responses to environmental harm. The key changes include the general environmental duty becoming an offense provision, an increase in maximum penalties and the consolidation of the various enforcement instruments presently available under the EP Act into a single Environmental Enforcement Order.

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
New South Wales Environmental. Under the NSW Environmental Planning and Assessment Act 1979 (EPA Act), environmental planning instruments must be considered when approving a mining project development application. Decision makers review the significance of a resource and the state and regional economic benefits of a proposed coal mine when considering a development application on the basis that it is an element of the “public interest” consideration contained in the relevant legislation. Effective from March 1, 2018, the EPA Act was amended to introduce a number of changes to planning laws in New South Wales. The EPA Act was further amended in June 2018 to revoke a process for modifying development approvals under the former Section 75W of the EPA Act. As a result, new development approvals will need to be obtained unless the proposed project will be substantially the same development as it was when the development approval was last modified under Section 75W, in which case the existing development approval can be modified. If a new development approval is required then this could take additional time to achieve.
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
On August 25, 2017, the Biodiversity Conservation Act 2016 (BC Act) commenced in NSW and imposes a revised framework for the assessment of potential impacts on biodiversity that may be caused by a development, such as a proposed mining project. The BC Act requires these potential impacts on biodiversity to be offset in perpetuity, by one or more of the following means: securing land based offsets and retiring biodiversity credits, making a payment into a biodiversity conservation fund or in some cases through mine site ecological rehabilitation. The data collected from the biodiversity impact assessment process is inputted into a new offsets payment calculator in order to determine the amount payable by the proponent to offset the impacts. The proposed development can only proceed once the biodiversity offset obligations have been satisfied. On July 18, 2024, following an independent review of the BC Act, the NSW government announced it would amend the BC Act to reform the biodiversity offsets scheme. On August 13, 2024, the Biodiversity Conservation Amendment (Biodiversity Offsets Scheme) Bill 2024 was introduced into NSW Parliament and, if passed into law, will require mining proponents to demonstrate they have genuinely avoided, minimized and offset impacts to biodiversity. The bill reinforces the current government’s intent that biodiversity offsets are a last resort. Additionally, the bill proposes to replace the current ‘no net loss’ standard for biodiversity with the requirement for proponents to achieve ‘net positive’ biodiversity outcomes. If enacted, these and other proposed changes have the potential to affect approval processes for future NSW mining projects. NSW Parliament is expected to pass the bill by late November 2024.

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
Aboriginal and Torres Strait Islander Heritage Protection Act 1984. On August 16, 2024, Australia’s Minister for the Environment and Water made a declaration under Section 10 of the Aboriginal and Torres Strait Islander Heritage Protection Act 1984 over a riverine area in NSW that is a proposed tailings dam site for a gold mining project. The declaration prohibits any mining or related development activity in the area despite the project having previously obtained all necessary environmental and planning approvals under state and federal government laws. The project proponent has indicated that the decision renders the mine project as no longer financially viable given the time required to develop and receive approvals for an alternative tailings dam site. The decision has the potential to affect future mining approvals in Australia. The proponent has until early November to apply for a judicial review of the minister’s decision.
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
Liquidity
As of September 30, 2024, the Company’s cash and cash equivalents balances totaled $772.9 million, including approximately $420 million held by U.S. subsidiaries, approximately $336 million held by Australian subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the nine months ended September 30, 2024, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.

The Company’s available liquidity increased to $1,089.9 million as of September 30, 2024 from $1,059.7 million as of December 31, 2023. Available liquidity was comprised of the following:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$772.9	$969.3
Revolving credit facility availability	221.4	—
Accounts receivable securitization program availability	95.6	90.4
Total liquidity	$1,089.9	$1,059.7
Capital Returns to Shareholders
The Company repurchased approximately 7.7 million shares of its common stock for $180.5 million, including commission fees, and paid dividends of $28.5 million during the nine months ended September 30, 2024.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount of $721.8 million based upon bonding levels at the effective date of the amendment. This maximum collateral amount will vary prospectively as bonding levels increase or decrease. The amendment extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $507.3 million at September 30, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at September 30, 2024.
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
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At September 30, 2024, letters of credit of $116.6 million were outstanding under the agreement, which were collateralized by cash of $120.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At September 30, 2024, the bank guarantee facilities were backed by cash of $187.9 million.
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
As of September 30, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $98.6 million outstanding as of September 30, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $221.4 million at September 30, 2024.
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
Capital Expenditures
The Company increased its targeted capital expenditures for 2024 from approximately $375 million to $425 million. The increase is primarily driven by the acceleration of the planned capital spend at the Centurion Mine as development rates have advanced ahead of projected timelines and timing of spend at the Wambo Open-Cut Mine.
Indebtedness
The Company’s total indebtedness as of September 30, 2024 and December 31, 2023 is presented in the table below.

Debt Instrument (defined below, as applicable)	September 30, 2024	December 31, 2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	25.1	22.3
Less: Debt issuance costs	(6.6)	(8.1)
	338.5	334.2
Less: Current portion of long-term debt	14.8	13.5
Long-term debt	$323.7	$320.7
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at September 30, 2024, of approximately $8 million in 2024, $20 million in 2025, $17 million in 2026, $13 million in 2027 and $326 million in 2028.
Cash paid for interest, net of capitalized interest related to the Company’s indebtedness and financial assurance instruments amounted to $32.6 million and $56.7 million during the nine months ended September 30, 2024 and 2023, respectively.
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
During the first three quarters of 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were not convertible at the option of the holders during the second or third quarters of 2024, and will not be similarly convertible during the fourth quarter of 2024.
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR plus an applicable margin. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At September 30, 2024, the Company had no outstanding borrowings and $60.4 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at September 30, 2024.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2024.
Cash Flows
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2024 and 2023, as reported in the accompanying unaudited condensed consolidated financial statements. Available Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$486.7	$753.1
Net cash used in investing activities	(389.6)	(174.6)
Net cash used in financing activities	(268.8)	(364.5)
Net change in cash, cash equivalents and restricted cash	(171.7)	214.0
Cash, cash equivalents and restricted cash at beginning of period	1,650.2	1,417.6
Cash, cash equivalents and restricted cash at end of period	$1,478.5	$1,631.6

Available Free Cash Flow	$37.6
Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2024 compared to the same period in the prior year was driven by a year-over-year decrease in operating cash flow from working capital ($260.9 million), primarily attributable to income tax payments and accruals ($218.8 million) and Shoal Creek inventories build due to the lock outages during 2024 ($61.1 million); the prior year receipt of cash related to variation margin requirements associated with derivative financial instruments ($198.0 million); and lower cash generated from mining operations. These unfavorable variances were partially offset by decreases in cash used for collateral requirements ($289.2 million) and discontinued operations ($74.9 million) primarily related to the prior year use of cash to settle disputed black lung claims.
Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2024 compared to the same period in the prior year was driven by the acquisition of Wards Well ($143.8 million) and higher capital expenditures ($75.3 million).

Financing Activities. The decrease in net cash used by financing activities for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily driven by decreases in common stock repurchases ($80.9 million) and distributions to noncontrolling interest ($24.1 million), partially offset by an increase in payment of debt issuance and other deferred financing costs ($10.8 million).
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$932.2	$107.7	$1,039.9
Letters of credit (2)	55.2	103.8	159.0
	987.4	211.5	1,198.9
Less: Letters of credit in support of surety bonds (3)	(55.2)	(12.4)	(67.6)
Obligations supported, net	$932.2	$199.1	$1,131.3
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
Not presented in the above table is $839.0 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at September 30, 2024, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance decreased $118.6 million during the nine months ended September 30, 2024 due to collateral releases related to reductions in reclamation bonding requirements, replacement of cash-collateralized letters of credit with letters of credit under the new revolving credit facility and the impact of foreign currency rate changes.
At September 30, 2024, the Company had total asset retirement obligations of $701.4 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
As noted above, the Company’s reclamation bonding requirements decreased during the nine months ended September 30, 2024, primarily due to an approximate $110 million reduction in U.S. reclamation bonding requirements. At September 30, 2024, the Company’s reclamation bonding requirements were supported by approximately $725 million of restricted cash and other balances serving as collateral, which exceeds the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.

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
At September 30, 2024, the Company identified certain assets with an aggregate carrying value of approximately $207 million in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s critical accounting policies remain unchanged at September 30, 2024, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of September 30, 2024, the Company had approximately 100 million tons of U.S. thermal coal priced and committed for 2024. This includes approximately 85 million tons of PRB coal and 15 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2024 thermal coal sales volumes from its Seaborne Thermal segment of 16.0 million to 16.4 million tons comprised of thermal export volume of 10.0 million to 10.4 million tons and domestic volume of 6.0 million tons. Peabody is estimating full year 2024 metallurgical coal sales from its Seaborne Metallurgical segment of 7.2 million to 7.6 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of September 30, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2024, the Company held average rate options with an aggregate notional amount of $531.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2025. As of September 30, 2024, the Company also held purchased collars with an aggregate notional amount of $468.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending June 30, 2025. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $205 million to $215 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2024, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $127 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $198 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.

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
As of September 30, 2024, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at September 30, 2024, a one percentage point decrease in interest rates would result in a decrease of approximately $15 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024 and Item 1A. “Risk Factors” of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the SEC on August 8, 2024. In addition to the other information set forth in this Quarterly Report, including the information presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filings, which could materially affect the Company's results of operations, financial condition and liquidity.
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
•Peabody’s information and operational technology systems have been and in the future may be adversely affected by disruptions, damage, failure and risks associated with implementation and integration, including of new technologies;
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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs or other means. The amount of any share repurchase transactions is subject to the Company’s annual AFCF. The manner, timing, and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital. Through September 30, 2024, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million, which included commissions paid of $0.4 million, leaving $469.6 million available for share repurchase.
Dividends
During the three and nine months ended September 30, 2024, the Company declared dividends per share of $0.075 and $0.225, respectively. On October 31, 2024, the Company declared an additional dividend per share of $0.075 to be paid on December 4, 2024 to shareholders of record as of November 14, 2024. The declaration and payment of dividends and the amount of dividends will depend on the Company’s annual AFCF.
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2024	291	$23.26	—	$569.6
August 1 through August 31, 2024	1,057,013	22.50	1,057,013	545.8
September 1 through September 30, 2024	3,374,598	22.56	3,374,598	469.6
Total	4,431,902	22.55	4,431,611
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K of the Exchange Act.
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

PEABODY ENERGY CORPORATION
Date:	November 8, 2024	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)