Form 10-K
period 2024-12-31
PEABODY ENERGY CORP
filed 2025-02-20
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates (stockholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2024: Common Stock, par value $0.01 per share, $2.1 billion.
Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 14, 2025: Common Stock, par value $0.01 per share, 121,567,621 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2025 Annual Meeting of Shareholders (the Company’s 2025 Proxy Statement) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or the Company’s future financial performance. The Company uses words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “forecast,” “project,” “should,” “estimate,” “goal,” “plan,” “outlook,” “target,” “likely,” “could,” “may,” “should,” “will,” “would,” “to be” or other similar words to identify forward-looking statements.
Without limiting the foregoing, all statements relating to the Company’s future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions and expectations that the Company believes in good faith to be reasonable, but are subject to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. These risks include but are not limited to those described in Part I, Item 1A. “Risk Factors.” Such factors are difficult to accurately predict and may be beyond the Company’s control.
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

Peabody Energy Corporation	2024 Form 10-K	i

Peabody Energy Corporation	2024 Form 10-K	1

Note:	The words “Peabody” or “the Company” as used in this report, refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to the Company’s continuing operations.
When used in this filing, the term “ton” refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while “tonne” refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
PART I
Item 1.    Business.
Overview
Peabody is a leading producer of metallurgical and thermal coal. At December 31, 2024, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia, including a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount).
On November 21, 2024, Peabody entered into a partnership with RWE, a renewable energy company, to advance renewable energy projects by repurposing reclaimed land previously used for mining, including certain reclaimed mining land held by the Company.
On November 25, 2024, Peabody entered into definitive agreements with Anglo American plc, a United Kingdom public limited company (Anglo), to acquire a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia. The acquisition is expected to close in the second quarter of 2025, subject to regulatory approvals, completion of preemptive rights processes and satisfaction of other customary closing conditions.
During 2024, Peabody continued to advance the development of the Centurion Mine, an underground longwall metallurgical coal mine in Queensland, Australia, as planned. Development coal was produced and sold during the year, and commencement of longwall production is targeted for the first quarter of 2026.
Segment and Geographic Information
As of December 31, 2024, Peabody reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company’s segments. Note 22. “Segment and Geographic Information” to the accompanying consolidated financial statements is incorporated herein by reference and also contains segment and geographic financial information.
Mining Locations
The maps that follow display Peabody’s active and development mine locations as of December 31, 2024. Also shown are the primary ports that the Company uses for its coal exports and the Company’s corporate headquarters in St. Louis, Missouri.

Peabody Energy Corporation	2024 Form 10-K	2

U.S. Locations

Rawhide
Caballo
North Antelope Rochelle
Twentymile
El Segundo/
Lee Ranch
St. Louis
Corporate
Gateway North
Bear Run
Francisco
Wild Boar
Shoal Creek

Peabody Energy Corporation	2024 Form 10-K	3

Australian Locations

N
W
E
S
Abbot Point
Bowen Basin
Dalrymple Bay
Mackay
Galilee Basin
Great Dividing Range
Centurion
Coppabella
Moorvale
Styx Basin
Middlemount
Rockhampton
Bowen Basin
Coral Sea
Maryborough Basin
Surat Basin
Tarong Basin
Brisbane
Surat Basin
Queensland
PACIFIC OCEAN
New South Wales
Gunnedah Basin
Wilpinjong
Wambo
Port Waratah/Newcastle Infrastructure Group
Newcastle
Sydney Basin
Tasman Sea
Sydney
Metropolitan
Port Kembla
Oaklands Basin
Canberra
Victoria
AUSTRALIA
0 75 150 300
Kilometers
Surface/Underground
Surface
Underground
Rail
Coal Port
Peabody

Peabody Energy Corporation	2024 Form 10-K	4

The table below summarizes information regarding the operating characteristics of each of the Company’s mines in the U.S. and Australia. The mines are listed within their respective reporting segment in descending order, as determined by tons produced in 2024.

							Production
Segment/Mining Complex	Location	Mine Type	Mining Method	Coal Type	Primary Transport Method	Processing Plants	Year Ended December 31,
							2024	2023	2022
Seaborne Thermal							(Tons in millions)
Wilpinjong	New South Wales	S	D, T/S	T	R, EV	Yes	12.6	12.0	12.1
Wambo Open-Cut (1)	New South Wales	S	T/S	T, C	R, EV	Yes	3.3	2.6	2.0
Wambo Underground (2)	New South Wales	U	LW	T, C	R, EV	Yes	1.4	1.2	1.1
Seaborne Metallurgical
Shoal Creek (3)	Alabama	U	LW	C	B, EV	Yes	2.1	0.6	0.8
Metropolitan	New South Wales	U	LW	C, P, T	R, EV	Yes	1.8	2.2	1.8
Coppabella (4)	Queensland	S	DL, D, T/S	P	R, EV	Yes	1.7	2.2	2.4
Moorvale (4)	Queensland	S	D, T/S	C, P, T	R, EV	Yes	1.5	2.2	1.5
Centurion (5)	Queensland	U	LW	C	R, EV	Yes	0.2	—	—
Middlemount (6)	Queensland	S	D, T/S	C, P	R, EV	Yes	—	—	—
Powder River Basin
North Antelope Rochelle	Wyoming	S	DL, D, T/S	T	R	No	59.7	62.0	60.4
Caballo	Wyoming	S	D, T/S	T	R	No	10.8	15.3	12.1
Rawhide	Wyoming	S	D, T/S	T	R	No	9.1	9.8	10.3
Other U.S. Thermal
Bear Run	Indiana	S	DL, D, T/S	T	Tr, R, EV	Yes	5.0	5.5	6.7
El Segundo/Lee Ranch	New Mexico	S	DL, D, T/S	T	R	No	2.4	3.4	3.7
Gateway North	Illinois	U	CM	T	Tr, R, R/B, T/B, EV	Yes	2.1	2.5	2.4
Wild Boar	Indiana	S	HW, DL, D, T/S	T	Tr, R, R/B, T/B	Yes	1.8	1.9	2.3
Francisco Underground	Indiana	U	CM	T	R	Yes	1.6	2.0	1.8
Twentymile	Colorado	U	LW	T	R, Tr, EV	Yes	1.0	1.3	1.5

Legend:
S	Surface Mine	B	Barge
U	Underground Mine	Tr	Truck
HW	Highwall Miner	R/B	Rail to Barge
DL	Dragline	T/B	Truck to Barge
D	Dozer/Casting	T/R	Truck to Rail
T/S	Truck and Shovel	EV	Export Vessel
LW	Longwall	T	Thermal/Steam
CM	Continuous Miner	C	Coking
R	Rail	P	Pulverized Coal Injection
(1)Peabody owns a 50% undivided interest in an unincorporated joint venture that owns the Wambo Open-Cut Mine. The tons shown reflect its share. The Company’s 50% joint venture interest is subject to an outside non-controlling ownership interest.
(2)Majority-owned mine in which there is an outside non-controlling ownership interest.
(3)The mine experienced a fire in March 2023 and restarted production in June 2023.
(4)Peabody owns a 73.3% undivided interest in an unincorporated joint venture that owns the Coppabella and Moorvale mines. The tons shown reflect its share.
(5)The mine has been undergoing development since 2023. The first development coal was produced in June 2024. Longwall mining is expected to commence in the first quarter of 2026.
(6)Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine. Because Middlemount is accounted for as an unconsolidated equity affiliate, the table above excludes tons produced from that mine, which totaled 1.3 million, 1.2 million and 1.4 million tons, respectively (on a 50% basis).
Refer to the Reserves and Resources tables within Item 2. “Properties,” which is incorporated by reference herein, for additional information regarding coal reserves and resources, and product characteristics associated with each mine.

Peabody Energy Corporation	2024 Form 10-K	5

Coal Supply Agreements
Customers. Peabody’s coal supply agreements are primarily with electricity generators, industrial facilities and steel manufacturers. Most of the Company’s sales from its mining operations are made under long-term coal supply agreements (those with initial terms of one year or longer and which often include price reopener and/or extension provisions). A smaller portion of the Company’s sales from its mining operations are made under contracts with terms of less than one year, including sales made on a spot basis. Sales under long-term coal supply agreements comprised approximately 90%, 92% and 85% of the Company’s worldwide sales from its mining operations (by volume) for the years ended December 31, 2024, 2023 and 2022, respectively.
For the year ended December 31, 2024, Peabody derived 27% of its revenue from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 16 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2024 to 2028. Peabody’s largest customer in 2024 contributed revenue of approximately $340 million, or approximately 8% of Peabody’s total revenue from coal supply agreements, and has contracts expiring in 2025.
Backlog. Peabody’s sales backlog, which includes coal supply agreements subject to price reopener and/or extension provisions, was approximately 153 million and 221 million tons of coal as of January 1, 2025 and 2024, respectively. Contracts in backlog have remaining terms ranging from one to seven years and represent slightly more than one year of production based on the Company’s 2024 production volume of 118.1 million tons. Approximately 42% of its backlog is expected to be filled beyond 2025.
Seaborne Operations. Revenue from Peabody’s Seaborne Thermal and Seaborne Metallurgical segments represented approximately 55%, 56% and 59% of the Company’s total revenue from coal supply agreements for the years ended December 31, 2024, 2023 and 2022, respectively, during which periods the coal mining activities of those segments contributed approximately 20%, 18% and 18% of the Company’s sales volumes from mining operations, respectively. Production from these segments is primarily sold into the seaborne thermal and metallurgical markets. A majority of the sales in these segments are executed through annual and multi-year international coal supply agreements which primarily contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. Industry commercial practice, and Peabody’s typical practice, is to negotiate pricing for seaborne thermal coal contracts on an annual, spot or index basis and seaborne metallurgical coal contracts on a quarterly, spot or index basis. For its seaborne operations, the portion of sales volume under contracts with a duration of less than one year represented 36% in 2024.
U.S. Thermal Operations. Revenue from Peabody’s Powder River Basin and Other U.S. Thermal segments, in aggregate, represented approximately 45%, 44% and 41% of the Company’s revenue from coal supply agreements for the years ended December 31, 2024, 2023 and 2022, respectively, during which periods the coal mining activities of those segments contributed approximately 80%, 82% and 82% of the Company’s sales volumes from mining operations, respectively. The Company expects to continue selling a significant portion of coal production from its U.S. thermal operating segments under existing long-term supply agreements. Certain customers utilize long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Peabody’s approach is to selectively renew, or enter into new, long-term supply agreements when it can do so at prices and terms and conditions it believes are favorable.
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
The Company believes it has good relationships with U.S. and Australian rail carriers and port and barge companies due, in part, to its modern coal-loading facilities and the experience of its transportation coordinators. During 2024, lock outages along the Black Warrior River in Alabama, U.S.A. negatively impacted Peabody’s sales volume and transportation costs at the Shoal Creek Mine. The lock outages have largely been resolved during the second half of 2024, and Peabody anticipates improved sales volume and lower transportation costs at the Shoal Creek Mine in 2025. Refer to the table in the foregoing “Mining Locations” section for a summary of transportation methods by mine.

Peabody Energy Corporation	2024 Form 10-K	6

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
Peabody’s U.S. thermal operations exported less than 1% of their annual tons sold during the year ended December 31, 2022. No tons were exported during the years ended December 31, 2024 and 2023. The primary port used for U.S. thermal exports is the Kinder Morgan Terminal near Houston, Texas.
Suppliers
Mining Supplies and Equipment. Peabody relies on various goods to support its mining operations, including mining equipment and replacement parts, diesel fuel, ammonium-nitrate and emulsion-based explosives, off-the-road tires, steel-related products (such as roof control materials), lubricants and electricity. The Company has established strong, strategic relationships with key suppliers and does not consider itself overly dependent on any single supplier.
When Peabody has chosen to concentrate a significant portion of its purchases with one supplier, it has been to leverage cost savings from bulk purchases, secure long-term pricing for parts and ensure a reliable supply chain. This approach also enables fleet standardization for mining equipment, improving asset utilization, streamlining maintenance practices across global operations and optimizing inventory management, which reduces working capital.
In 2024, lead times for parts and components required for surface and underground mining equipment showed notable improvement. Peabody continues to leverage its global purchasing power and comprehensive planning strategies to maintain a reliable supply chain that effectively supports the needs of its active mines.
Services. In addition to goods, Peabody also contracts services for its mine sites, such as maintenance for mining equipment, construction, temporary labor, explosives use and other requirements. The Company does not perceive any undue operational or financial risk from reliance on individual service providers.
In 2024, inflationary pressures stabilized, returning to more normal levels, and supply chain constraints eased. This resulted in improved access to materials and supplies necessary to support mining operations.
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

Peabody Energy Corporation	2024 Form 10-K	7

In the U.S., natural gas is highly competitive (along with other alternative fuel sources) with thermal coal for electricity generation. The competitiveness of natural gas has been strengthened by continued growth in domestic natural gas production and new natural gas combined cycle generation capacity. The Henry Hub Natural Gas Prompt Price averaged $2.41 per mmBtu in 2024, versus $2.66 and $6.54 per mmBtu in 2023 and 2022, respectively. In addition, the competitiveness of other alternative fuel sources for electricity generation has been strengthened by the growth of renewable energy generation. These pressures, coupled with regulatory burdens, contributed to a significant number of coal plant retirements. During 2024, approximately 6 gigawatts of U.S. coal power capacity was retired, and since 2010, U.S. coal power capacity has fallen by approximately forty-two percent. Conversely, emerging technologies, including data centers, artificial intelligence and cryptocurrency, are expected to drive U.S. electricity demand in coming years. As a result, U.S. coal consumption is expected to increase in 2025 which has led to deferrals of planned coal plant retirements.
Internationally, thermal coal also competes with alternative forms of electricity generation. The competitiveness and availability of natural gas, liquefied natural gas, oil, nuclear, hydro, wind, solar and biomass varies by country and region. Seaborne thermal coal consumption is also impacted by the competitiveness of delivered seaborne thermal coal supply from key exporting countries such as Indonesia, Australia, Colombia, the U.S., Russia and South Africa, among others. In addition, seaborne thermal coal import demand can be significantly impacted by the availability of domestic coal production, particularly in the two leading coal import countries, China and India, among others. Global thermal coal markets were turbulent during 2022 and 2023, due in part to the Russian-Ukrainian conflict and the subsequent ban of Russian coal by European countries. Economic sanctions have continued to influence trade flows of thermal coal in 2024.
In addition to its alternative fuel source competitors, Peabody’s principal U.S. direct coal supply competitors (listed alphabetically) are other large coal producers, including Alliance Resource Partners; American Consolidated Natural Resources, Inc.; Core Natural Resources, Inc.; Eagle Specialty Materials LLC; Foresight Energy; Hallador Energy; Kiewit; and Navajo Transitional Energy Company LLC, among others. Major international direct coal supply competitors (listed alphabetically) include Adaro Energy; BHP; Bumi Resources; China Shenhua Energy; Coal India Limited; Drummond Company; Glencore; SUEK; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.
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
Seaborne metallurgical coal import demand can be significantly impacted by the availability of domestic coal production, particularly in leading metallurgical coal import countries such as China, among others, and the competitiveness of seaborne metallurgical coal supply from leading metallurgical coal exporting countries of Australia, the U.S., Russia, Canada, Mongolia and Mozambique, among others. Trade flow disruptions occurred during 2022 and 2023 related to sanctions imposed on Russian coal imports.
Major international direct competitors (listed alphabetically) include Anglo American; BHP; Core Natural Resources, Inc.; Foxleigh; Glencore; Jellinbah; KRU; Oak Grove Mine; Stanmore; Warrior Met Coal; Whitehaven Coal Limited; and Yancoal Australia Ltd, among others.
Human Capital
Peabody had approximately 5,600 employees as of December 31, 2024, including approximately 4,300 hourly employees. Additional information on its employees and related labor relations matters is contained in Note 19. “Management — Labor Relations” to the accompanying consolidated financial statements, which information is incorporated herein by reference. Peabody endeavors to engage with its organized workforce and foster strong relationships with those organizations built on trust and communication.
As of December 31, 2024, approximately 3,500 of Peabody’s employees are located in the U.S., with the remainder primarily located in Australia. About 94% of its team members work for mine operations in the U.S. and Australia, while the remaining are based out of its global headquarters in St. Louis or its business offices in Brisbane and Beijing.
Peabody strives to create a strong, united workforce with a commitment to safety as a way of life. In 2024, the Company achieved a global safety incidence rate of 0.81 incidents per 200,000 hours worked, which was 73% better than the 2023 U.S. industry average incidence rate of 2.98 incidents per 200,000 hours worked per the Mine Safety and Health Administration (MSHA).

Peabody Energy Corporation	2024 Form 10-K	8

Peabody strives to offer a work environment that recognizes and develops employees. Peabody seeks a workforce that is comprised of diverse backgrounds, thoughts and experiences as a means to drive innovation and excellence within its business. Such diversity may also serve to mitigate risks to the business in the current tight labor market. The Company strives to attract and retain the best people, develop their potential and align their skills to important initiatives and activities. Peabody believes in fostering a work environment built on mutual trust, respect and engagement. Peabody invests in its employees through health and wellness programs, competitive total rewards and development opportunities. Peabody actively seeks employees' feedback, including through surveys and focus groups on its employee value proposition.
The typical Peabody employee has approximately seven and a half years of experience with the Company, and approximately 46% of all Peabody employees remain employed with the company for more than five years. The Company offers a variety of learning events, including mentoring and development programs to aid its employees in their career growth. During the past five years, approximately 28% of open positions and 63% of director and above positions have been filled by internal candidates through promotions or lateral career development opportunities.
Information About Our Executive Officers
Set forth below are the names, ages and positions of Peabody’s executive officers. Executive officers are appointed by, and hold office at the discretion of, Peabody’s Board of Directors (the Board), subject to the terms of any employment agreements.

Name	Age (1)	Position (1)
James C. Grech	63	President and Chief Executive Officer
Mark A. Spurbeck	51	Executive Vice President and Chief Financial Officer
Darren R. Yeates	64	Executive Vice President and Chief Operating Officer
Scott T. Jarboe	51	Chief Administrative Officer and Corporate Secretary
Patrick J. Forkin III	66	Chief Development Officer
Malcolm Roberts	51	Chief Marketing Officer
(1)     As of February 14, 2025.
James C. Grech was named Peabody’s President and Chief Executive Officer in June 2021. He has over 30 years of experience in the coal and natural resources industry. Mr. Grech served as Chief Executive Officer and a member of the Board of Directors of Wolverine Fuels, LLC, a thermal coal producer and marketer based in Sandy, Utah, from July 2018 until May 2021. Prior to joining Wolverine Fuels, LLC, Mr. Grech served as President of Nexus Gas Transmission from October 2016 to July 2018, and previously held the position of Chief Commercial Officer and Executive Vice President of Consol Energy. Mr. Grech brings a strong operational, commercial and financial background in both mining and other energy business operations and has extensive utilities and capital markets experience. He serves as a director of Blue Danube. Mr. Grech holds a Bachelor of Science in Electrical Engineering from Lawrence Technological University and an MBA from the University of Michigan.
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

Peabody Energy Corporation	2024 Form 10-K	9

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
The Company endeavors to conduct its mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry. The Company continually monitors the laws and regulations for changes resulting from updated legislation, judicial decisions and changes in governmental administrations.

Peabody Energy Corporation	2024 Form 10-K	10

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
The trust fund has been funded by an excise tax on U.S. production. From January 1, 2022 through September 30, 2022 the excise tax rates were set at 2% of the gross sales price not to exceed $0.50 per ton of underground coal and $0.25 per ton of surface coal. Effective October 1, 2022, the excise tax rates were set at 4.4% of the gross sales price not to exceed $1.10 per ton of underground coal and $0.55 per ton of surface coal due to the enactment of the Inflation Reduction Act of 2022.
Peabody recognized expense related to the tax of $52.2 million, $57.4 million and $32.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Black Lung Benefits Act Self-Insurance Requirements. The Black Lung Benefits Act requires each coal mine operator to secure the payment of its potential benefits liability by either qualifying as a self-insurer or by purchasing and maintaining a commercial insurance contract. The Department of Labor’s (DOL) Office of Workers’ Compensation Programs (OWCP) is responsible for authorizing coal mine operators to self-insure and for setting the security amounts. As part of its ongoing efforts to reform the self-insurance program to ensure that operators are adequately securing their liabilities, the OWCP finalized a rule on December 12, 2024 to update its regulations for authorizing operators to self-insure and for determining appropriate security amounts.
The changed requirements for security posted to self-insure black lung liabilities could result in the Company being required to post additional security for its obligations.
Environmental Laws and Regulations
Peabody is subject to various federal, state, local and tribal environmental laws and regulations. These laws and regulations place substantial requirements on its coal mining operations and require regular inspection and monitoring of its mines and other facilities to ensure compliance. The Company is also affected by various other federal, state, local and tribal environmental laws and regulations that impact its customers.
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

Peabody Energy Corporation	2024 Form 10-K	11

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
The Company’s total reclamation bonding requirements in the U.S. were $893.1 million as of December 31, 2024. The bond requirements for a mine represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state or OSMRE. The Company’s asset retirement obligations calculated in accordance with generally accepted accounting principles for its active and inactive U.S. operations were $473.3 million as of December 31, 2024. The bond requirement amount for the Company’s U.S. operations significantly exceeds the financial liability for final mine reclamation because the asset retirement obligation liability is discounted from the end of the mine’s economic life to the balance sheet date in recognition that the final reclamation cash outlay is projected to be a number of years away. The bond amount, in contrast with the asset retirement obligation, presumes reclamation begins immediately, as well as different assumptions related to the cost of equipment and services utilized in the reclamation process.
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
The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically based on changes in federal legislation. Pursuant to the Abandoned Mine Land Reclamation Amendments of 2021, which Congress enacted on November 15, 2021 as part of the Infrastructure Investment and Jobs Act, from October 1, 2021 through September 30, 2034, the fee is $0.224 and $0.096 per ton of surface-mined and underground-mine coal, respectively. The Company recognized expense related to the fees of $20.4 million, $22.2 million and $21.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Clean Air Act (CAA). The CAA, enacted in 1970, and comparable state and tribal laws that regulate air emissions affect the Company’s U.S. coal mining operations both directly and indirectly.
National Ambient Air Quality Standards (NAAQS). The CAA requires the United States Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revisions to current standards are appropriate. On March 6, 2024, the EPA revised the level of the primary standard for fine particulate matter (PM 2.5), lowering the annual standard from 12.0 µg/m3 to 9.0 µg/m3. States are now required to take several actions to implement the standards which could require fossil fuel electric generating units (EGUs) and non-EGUs to install additional emission control technologies or operate in a different manner. Such actions could potentially increase the cost of utilizing fossil fuels for electric generation and industrial uses. The revised PM 2.5 standard has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) in Kentucky v. EPA, (D.C. Cir., No. 24-1050).
The EPA is also in the process of reviewing the current ozone NAAQS. The level of the ozone NAAQS can also affect requirements to install new or improved emission control technologies at fossil fuel-fired EGUs and non-EGU industrial sources.
Final 2015 New Source Performance Standards (NSPS) for Fossil Fuel-Fired EGUs. The EPA promulgated a final rule to limit carbon dioxide (CO2) from new, modified and reconstructed fossil fuel-fired EGUs under Section 111(b) of the CAA on August 3, 2015, and published it in the Federal Register on October 23, 2015.

Peabody Energy Corporation	2024 Form 10-K	12

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
The final rule is subject to numerous legal challenges that have been consolidated in the D.C. Circuit in West Virginia v. EPA (D.C. Cir., No. 24-1120). Petitioners filed an emergency application for a stay of the rule with the U.S. Supreme Court which was denied in an order issued by the U.S. Supreme Court on October 16, 2024. If the rule is ultimately affirmed and implemented by the EPA and states, it could have a substantial impact on the use of coal and natural gas for the generation of electricity. A companion rule that addresses how states may implement CO2 emission limits for existing power plants has also been challenged in West Virginia v. EPA (D.C. Cir., No. 24-1009).
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

Peabody Energy Corporation	2024 Form 10-K	13

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
Implementation of the rule for existing sources (accomplished through state implementation plans) was challenged in several U.S. Courts of Appeal, resulting in different court opinions and in requirements being implemented in some states, but stayed in others. On June 27, 2024, the U.S. Supreme Court issued a stay of the rule in 11 states pending the disposition of a petition for review of the rule in the D.C. Circuit and any subsequent timely petition for certiorari filed with and granted by the U.S. Supreme Court. The EPA subsequently issued a policy memorandum on August 5, 2024, that provides an administrative stay of the rule; the D.C. Circuit thereafter issued a partial remand of the rule to allow the EPA to respond to comments regarding the severability of the rule’s provisions, which the EPA subsequently did on December 10, 2024.
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
On March 6, 2023, the EPA issued a final rule which reaffirmed its determination to regulate coal- and oil-fired EGUs under CAA section 112, including the regulation of HAPs from EGUs after considering cost. On April 24, 2023, the EPA proposed to amend the 2012 MATS rule and require an additional two-thirds reduction in the filterable PM emission of non-mercury HAP metals from existing coal-fired power plants and to reduce the mercury standard for lignite plants by 70%. On May 7, 2024, the EPA finalized a MATS rule which significantly tightens the filterable particulate matter (fPM) emissions limit for existing coal-fired EGU’s, lowering the standard from 0.030 lb/MMBtu to 0.010 lb/MMBtu for all coal-fired power plants. This rule was challenged in the D.C. Circuit in North Dakota v. EPA (D.C. Cir., No. 24-1119).
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
States are required to revise plans every 10 years, but these statutory deadlines have not been met. On March 29, 2024, the EPA published a proposed consent decree under which deadlines (for the second 10-year regional haze implementation period) would be established for the EPA to take final action to approve, disapprove or conditionally approve, in whole or in part, state regional haze implementation plans for 34 states (at various dates from June 28, 2024 to December 31, 2026). The EPA subsequently filed a motion to approve the consent judgment in the U.S. District Court for the District of Columbia which was granted. On December 31, 2024, EPA proposed to revise the due date for plans (for the third regional haze implementation period) from July 31, 2028 to July 31, 2031.
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

Peabody Energy Corporation	2024 Form 10-K	14

Federal Coal Leasing Moratorium. The Executive Order on Promoting Energy Independence and Economic Growth (EI Order), signed on March 28, 2017, lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the EI Order, the Interior Secretary issued Order 3349 ending the federal coal leasing moratorium, but the Department of Interior revoked Order 3349 in April 2021, which mooted litigation related to Order 3349. In November 2024, the Bureau of Land Management issued amended resource management plans for lands in Wyoming and Montana, which state that no federal coal will be available for future leasing in the Powder River Basin. Montana and Wyoming challenged those decisions in a federal district court on December 11, 2024.
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
CWA Definition of “Waters of the United States”. On January 18, 2023, the EPA and the Corps finalized a revised definition of “Waters of the United States” to clarify the scope of federal regulatory authority under the CWA. Several courts preliminarily enjoined that rule in 27 states. In addition, on May 25, 2023, the U.S. Supreme Court issued its decision in Sackett v. EPA, No. 21-454, which significantly narrowed the scope of federal regulatory authority over wetlands and non-navigable waters. The agencies finalized a rule on September 8, 2023, to conform key aspects of the regulatory definition to the Sackett decision. Pending litigation over the January 2023 definition has resumed and is ongoing, as the September 2023 final rule did not address many of the claims at issue in those cases.
CWA Water Quality Certification Rule. The EPA issued a final rule in 2020 that would have limited state and tribal regulators’ certification authority under CWA Section 401 by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. On September 27, 2023, the EPA finalized a superseding rule that would expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements. That rule took effect on November 27, 2023. Challenges to the 2023 rule remain pending in the U.S. District Court for the Western District of Louisiana.
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

Peabody Energy Corporation	2024 Form 10-K	15

National Environmental Policy Act. NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality (CEQ) issued a final rule comprehensively updating and modernizing its longstanding NEPA regulations on July 16, 2020. That final rule sought to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things. States and environmental groups have filed several lawsuits challenging the final rule. On April 20, 2022, however, the CEQ published the final Phase 1 rule that partially amended the 2020 rule by restoring key provisions of the pre-2020 NEPA regulations. The CEQ proposed a Phase 2 rule on July 31, 2023 that makes broader changes to the 2020 rule, and it finalized the Phase 2 rule on May 1, 2024. Separately, the CEQ published NEPA Guidance on Consideration of Greenhouse Gas Emissions and Climate Change on January 9, 2023. The interim guidance was effective immediately, though the agency accepted comments on the guidance. CEQ expected to issue final guidance in April 2024, but it withdrew the guidance from the regulatory review process on November 19, 2024. Finally, on November 12, 2024, a divided panel of the D.C. Circuit held that the CEQ lacks authority to issue legally binding regulations implementing NEPA in Marin Audubon Society v. Federal Aviation Administration, No. 23-1067. Although the federal government and environmental groups have sought rehearing of that decision, litigants in other pending NEPA cases are citing it for the holding that CEQ regulations are not binding.
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
Rules for Disposal of Coal Combustion Residuals (CCR) from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. Although the EPA had planned to finalize this rule in 2021, the EPA postponed the expected issuance date for a final rule until December 2024 and it has not yet issued a final rule. Separately, on August 28, 2020 and November 12, 2020, the EPA finalized two sets of amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. On May 8, 2024, the EPA published a final rule containing additional amendments to the 2015 CCR rule that further address aspects of the D.C. Circuit’s 2018 decision. Finally, the EPA is still considering whether to finalize additional revisions to the 2015 CCR Rule related to closure of CCR units.
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
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on Peabody’s costs or its ability to mine some of its properties in accordance with its current mining plans. During the first Trump Administration, the Departments of Interior and Commerce finalized five rules aiming to streamline and update the ESA. But in June 2021, the agencies announced their plan to revise, rescind or reinstate the rules that were finalized (or withdrawn) during the first Trump Administration that conflict with the Biden Administration’s objectives. The agencies issued proposed rules on June 22, 2023, and they published three final revised rules on April 5, 2024.
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

Peabody Energy Corporation	2024 Form 10-K	16

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
State Climate Change Legislation. On May 30, 2024, Vermont’s S259, referred to as the Climate Superfund Act, became law and on December 26, 2024, the governor of New York signed S02129, known as the Climate Change Superfund Act (collectively, the Climate Change Laws). The Climate Change Laws aim to require payments from entities deemed “responsible parties” to fund infrastructure projects meant to address climate change in New York. The New York law defines a “responsible party” as an entity that “engaged in the trade or business of extracting fossil fuel or refining crude oil” from January 1, 2000 to December 31, 2018 and that is determined to be accountable for more than 1 billion metric tons of certain greenhouse gas emissions. Responsible party does not include any person lacking “sufficient connection with the state to satisfy the nexus” of the U.S. Constitution. The Vermont law contains a similar definition of a responsible party, except that Vermont’s covered period extends from 1995 to 2024. Both states have stated that they will enact future regulations to carry out the provisions of the law.
On December 30, 2024, the U.S. Chamber of Commerce and American Petroleum Institute filed a lawsuit in the District of Vermont challenging the state’s Climate Superfund Act arguing that the law violates constitutional principles, including federal preemption, interstate commerce and due process, while also imposing excessive fines and an unconstitutional taking.
Additionally, on February 6, 2025, a group of 22 states, led by West Virginia, filed a lawsuit against New York State over its Climate Change Superfund Act, arguing that the law’s $75 billion penalty on fossil fuel producers unfairly shifts costs onto out-of-state energy producers and consumers and violates multiple constitutional protections. The plaintiffs also claim that New York is overstepping its jurisdiction by imposing retroactive fines and discriminatory sanctions, potentially threatening U.S. energy independence.
The Company expects the Climate Change Laws will continue to be challenged. The impacts of these laws are currently being assessed.
Regulatory Matters — Australia
The Australian mining industry is regulated by Australian federal, state and local governments with respect to environmental issues such as land reclamation, water quality, air quality, dust control, noise, planning issues (such as approvals to expand existing mines or to develop new mines) and health and safety issues. The Australian federal government retains control over the level of foreign investment and export approvals. Industrial relations are regulated under both federal and state laws. Australian state governments also require coal companies to post deposits or give other security against land which is being used for mining, with those deposits being returned or security released after satisfactory reclamation is completed. The Company continually monitors the laws and regulations for changes resulting from updated legislation, judicial decisions and changes in governmental administrations.
Australian Federal Government
Environmental Laws. The environmental impacts of Australian mining projects are regulated by both state and federal governments. Federal laws apply if a project is likely to significantly impact a Matter of National Environmental Significance (for example, a water resource, an endangered species or particular protected places). Such mining projects are required to obtain approval under the Commonwealth Environment Protection and Biodiversity Conservation Act 1999 (EPBC Act).
Environmental approval processes involve complex issues that, on occasion, require lengthy studies and documentation and are subject to legal challenge.

Peabody Energy Corporation	2024 Form 10-K	17

There are bilateral agreements in place between the Federal Government and the Queensland and New South Wales State Governments that allow the environmental assessment process at the State level to be relied upon for a decision under the EPBC Act.
In Queensland and New South Wales, the development of a mine requires both the grant of a right to extract the resource and an approval which authorizes the environmental impact. These approvals are obtained under separate legislation for separate government authorities. However, the application processes run concurrently and are also concurrent with any native title or cultural heritage process that is required.
Greenhouse and Energy Reporting Act 2007 (NGER Act). The NGER Act imposes requirements for corporations meeting a certain threshold to register and report greenhouse gas emissions and abatement actions, as well as energy production and consumption as part of a single, national reporting system. The Clean Energy Regulator administers the NGER Act. The federal Department of Environment and Energy is responsible for NGER Act-related policy developments and review. In May 2023, the Australian Parliament passed reforms to the National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015. The reforms commenced on July 1, 2023 and prescribed site specific baseline emissions for heavy emitting facilities as benchmarks for year-on-year improvement (proposed to be 4.9% each year to 2030) before transitioning to industry average emissions benchmarks by 2030. Proponents will earn tradeable credits (Safeguard Mechanism Credits) when emissions are below their baselines or can purchase credits to offset emissions. Access to existing Australian Carbon Credit Units will continue unchanged albeit with a price ceiling of $75 Australian dollars per tonne of CO2 in 2023-2024, increasing with the Consumer Price Index plus 2% each year.
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
On March 27, 2023, the Australian federal government announced several additional emission reduction measures in the Safeguard Mechanism (Crediting) Amendments Bill 2023 passed by the federal Parliament on March 30, 2023. The legislation introduced a cap on overall net emissions from facilities covered by the scheme through 2030. The legislation also set a cap of net zero tonnes carbon dioxide equivalent for any financial year beginning after June 30, 2049. In addition, if the Minister for Environment and Water grants an approval under the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (EPBC Act) to a new or expanded facility covered by the scheme, the Minister will be required to give an estimate of the facility's Scope 1 emissions to the Minister for Climate Change, the Climate Change Secretary and the Climate Change Authority for assessment against scheme targets. The legislation became effective on July 1, 2023.
Industrial Relations Laws. A national industrial relations system, the Fair Work Act and National Employment Standards, applies to all employers and employees. The matters regulated under the national system include general employment conditions, unfair dismissal, enterprise bargaining, bullying claims, industrial action and resolution of workplace disputes. Most of the hourly workers employed in the Company’s mines are also covered by the Black Coal Mining Industry Award and company specific enterprise agreements approved under the national system.
In December 2022, the federal government passed The Fair Work Legislation Amendment (Secure Jobs, Better Pay) Act 2022, which amends the Fair Work Act. The legislation introduced several changes to workplace laws in Australia including changes to enterprise agreement making and termination; when industrial action can be taken; and access to multi-employer bargaining or single interest employer authorizations. Following this amendment, the Wambo Underground Mine and four other mines in New South Wales were served with an application for a single interest employer authorization which was granted by the Fair Work Commission against three employers including Peabody. The three employers have appealed the authorization with the hearing currently scheduled for March 2025.
On December 7, 2023, the Fair Work Legislation Amendment (Closing Loopholes) Bill 2023 was passed by the Australian Federal Parliament. The bill allows unions and/or employees to make application to the Fair Work Commission for a ‘regulated labour hire arrangement order’ that, if successful, requires employers to provide similar wages and conditions to regulated workers as those provided to permanent employees, unless the Fair Work Commission is satisfied that it is not fair and reasonable to do so. Various union applications for regulated labor hire arrangements to apply at Australian coal mining operations are currently being considered by Australia’s Fair Work Commission.

Peabody Energy Corporation	2024 Form 10-K	18

Native Title and Cultural Heritage Laws. Since 1992, the Australian courts have recognized that native title to lands and water, as recognized under the laws and customs of the Aboriginal inhabitants of Australia, may have survived the process of European settlement. These developments are supported by the federal Native Title Act which recognizes and protects native title, and under which a national register of native title claims has been established. Native title rights do not extend to minerals; however, native title rights can be affected by mining activities unless those rights have previously been extinguished, thereby requiring negotiation with the traditional owners (and potentially the payment of compensation) prior to the grant of certain mining tenements. There is also federal and state legislation to prevent damage to Aboriginal cultural heritage and archaeological sites.
Aboriginal and Torres Strait Islander Heritage Protection Act 1984. On August 16, 2024, Australia’s Minister for the Environment and Water made a declaration under Section 10 of the Aboriginal and Torres Strait Islander Heritage Protection Act 1984 over a riverine area in NSW that is a proposed tailings dam site for a gold mining project. The declaration prohibits any mining or related development activity in the area despite the project having previously obtained all necessary environmental and planning approvals under state and federal government laws. The project proponent has indicated that the decision renders the mine project unviable and has initiated Federal Court proceedings seeking a judicial review of the decision-making process. The first hearing is scheduled for March 4, 2025.
Australian Mine Rehabilitation (Reclamation) Laws. Mine reclamation in Australia is regulated by state-specific legislation. The Company operates in both Queensland and New South Wales state jurisdictions. As a condition of approval for mining operations, companies are required to progressively reclaim mined land and provide appropriate bonding or, in certain circumstances, make alternative financial contributions to the relevant state government as a safeguard to cover the costs of reclamation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. Peabody’s mines provide financial assurance to the relevant authorities which is calculated in accordance with current regulatory requirements. This financial assurance is in the form of cash, surety bonds or bank guarantees which are supported by a combination of cash collateral, deeds of indemnity and guarantee and letters of credit issued under the Company’s collateralized letter of credit program and accounts receivable securitization program.
Peabody’s reclamation bonding requirements in Australia were $303.7 million as of December 31, 2024. The bond requirements represent the states’ calculated cost to reclaim the current operations of a mine if it ceases to operate in the current period less any discounts agreed with the state. The cost calculation for each bond must be completed according to the regulatory authority of each state. The Company’s asset retirement obligations calculated in accordance with U.S. generally accepted accounting principles for its active and inactive Australian operations were $250.4 million as of December 31, 2024. The total bonding requirements for the Company’s Australian operations differ from the calculated costs associated with the asset retirement obligations because the costs associated with asset retirement obligations are discounted from the end of the mine’s economic life to the balance sheet date in recognition of the economic reality that reclamation is conducted progressively and final reclamation is projected to be a number of years away, whereas the bonding amount represents the states’ calculated cost of reclamation if a mine ceases to operate immediately as well as different costs assumptions.
New South Wales Government
In New South Wales, laws and regulations related to mining include, but are not limited to, the Mining Act 1992, Work Health and Safety (Mines and Petroleum Sites) Act 2013, Coal Mine Subsidence Compensation Act 2017, Environmental Planning and Assessment Act 1979 (EPA Act), Environmental Planning and Assessment Regulation 2021, Protection of the Environment Operations Act 1997, Contaminated Land Management Act 1997, Explosives Act 2003, Water Management Act 2000, Water Act 1912, Biodiversity Conservation Act 2016 (BC Act), Heritage Act 1977, Aboriginal Land Rights Act 1983, Crown Land Management Act 2016, Dangerous Goods (Road and Rail Transport) Act 2008, Fisheries Management Act 1994, Native Title (New South Wales) Act 1994, Biosecurity Act 2015, Roads Act 1993 and National Parks and Wildlife Act 1974.
NSW Environmental Laws. Under the NSW Environmental Planning and Assessment (EPA) Act 1979 applications for new planning consents or modifications to existing consents are evaluated in consideration of the likely impacts of the development, the suitability of the site, the provisions of environmental planning instruments and the public interest, amongst other matters. New applications for mining projects are generally determined by the NSW Independent Planning Commission, whereas modifications to existing consents are determined under delegation by the NSW Department of Planning, Housing and Infrastructure. Any modification to an existing planning consent must be substantially the same as the approved development, otherwise a new consent is required.

Peabody Energy Corporation	2024 Form 10-K	19

In December 2023, the Climate Change (Net Zero Future) Act 2023 commenced, which legislates NSW Government’s target to achieve net zero GHG emissions by 2050 and interim targets of a 50% reduction on 2005 levels by 2030 and a 70% reduction by 2035. In June 2024, the New South Wales Minister for Planning and Public Spaces requested the New South Wales Independent Planning Commission to consider the NSW Government’s emissions reduction targets and the Act’s guiding principles in its assessment of new planning applications. The NSW Environment Protection Authority (EPA) released its final NSW Guide for Large Emitters in January 2025, which applies to new applications or significant modifications for large emitting premises, such as mining operations. The NSW Guide for Large Emitters sets out the assessment requirements including a need to implement reasonable and feasible emissions reduction technologies, set long-term and interim emission goals for the project and describe any greenhouse gas offset strategies.
The Biodiversity Conservation Act 2016 (BC Act) regulates biodiversity assessment and offsetting requirements for mining projects in New South Wales. Biodiversity offsets can be provided through security of land-based offsets, purchase of offset credits through a market system, or payment into a government-administered Biodiversity Conservation Fund. In December 2024, the Biodiversity Conservation Amendment (Biodiversity Offsets Scheme) Bill 2024 passed New South Wales Parliament. This Bill legislates a transition of the biodiversity offset scheme to “net positive biodiversity outcomes”. It also requires proponents of projects to take all reasonable measures to firstly avoid, and then minimize, impacts on biodiversity values. The recent changes to the biodiversity offset laws will affect approval processes and timeframes for future NSW mining projects.
NSW Reclamation Laws. The Mining Act 1992 (Mining Act) is administered by New South Wales Resources within the Department of Primary Industries and Regional Development and the New South Wales Resources Regulator. The Mining Act authorizes the holder of a mining tenement to extract a mineral subject to obtaining consent under the EPA Act and other ancillary approvals and licenses.
Through the Mining Act, environmental protection and reclamation are regulated by standard conditions in all mining leases. These conditions include requirements for the submission of reclamation outcome documents, a reclamation risk assessment and a forward program that includes a schedule of mining activities for the next three years, and a requirement that the reclamation of land disturbed by mining must occur as soon as reasonably practicable after the disturbance occurs. Mines are required to publicly report their reclamation performance on an annual basis and are subject to regular inspections by the NSW Resources Regulator.
Through the forward program process, a reclamation cost estimate is calculated annually to determine the amount of the security deposit (bond) required to cover the cost of reclamation based on the activities proposed over the forward program period.
NSW Strategic Statement on Coal Exploration and Mining. The New South Wales (NSW) Government released a Strategic Statement on Coal Exploration and Mining in June 2020 which provides a high level framework for the government's policy approach to the future of the coal sector. The NSW Government has committed to a review of the Statement this year, however no specific date has been set for commencement of the review.
NSW Coal Royalty Laws. In New South Wales, a coal royalty is charged as a percentage of the value of coal production (total revenue less allowable deductions). This is equal to 6.2% for deep underground mines (coal extracted at depths greater than 400 meters below ground surface), 7.2% for underground mines and 8.2% for open-cut mines. As part of its 2023-2024 state budget the newly elected New South Wales government announced that from July 1, 2024 it would be increasing each of these rates by 2.6% to 8.8% for deep underground mines, 9.8% for underground mines and 10.8% for open-cut mines. The future impacts of this royalty rate rise on Peabody’s NSW mining operations is being assessed.
NSW Coal Directions. The State of New South Wales (NSW) enacted the Energy and Utilities Administration Amendment Act 2022 granting the State Premier and Minister for Energy the ability to issue directions in the event of a coal market price emergency (among other powers). On December 22, 2022, the State Premier declared such an emergency, intended to control coal and electricity pricing. Subsequently, directions were issued to Peabody Energy Australia Pty Ltd and other coal producers with operations in NSW, which were amended at various dates. The most recent directions required Peabody Energy Australia Pty Ltd to reserve a portion of coal produced by Wambo Coal Pty Ltd and Wilpinjong Coal Pty Ltd for sale to NSW power generators at a capped price until June 30, 2024 and imposed additional reporting obligations to demonstrate compliance. The Australian Energy Regulator has confirmed that the directions have ended, and the last report was submitted on July 12, 2024.

Peabody Energy Corporation	2024 Form 10-K	20

NSW Industrial Manslaughter Laws. On June 20, 2024, the Work Health and Safety Amendment (Industrial Manslaughter) Bill 2024 (Bill) passed the NSW Parliament. The Bill amends the Work Health and Safety Act 2011 to include the offense of industrial manslaughter. The offense will apply to a person conducting a business or undertaking (PCBU) or an officer of a PCBU who engages in conduct that constitutes a failure to comply with the person’s health and safety duty and causes the death of a worker or another individual to whom the duty is owed; and the person engages in conduct with gross negligence. The maximum penalty is $20 million Australian dollars for a body corporate or 25 years imprisonment for an individual. The Bill also provides for an alternative finding of guilt. That is, where a person is charged with industrial manslaughter, and on trial the court or jury is not satisfied that the person is guilty but is satisfied that the person is guilty of an offense against section 31 (Gross negligence or reckless conduct— Category 1) of the NSW WHS Act, the person may be found guilty and liable to punishment for that offense.
NSW Workplace Safety Laws. In New South Wales, a respirable crystalline silica workplace exposure standard of 0.05 mg/m3 applies; a respirable coal dust workplace exposure standard of 1.5 mg/m3 applies and mines must report exceedances of these standards to the NSW Resources Regulator. Additionally, the NSW government requires an exposure standard for diesel particulate matter of 0.1 mg/m3. Underground coal mine operators must also develop and implement safety management systems and procedures to minimize worker exposures to carbon dioxide, ensuring no worker is exposed to an 8-hour time-weighted average atmospheric concentration of carbon dioxide that is greater than 30,000 parts per million for short-term exposure or 12.500 parts per million otherwise.
Metropolitan Mine Stormwater Discharge. Significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site resulted in stormwater being discharged from the mine site on several occasions in 2021 and 2022. On September 6, 2023, the NSW Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 relating to the stormwater discharges. On March 15, 2024, the Company pled guilty to two of the charges related to water pollution and two charges related to a failure to adequately maintain plant and equipment were consolidated into one charge to which the Company also pled guilty. The remaining charge was discontinued. A sentencing hearing was held in November 2024 and the judgment has been reserved. The judgment is expected in the second quarter of 2025.
Queensland Government
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
Queensland Environmental and Rehabilitation (Reclamation) Laws. The EP Act is administered by the Department of the Environment, Tourism, Science and Innovation which authorizes environmentally relevant activities such as mining activities relating to a mining lease through an Environmental Authority (EA). Environmental protection and reclamation activities are regulated by conditions in the EA. All mining operations must be carried out in a manner so as to ensure compliance with the conditions in the EA. Mines must submit an annual return reporting on their EA compliance.
In November 2016, amendments to the EP Act and the Water Act 2000 provided for regulatory scrutiny of the environmental impacts of underground water extraction during the operational phase of resource projects for all tenements yet to commence mineral extraction.
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
In November 2018, the Queensland government passed the Mineral and Energy Resources (Financial Provisioning) Act 2018 which introduced an updated financial assurance (FA) framework and progressive rehabilitation requirements. The new FA framework created a pooled fund covering most mines and most of the total industry liability, plus other options for providing FA if not part of the pooled fund (for example, allowing insurance bonds or cash). The percentage rate of the total rehabilitation cost payable into the pooled fund takes into account the financial strength of the holder of the EA for the mine and the project strength of the mine. The total rehabilitation cost is determined using an updated rehabilitation cost calculator, which does not provide for discounting.

Peabody Energy Corporation	2024 Form 10-K	21

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
Queensland Residual Risk Laws. On August 20, 2020, the Environmental Protection and Other Legislation Amendment Act (Queensland) 2020 (EPOLA Act) became law, amending the residual risk framework that aims to ensure that any remaining risks on former resource sites are appropriately identified, costed and managed. On completion of all mining activities, the holder of the EA for the mine can apply to surrender the EA once all conditions, requirements and rehabilitation obligations have been met. When approving the surrender, the government can request a residual risk payment from the holder of the EA for the mine to cover potential rehabilitation or maintenance costs incurred after the surrender has been accepted. It contemplates two approaches for determining residual risk payments. Depending on the level of risk of a particular site, a cost calculator tool might be used or a panel of appropriately qualified experts might undertake a qualitative and quantitative risk assessment.
Queensland Mine Permitting Laws. Queensland planning policies address matters of Queensland state interest and must be adhered to during mining project approvals. The Mineral Resources Act 1989 is the principal legislation that regulates mining exploration, extraction and processing in Queensland, including coal mining. The Act was amended in 2016 to include significant changes to the management of overlapping coal and coal seam gas tenements, and the coordination of activities and access to private and public land.
Queensland Occupational Health and Safety Laws. Queensland legislation requires Peabody to provide and maintain a safe workplace by providing safe systems of work, safety equipment and appropriate information, instruction, training and supervision. In recognition of the specialized nature of mining and mining activities, specific occupational health and safety obligations have been mandated under state legislation specific to the coal mining industry. There are some differences in the application and detail of the laws, and mining operators, directors, officers and certain other employees are all subject to the obligations under this legislation.
In Queensland, workplace exposure standards for respirable crystalline silica require workplaces to observe an eight hour, time-weighted average airborne concentration of 0.05 mg/m3 and 1.5 mg/m3 for respirable coal dust. The workplace exposure standard for CO2 requires coal mine operators to ensure workers are not exposed to greater than 30,000 ppm for short-term exposure or 12.500 ppm otherwise.
Queensland Mine Safety Laws. On July 1, 2020, the Resources Safety and Health Queensland Act 2020 became effective. It establishes Resources Safety and Health Queensland (RSHQ) as a statutory body designed to ensure independence of the mining safety and health regulator. RSHQ includes inspectorates for coal mines, mineral mines and quarries, explosives and petroleum and gas. The new law seeks to enhance the role of advisory committees to identify, quantify and prioritize safety and health issues in the mining and quarrying industries. It also provides for an independent Work Health and Safety Prosecutor to prosecute serious offenses under resources safety legislation.
Queensland Industrial Manslaughter Laws. On May 20, 2020, the Queensland Parliament passed laws that introduced the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are senior officers and companies in the mining industry. Individuals face a maximum prison sentence of 20 years and companies can be fined up to $13 million Australian dollars. The bill also introduced the requirement for statutory role holders to be employees of the coal mine operator entity.
Queensland Coal Royalties. On and from July 1, 2022, the Queensland government introduced three new royalty tiers for coal produced and sold from the state. The new tier rates are 20% for the portion of prices above $175 Australian dollars per tonne; 30% for the portion of prices above $225 Australian dollars per tonne; and a 40% tier for the portion of prices above $300 Australian dollars per tonne.
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

Peabody Energy Corporation	2024 Form 10-K	22

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
Management believes that the Company’s external communications, including environmental regulatory filings and public notices, SEC filings, its annual Sustainability Report, its website and various other stakeholder-focused publications provide a comprehensive picture of the Company’s material risks and progress towards mitigating these risks. All such communications are subject to oversight and review protocols established by Peabody’s Board and executive leadership team.
The Company faces risks from both the global transition to a net-zero emissions economy and the potential physical impacts of climate change. Such risks may involve financial, policy, legal, technological, reputational and other impacts as the Company meets various mitigation and adaptation requirements.
The transition to a net-zero emissions economy is driven by many factors, including, but not limited to, legislative and regulatory rulemaking processes, campaigns undertaken by non-governmental organizations to minimize or eliminate the use of coal as a source of electricity generation, and the policies of financial institutions and other private companies as related to safety, sustainability, human capital and governance practices. The Company has experienced, or may in the future experience, negative effects on its results of operations due to the following specific risks as a result of such factors:
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
•Reputational damage associated with involvement in GHG emissions; and
•Increased cost and reputational damage related to climate litigation.
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

Peabody Energy Corporation	2024 Form 10-K	23

Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Sixth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention has been paid to global climate issues and to GHG emissions, including emissions of carbon dioxide from coal combustion by power plants. There have been significant developments in federal and state legislation and regulation and international accords regarding climate change, and volatility in the regulatory space is likely to continue. Such developments are described below in the section “Regulations Related to Global Climate Change” within this Item 1.
The enactment of future laws or the passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, and ongoing actions to limit such emissions, such as carbon taxes, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on Peabody of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement. The Company believes HELE and CCUS technologies should be part of the solution to achieve substantial reductions in GHG emissions and should be broadly supported and encouraged, including through eligibility for public funding from national and international sources. In addition, CCUS merits targeted deployment incentives, like those provided to other low-emission sources of energy.
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

Peabody Energy Corporation	2024 Form 10-K	24

Increasingly, both foreign and domestic banks, insurance companies and large investors are curtailing or ending their financial relationships with fossil fuel-related companies. This has had adverse impacts on the liquidity and operations of coal producers.
Peabody participated in the Department of Energy’s Voluntary Reporting of Greenhouse Gases Program until its suspension in May 2011, and the Company regularly discloses information regarding its production-related emissions in its annual Sustainability Report. The vast majority of the Company’s emissions are generated by the operation of heavy machinery to extract and transport material at its mines and fugitive emissions from the extraction of coal.
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

Peabody Energy Corporation	2024 Form 10-K	25

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
•the strength of the global economy, including the relative exchange rates of U.S. dollars for foreign currencies;
•the unknown geopolitical consequences of current and future political and military conflicts, including between Russia and Ukraine;
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
Thermal coal accounted for the majority of the Company’s coal sales by volume during 2024 and 2023, with the vast majority of these sales to electric power generators. The demand for coal consumed for electric power generation is affected by many of the factors described above, but primarily by (i) the overall demand for electricity; (ii) the availability, quality and price of competing fuels, such as natural gas, nuclear, fuel oil and alternative energy sources; (iii) utilization of all electricity generating units (whether using coal or not), including the relative cost of producing electricity from multiple fuels, including coal; (iv) stringent environmental and other governmental regulations; (v) other sociopolitical views on coal; and (vi) the coal inventories of utilities. Gas-fueled generation has displaced and could continue to displace coal-fueled generation (particularly from older, less efficient coal-fueled generation units) as current and potentially increasing regulatory costs and other factors, such as declines in the price of natural gas, impact the operating decisions of electric power generators. In addition, some electric power generators have made decisions to close coal-fueled generation units given ongoing pressure to shift away from coal generation. Many of the new power plants in the U.S. are being fueled by natural gas because gas-fired plants have been less expensive to construct and operate, permits to construct these plants are easier to obtain based on emissions profiles and electric power generators may face public and governmental pressure to generate a larger portion of their electricity from natural gas-fueled units and alternative energy sources. Increasingly stringent regulations along with stagnant electricity demand in recent years have also reduced the number of new power plants being built. In recent years, these trends have reduced demand for the Company’s coal and the related prices. Lower demand for coal consumed by electric power generators has reduced and could continue to reduce the volume of thermal coal that the Company sells and the prices that it receives for the thermal coal, thereby reducing its revenue and adversely impacting its earnings and the value of its coal reserves and resources.
The Company produces metallurgical coal that is used in the global steel industry. Metallurgical coal accounted for approximately 25% and 26% of its revenue in 2024 and 2023, respectively. Changes in governmental policies and regulations and changes in the steel industry, including the demand for steel, could reduce the demand for the Company’s metallurgical coal. The demand for foreign-produced steel both in foreign markets and in the U.S. market depends in part on factors such as tariff rates on steel. The Company’s customers may be affected by imposed tariffs to the extent their imports into other countries are curtailed as a result of tariffs.
In addition, the steel industry’s demand for metallurgical coal is affected by a number of factors, including the variable nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites and plastics. The steel industry increasingly relies on processes to make steel that do not use coal as a manufacturing input, such as electric arc furnaces. Lower demand for metallurgical coal in international markets would reduce the amount of metallurgical coal that Peabody sells and the prices that it receives for it, thereby reducing revenues and adversely impacting earnings and the value of its coal reserves. Foreign government policies related to coal production and consumption could also negatively impact pricing and demand for the Company’s products.

Peabody Energy Corporation	2024 Form 10-K	26

If a substantial number of the Company’s long-term coal supply agreements, including those with its largest customers, terminate, or if the pricing, volumes or other elements of those agreements materially adjust, its revenue and operating profits could suffer if the Company is unable to find alternate buyers willing to purchase its coal on comparable terms to those in its contracts.
Most of the Company’s sales are made under coal supply agreements, which are important to the stability and profitability of its operations. The execution of a satisfactory coal supply agreement is frequently the basis on which the Company undertakes the development of coal reserves and resources required to be supplied under the contract, particularly in the U.S. For the year ended December 31, 2024, the Company derived 27% of its revenue from coal supply agreements from its five largest customers. Those five customers were supplied primarily from 16 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2024 to 2028.
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

Peabody Energy Corporation	2024 Form 10-K	27

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
•key equipment failures;
•supply chain constraints or unavailability of equipment or parts of the type, quantity and/or size needed to meet production expectations;
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
The Company has substantial take-or-pay arrangements with its port access and rail transportation providers, predominately in Australia, totaling $1.0 billion, with terms ranging up to 19 years, that commit the Company to pay a minimum amount for the delivery of coal even if those commitments go unused. The take-or-pay provisions in these contracts sometimes allow the Company to apply amounts paid for subsequent deliveries, but these provisions have limitations and the Company may not be able to apply all such amounts so paid in all cases. Also, the Company may not be able to utilize the amount of capacity for which it has previously paid. Additionally, the Company may continue to deliver coal during times when it might otherwise be optimal to suspend operations because these take-or-pay provisions effectively convert a variable cost of selling coal to a fixed operating cost.
The Company may not recover its investments in its mining, exploration and other assets, which may require the Company to recognize impairment charges related to those assets.
The value of the Company’s assets have from time to time been adversely affected by numerous uncertain factors, some of which are beyond the Company’s control, including unfavorable changes in the economic environments in which it operates; declining coal-fired electricity generation; lower-than-expected coal pricing; technical and geological operating difficulties; an inability to economically extract its coal reserves and resources; and unanticipated increases in operating costs. These factors may trigger the recognition of additional impairment charges in the future, which could have a substantial impact on the Company’s results of operations.
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
Peabody manages its business with a number of key personnel, the loss of whom could have a material adverse effect on the Company, absent the completion of an orderly transition. In addition, the Company believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel in tight labor markets, particularly personnel with mining experience. Peabody cannot provide assurance that key personnel will continue to be employed by the Company or that it will be able to attract and retain qualified personnel in the future. Failure to retain key personnel or attract qualified personnel could have a material adverse effect on the Company.

Peabody Energy Corporation	2024 Form 10-K	28

The Company could be negatively affected if it fails to maintain satisfactory labor relations.
As of December 31, 2024, the Company had approximately 5,600 employees (excluding employees that were employed at operations classified as discontinued), which included approximately 4,300 hourly employees. The Company is party to labor agreements with various labor unions that represent certain of its employees. Such labor agreements are negotiated periodically, and, therefore, the Company is subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. Approximately 40% of its hourly employees were represented by organized labor unions and generated approximately 21% of its coal production for the year ended December 31, 2024. Relations with its employees and, where applicable, organized labor are important to the Company’s success. If some or all of its current non-union operations were to become unionized, the Company could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if the Company fails to maintain good relations or successfully negotiate contracts with its employees who are represented by unions, the Company could potentially experience labor disputes, strikes, work stoppages, slowdowns or other disruptions in production that could negatively impact its profitability.
The Company could be adversely affected if it fails to appropriately provide financial assurances for its obligations.
U.S. federal and state laws and Australian laws require the Company to provide financial assurances related to requirements to reclaim lands used for mining; to pay federal and state workers’ compensation, such as black lung liabilities; to provide financial assurances for coal lease obligations; and to satisfy other miscellaneous obligations. Historically, the primary methods the Company has used to meet those obligations are to provide a third-party surety bond or a letter of credit. In recent years, the Company has also utilized deposits with regulatory authorities or cash-backed bank guarantees. As of December 31, 2024, the Company had $1,017.5 million of outstanding surety bonds; $262.3 million of letters of credit with third parties; $168.5 million of cash-backed bank guarantees; and $127.6 million of deposits with regulatory authorities in order to provide required financial assurances for post-mining reclamation, workers’ compensation and other insurance obligations, coal lease-related and other obligations and performance guarantees, in addition to collateral for sureties. Under the Company’s agreement with the providers of its surety portfolio, the Company has $394.6 million in cash held in trust accounts for the benefit of certain surety providers as of December 31, 2024.
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

Peabody Energy Corporation	2024 Form 10-K	29

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
New legislation, regulations or orders related to the environment or employee health and safety may be adopted and may materially adversely affect the Company’s mining operations, its cost structure or its customers’ ability to use coal. New legislation, such as the “climate superfund” laws recently passed in New York and Vermont, or administrative regulations (or new interpretations by the relevant government of existing laws, regulations and approvals), including proposals related to the protection of the environment or the reduction of GHG emissions that would further regulate and tax the coal industry, may also require the Company or its customers to change operations significantly or incur increased costs. Some of the Company’s coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on the Company’s financial condition and results of operations. If the Company is determined to be subject to “climate superfund” laws and related regulations, it may be required to make significant payments to the relevant governments. These payments may be material and could adversely affect the Company’s results of operations, financial condition or cash flows.
For additional information about the various regulations affecting the Company, see the sections entitled “Regulatory Matters —U.S.” and “Regulatory Matters — Australia.”

Peabody Energy Corporation	2024 Form 10-K	30

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
Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Sixth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention has been paid to global climate issues and to emissions of GHGs, including emissions of CO2 from coal combustion by power plants.
The enactment of future laws or the passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, and ongoing actions to limit such emissions, such as carbon taxes, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on Peabody of such future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement.

Peabody Energy Corporation	2024 Form 10-K	31

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
The Company’s future success depends upon it conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves and resources. The Company’s current strategy includes increasing its coal reserves and resources through acquisitions of government and other leases and producing properties and continuing to use its existing properties and infrastructure. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of the Company’s coal reserves and resources, potentially creating conflicting interests between it and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing the Company’s coal reserves and resources. These lessees may also seek damages from the Company based on claims that its coal mining operations impair their interests. Additionally, the U.S. federal government limits the amount of federal land that may be leased by any company to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2024, the Company leased a total of 44,287 acres from the federal government subject to those limitations.

Peabody Energy Corporation	2024 Form 10-K	32

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

Peabody Energy Corporation	2024 Form 10-K	33

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
Where the Company’s joint ventures are jointly controlled or not managed by it, the Company may provide expertise and advice but have limited control over compliance with its operational standards. The Company also utilizes contractors across its mining platform, and may be similarly limited in its ability to control their operational practices. Failure by non-controlled joint venture partners or contractors to adhere to operational standards that are equivalent to those of the Company could unfavorably affect safety results, operating costs and productivity and adversely impact its results of operations and reputation.
The Company’s expenditures for postretirement benefit obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company pays postretirement health and life insurance benefits to eligible retirees. Its total accumulated postretirement benefit obligation related to such benefits was a liability of $134.1 million as of December 31, 2024, of which $13.7 million was classified as a current liability.
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
High inflation or imposed tariffs could result in higher costs and decreased profitability.
In recent years the Company has been adversely impacted by inflation, which has increased the cost of materials, labor, equipment, freight, fuel and other cost categories. Tariffs could also increase the cost of new equipment purchases as well as parts and components to service the Company’s equipment fleet.
The Company’s efforts to recover inflation-based cost increases from its customers may be hampered as a result of the structure of its contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which the Company operates. Accordingly, substantial inflation or tariffs may result in a material adverse impact on the Company’s costs, profitability and financial results.
The Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemics or other widespread illnesses and the related effects on public health.
The Company’s operations are susceptible to widespread outbreaks of illness or other public health issues. Pandemic illnesses could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects, including its ability to comply with restrictions and covenants under its debt and surety bonding obligations.

Peabody Energy Corporation	2024 Form 10-K	34

Pandemics or other widespread illnesses could result in governmental mandates requiring shutdowns of facilities for indefinite periods; serious health issues and absenteeism within the workforce; and disruptions to supply chain and distribution channels impacting both vendors and customers. As a result, the Company could face increased costs or decreased sales. Adverse changes in the general domestic and global economic conditions and disrupted domestic and international credit markets, could negatively affect its customers’ ability to pay the Company as well as its ability to access capital that could negatively affect its liquidity. Despite its efforts to manage these potential impacts, their ultimate impact would also depend on factors beyond the Company’s knowledge or control, including the duration and severity of the pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects. These factors could have a material adverse effect on its business, financial condition, results of operations and prospects.
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
Peabody has implemented security protocols and systems with the intent of maintaining the physical and cyber security of its operations and protecting the Company’s and its counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, the Company may be subject to security breaches which could result in unauthorized access to its facilities or the information it is trying to protect.
The Company is in an industry and business involving energy-related assets that is at a relatively greater risk of security breaches by sophisticated adversaries, such as nation state actors, as compared to other targets. The Company’s information systems and those of important third parties are vulnerable to malicious and intentional cyberattacks involving malware (such as ransomware), accidental or inadvertent incidents, the exploitation of security vulnerabilities or “bugs” in software or hardware, social engineering/phishing attacks, and malfeasance by insiders, among other scenarios. Both the frequency and magnitude of cybersecurity attacks is expected to increase, and attackers are increasingly sophisticated. As a result, Peabody may be unable to anticipate, detect or prevent future attacks at its current resource levels, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and Peabody may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools (such as artificial intelligence and machine learning) designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence.
Unauthorized physical access to one of the Company’s facilities or electronic access to its information systems could result in, among other things, unfavorable publicity, litigation (including class action) by affected parties, regulatory investigations and enforcement, damage to sources of competitive advantage, disruptions to its operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to investigate and remediate such security vulnerabilities, any of which could have a substantial impact on the Company’s results of operations, financial condition or cash flows.
Peabody’s information and operational technology systems may be adversely affected by disruptions, damage, failure and risks associated with implementation and integration, including of new technologies.
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

Peabody Energy Corporation	2024 Form 10-K	35

Further, Peabody increasingly depends on its information technology infrastructure for electronic communications among its operations, personnel, customers and suppliers around the world, including as a result of remote working and flexible working arrangements. These information technology systems, some of which are managed by third parties that the Company does not control, have been and may in the future be susceptible to damage, disruptions or shutdowns. As threats to its information technology infrastructure continue to rapidly evolve, the Company’s controls and procedures may become inadequate and the Company may be required to devote additional resources to modifying or enhancing its systems in the future.
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
As of December 31, 2024, the Company had approximately $329.3 million of unsecured indebtedness outstanding, excluding finance leases and debt issuance costs, and an additional $320.0 million in revolving commitments.
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
•limiting the Company’s flexibility in planning for, or reacting to, changes in its business and in the coal industry;
•causing a decline in the Company’s credit ratings; and
•placing the Company at a competitive disadvantage compared to less leveraged competitors.

Peabody Energy Corporation	2024 Form 10-K	36

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

Peabody Energy Corporation	2024 Form 10-K	37

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
Various states have enacted, or are considering enacting, laws to sanction, or require public funds to divest, from financial institutions that restrict investments in fossil fuel companies based off of extra-regulatory environmental or social factors, or to require such institutions to provide “fair access” to financial services to companies regardless of industry. While similar regulations had been developed by the federal government in the past, and could be again in the future, the previously developed federal regulations have either been suspended or repealed. As such, the final status of efforts to divest or promote the divestment from the fossil fuel extraction market is unclear, but any such efforts may adversely affect the demand for and price of the Company’s securities and impact the Company’s access to the capital and financial markets.
Additionally, in March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent this rule is finalized as proposed, the Company and/or its customers could incur increased costs related to the assessment and disclosure of climate-related information. Certain states, such as California, are also adopting or considering adopting climate change-related disclosure requirements. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors.
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
•operational incidents; and
•investor sentiment with respect to the Company’s policies or efforts on environmental, social or governance matters.
As a result of all of these factors, investors in Peabody’s Common Stock may not be able to resell their stock at or above the price they paid or at all. Further, Peabody could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on its results of operation.

Peabody Energy Corporation	2024 Form 10-K	38

Peabody’s Common Stock is subject to dilution and may be subject to further dilution in the future.
Peabody’s Common Stock is subject to dilution from its convertible senior debt and its long-term incentive plan. In addition, Peabody may issue equity securities in connection with future investments, acquisitions or capital raising transactions. Such issuances or grants could constitute a significant portion of the then-outstanding Common Stock, which may result in significant dilution in ownership of Common Stock.
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
In 2023, the Company’s Board of Directors approved a shareholder return framework, which includes share repurchases and cash dividends, and a share repurchase program authorizing repurchases of up to $1.0 billion of the Company’s common stock. Under the share repurchase program authorized by the Board, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital. The payment of future cash dividends and future repurchases will depend upon Peabody’s earnings, economic conditions, liquidity and capital requirements, and other factors, including its leverage and other financial ratios. Accordingly, the Company cannot make any assurance that future dividends will be paid or future repurchases will be made.
General Risk Factors
Acquisitions and divestitures are a potentially important part of the Company’s long-term strategy, subject to its investment criteria, and involve a number of risks, any of which could cause the Company not to realize the anticipated benefits.
The Company has engaged in, and may continue to engage in acquisition or divestiture activity, such as its recent conditional acquisition of Anglo’s metallurgical coal assets in Queensland’s Bowen Basin and the related divestiture of a portion of the assets to Pt Bukit Makmur Mandiri Utama (BUMA), based on its set of investment criteria to produce outcomes that increase shareholder value or provide potential strategic benefits. If the Company fails to accurately estimate the future results and value of these assets or any other acquired or divested business or assets and the related risk associated with such a transaction, or are unable to successfully integrate the businesses or assets it acquires, its business, financial condition or results of operations could be negatively affected. Moreover, any transactions the Company pursues could materially impact its liquidity and an acquisition could increase capital resource needs and may require it to incur indebtedness, seek equity capital or both. The Company may not be able to satisfy these liquidity and capital resource needs on acceptable terms or at all. In addition, future acquisitions could result in its assuming significant long-term liabilities, including potentially unknown liabilities, relative to the value of the acquisitions.
The Company may not be able to fully utilize its deferred tax assets.
The Company is subject to income and other taxes in the U.S. and numerous foreign jurisdictions, most significantly Australia. As of December 31, 2024, the Company had gross deferred income tax assets, including net operating loss (NOL) carryforwards, and liabilities of $1,520.0 million and $140.0 million, respectively, as described further in Note 8. “Income Taxes” to the accompanying consolidated financial statements. At that date, the Company also had recorded a valuation allowance of $1,420.9 million.
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

Peabody Energy Corporation	2024 Form 10-K	39

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

Peabody Energy Corporation	2024 Form 10-K	40

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

Peabody Energy Corporation	2024 Form 10-K	41

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

Peabody Energy Corporation	2024 Form 10-K	42

The Company is party to numerous U.S. federal coal leases that are administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover Peabody’s principal reserves in the Powder River Basin and other reserves and resources in Alabama, Colorado and New Mexico. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The U.S. Bureau of Land Management (BLM) has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents on surface land under federal coal leases are now set at $3.00 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The U.S. federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2024, the Company leased 1,610 acres of federal land in Alabama, 3,480 acres in Colorado, 282 acres in New Mexico and 38,915 acres in Wyoming, for a total of 44,287 acres nationwide subject to those limitations. The Company also leases coal-mining properties from various state governments in the U.S.
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

Peabody Energy Corporation	2024 Form 10-K	43

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

Peabody Energy Corporation	2024 Form 10-K	44

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
Summary of Coal Reserves and Resources
Peabody controlled an estimated 2.1 billion tons of coal reserves and 3.6 billion tons of coal resources as of December 31, 2024. Approximately 97% of the Company’s coal reserves and 96% of the Company’s coal resources are held under lease, and the remainder is held through fee ownership.
The following tables summarize the Company’s estimated coal reserves and resources as of December 31, 2024. The quantity of the coal resources is estimated on an in situ basis as attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as attributable to Peabody. The coal reserves and resources are reported on selected key quality parameters and on different moisture bases generally referenced by sales contracts for each mining property.

Peabody Energy Corporation	2024 Form 10-K	45

SUMMARY COAL RESERVES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2024 (1)
(Tons in millions)
																		Peabody
				Mining	Coal	Proven Coal Reserves				Probable Coal Reserves				Total Coal Reserves				Interest
Segment / Mining Complex	Country	State	Stage	Method	Type	Amount	Quality			Amount	Quality			Amount	Quality			(10)

Seaborne Thermal:(2)(4)						Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)
Wilpinjong	AUS	NSW	P	S	T	43	24.5	0.5	5,927	3	32.9	0.4	5,208	46	25.0	0.5	5,880	100%
Wambo Opencut (9)	AUS	NSW	P	S	T/C	27	11.3	0.3	6,412	2	11.1	0.3	6,434	29	11.3	0.3	6,414	50%
Wambo Underground	AUS	NSW	P	U	T/C	1	12.2	0.4	6,473	—	—	—	—	1	12.2	0.4	6,473	100%
South Wambo	AUS	NSW	E	U	T/C	—	—	—	—	74	9.8	0.3	7,034	74	9.8	0.3	7,034	100%
Total						71				79				150

Seaborne Metallurgical:(3)(4)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	13	9.6	0.7	30.4	3	9.6	0.7	30.4	16	9.6	0.7	30.4	100%
Coppabella	AUS	QLD	P	S	P	6	9.0	0.2	9.9	32	9.6	0.2	10.4	38	9.5	0.2	10.3	73.3%
Moorvale	AUS	QLD	P	S	C/P/T	6	11.1	0.3	17.0	—	—	—	—	6	11.1	0.3	17.0	73.3%
Metropolitan	AUS	NSW	P	U	C/P/T	1	11.5	0.4	18.9	10	11.8	0.4	18.8	11	11.8	0.4	18.8	100%
Centurion	AUS	QLD	D	U	C	84	8.0	0.5	21.7	107	7.8	0.5	20.6	191	7.9	0.5	21.1	100%
Middlemount (9)	AUS	QLD	P	S	C/P	25	10.3	0.4	18.0	10	10.3	0.4	18.0	35	10.3	0.4	18.0	50.0%
Total						135				162				297

Powder River Basin:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
North Antelope Rochelle	USA	WY	P	S	T	1,212	4.6	0.2	8,900	88	4.7	0.2	8,910	1,300	4.6	0.2	8,900	100%
Caballo	USA	WY	P	S	T	136	5.2	0.3	8,470	32	5.7	0.4	8,305	168	5.3	0.3	8,440	100%
Rawhide	USA	WY	P	S	T	78	5.7	0.3	8,285	2	5.3	0.3	8,360	80	5.7	0.3	8,290	100%
Total						1,426				122				1,548

Other U.S. Thermal:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	51	10.3	3.1	11,070	18	9.5	2.5	11,050	69	10.1	2.9	11,065	100%
Lee Ranch	USA	NM	P	S	T	7	17.5	0.9	9,271	1	16.0	0.8	9,477	8	17.3	0.9	9,297	100%
Gateway North	USA	IL	P	U	T	19	8.8	2.9	10,919	3	8.9	2.9	10,916	22	8.9	2.9	10,917	100%
Twentymile	USA	CO	P	U	T	8	10.8	0.4	11,260	1	11.0	0.5	11,260	9	10.8	0.4	11,260	100%
Wild Boar	USA	IN	P	S	T	6	8.8	2.7	10,990	6	9.0	3.0	11,050	12	8.9	2.9	11,020	100%
Francisco Underground	USA	IN	P	U	T	1	9.4	3.2	11,490	1	9.3	3.3	11,530	2	9.4	3.3	11,510	100%
Total						92				30				122

Grand total						1,724				393				2,117

Stage				Mining Method							Coal Type
P Producing				S	Surface Mine						T	Thermal
I Idle				U	Underground Mine						C	Coking
D Development											P	Pulverized Coal Injection
E Exploration

Peabody Energy Corporation	2024 Form 10-K	46

SUMMARY COAL RESOURCES AT END OF THE FISCAL YEAR ENDED DECEMBER 31, 2024 (1)
(Tons in millions)

														Measured and Indicated								Peabody
				Mining	Coal	Measured Coal Resources				Indicated Coal Resources				Coal Resources				Inferred Coal Resources				Interest
Deposit	Country	State	Stage	Method	Type	Amount	Quality		Amount		Quality		Amount		Quality		Amount		Quality			(10)

Seaborne Thermal:(2)(4)						Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)	Tons	%Ash	%Sulfur	Kcal/kg(6)
Wilpinjong	AUS	NSW	P	S	T	137	23.4	0.5	6,018	59	25.3	0.5	5,872	196	24.0	0.5	5,974	9	26.5	0.5	5,767	100%
Wambo Opencut (9)	AUS	NSW	P	S/U	T/C	223	20.9	0.4	5,825	181	21.5	0.4	5,813	404	21.2	0.4	5,820	273	20.3	0.4	5,865	50%
South Wambo	AUS	NSW	E	U	T/C	219	21.5	0.3	6,068	83	27.2	0.3	5,571	302	23.1	0.3	5,931	47	36.3	0.3	4,745	100%
Total						579				323				902				329

Seaborne Metallurgical:(3)(4)						Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)	Tons	%Ash	%Sulfur	VM%(7)
Shoal Creek	USA	AL	P	U	C	37	9.6	0.7	24.8	34	9.6	0.7	24.8	71	9.6	0.7	24.8	6	9.6	0.7	24.8	100%
Metropolitan	AUS	NSW	P	U	C/P/T	7	15.4	0.4	18.6	8	15.3	0.3	18.7	15	15.3	0.4	18.6	2	16.0	0.3	19.0	100%
Coppabella	AUS	QLD	P	S	P	12	15.9	0.3	13.2	39	16.0	0.3	12.6	51	16.0	0.3	12.7	50	15.7	0.3	12.6	73.3%
Moorvale	AUS	QLD	P	S	C/P/T	22	18.8	0.3	17.3	17	17.6	0.3	18.6	39	18.3	0.3	17.9	6	16.4	0.3	17.1	73.3%
Centurion	AUS	QLD	E	U	C	96	20.7	0.5	21.9	485	17.9	0.5	19.6	581	18.4	0.5	20.0	286	21.1	0.5	18.9	100%
Coppabella North	AUS	QLD	E	U	P	255	15.8	0.3	14.6	102	16.8	0.3	14.6	357	16.1	0.3	14.6	12	16.5	0.3	14.3	75.5%
Yeerun	AUS	QLD	E	S	P	16	16.0	0.4	14.3	57	16.2	0.5	15.0	73	16.2	0.4	14.8	46	17.8	0.5	14.7	83.0%
Moorvale North	AUS	QLD	E	S	P	21	26.0	0.4	12.9	25	24.5	0.5	13.2	46	25.2	0.4	13.1	25	23.2	0.5	13.4	73.3%
Gundyer	AUS	QLD	E	U	P	—	—	—	—	54	16.4	0.2	19.7	54	16.4	0.2	19.7	70	18.3	0.2	18.3	90.0%
Total						466				821				1,287				503

Powder River Basin:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Caballo	USA	WY	P	S	T	143	5.0	0.3	8,525	114	5.2	0.4	8,240	257	5.1	0.3	8,440	2	5.5	0.4	8,370	100%
Rawhide	USA	WY	P	S	T	13	5.5	0.4	8,120	95	5.2	0.3	8,355	108	5.2	0.3	8,330	7	5.8	0.4	8,235	100%
Total						156				209				365				9

Other U.S. Thermal:(5)						Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)	Tons	%Ash	%Sulfur	Btu(8)
Bear Run	USA	IN	P	S	T	75	14.9	3.8	10,800	81	16.6	3.7	10,485	156	15.8	3.8	10,635	25	15.7	3.5	10,645	100%
Francisco Underground	USA	IN	P	U	T	6	14.0	5.3	11,245	5	13.5	5.4	11,310	11	13.8	5.3	11,270	—	—	—	—	100%
Gateway North	USA	IL	P	U	T	29	12.8	4.0	10,603	15	12.9	4.0	10,606	44	12.9	4.0	10,604	—	—	—	—	100%
Lee Ranch	USA	NM	P	S	T	1	12.4	1.1	10,038	6	11.8	1.0	10,044	7	11.9	1.0	10,043	3	13.4	1.2	9,787	100%
Wild Boar	USA	IN	P	S	T	—	—	—	—	3	11.7	5.5	11,390	3	11.7	5.5	11,390	1	12.1	5.3	11,290	100%
Total						111				110				221				29
Grand total						1,312				1,463				2,775				870

Peabody Energy Corporation	2024 Form 10-K	47

(1)
The sales price assumptions supporting economic recoverability vary depending upon factors such as coal quality and existing customer volume commitments. For the five-year period 2025 through 2029, the estimated sales prices for seaborne metallurgical mines are based upon estimated premium hard coking coal benchmark prices ranging from $200 to $215 per tonne. The estimated sales prices for seaborne thermal mines are based upon estimated Newcastle benchmark prices ranging from $100 to $121 per tonne for the same period. For U.S. domestic thermal mines, the estimated sales prices for the same period range from approximately $10.25 to $70.00 per ton. Subsequent to 2029, for all mines, sales price escalation is assumed at 2.0% to 3.0% per annum through the end of each LOM plan.

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
Individual Property Disclosure
To determine the Company’s individually material mining operations in accordance with subpart 1300 of Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. Such assessment included the Company’s aggregate mining operations on all of its mining properties, regardless of the stage of production or the type of coal produced. Quantitative factors included, among others, mining operations’ relative contributions to the Company’s aggregate historical and estimated revenue, cash flows, and Adjusted EBITDA (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) Qualitative factors may include, as applicable, strategic priorities, the regulatory environment, capital expansion plans, and the long-term pricing outlook. The Company concluded that as of December 31, 2024, its individually material mines are North Antelope Rochelle Mine (NARM), Wilpinjong Mine and Centurion Mine. The Company will update its assessment of individually material mines on an annual basis.
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
The changes for NARM and Wilpinjong from the previous years are not material, thus no updates for the TRSs are included in this filing. Reference should be made to the full text of the TRS, incorporated herein by reference, made a part of Peabody’s Annual Report on Form 10-K for the year ended December 31, 2021 and December 31, 2023 respectively, which was filed with the SEC on February 18, 2022 and February 23, 2024.
Reference should be made to the full text of the TRS for the Centurion Mine, incorporated herein by reference and made a part of Peabody’s filing on Form 8-K filed with the SEC on October 15, 2024.

Peabody Energy Corporation	2024 Form 10-K	48

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
Badlands National Park
Nebraska National Forest
Wind River Reservation and Off-Reservation Trust Land
Esri, TomTom, Garmin, FAO, NOAA, USGS, EPA, NPS, USFWS
N
0 20 40 Mi
0 40 80 Km

NARM extracts coal from the Wyodak-Anderson coal seam, which ranges from 60- to 80-feet thick and lies from 100 to 400 feet below the surface in the mining area. The Company has secured mineral rights through Federal and State lease agreements which cover 30,159 acres. The typical royalty rate for Federal and State coal leases is 12.5% of realized revenue. Generally, the leases continue indefinitely with periodic renewal, provided there is diligent coal production or other development within the lease area. As of December 31, 2024, all required licenses and permits were in place for the operations of NARM.
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
The property, plant, equipment and mine development assets of NARM had a net book value of approximately $362 million at December 31, 2024. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls, and necessary capital replacements are generally included in the LOM plan to support future production.

Peabody Energy Corporation	2024 Form 10-K	49

The table below presents NARM coal reserve estimates at December 31, 2024, along with comparative quantities at December 31, 2023. NARM did not hold any coal resources as of December 31, 2024. These coal reserve estimates were supported by the analyses of 4,884 total drill holes within the coal lease area. The quantity of the coal reserves is estimated on a saleable product basis and deemed 100% attributable to Peabody. In addition to quantity, the table presents selected key quality parameters on an as-shipped basis.

NARM - SUMMARY OF COAL RESERVES (1)
(Tons in millions)

	December 31, 2024					December 31, 2023
Coal Reserves (2)(3)(4)	Tons	%Ash	%Sulfur	Btu	% Mine Yield(5)	Tons
Proven	1,212	4.6	0.2	8,900	100%	1,261
Probable	88	4.7	0.2	8,910	100%	103
Total	1,300					1,364

Year-over-year decrease	(5)%
The year-over-year decrease in the quantity of coal reserves was driven by production depletion.

(1)
Economic recoverability is based upon an estimated average sales price per ton of $14.57 for the five-year period ending December 31, 2029 and assumed escalation of 2.0% per annum during the subsequent period through the end of the LOM plan.

(2)	The cut-off grade and metallurgical recovery are not limiting factors for coal reserve estimates due to consistent coal thickness and established trends of coal quality in the leased area. The strip ratio increases gradually, but the existing pit length allows an average mineable strip ratio. Besides the results of drill hole analyses, the main limiting factors include surface infrastructure and lease boundaries.
(3)	The quality of coal reserves is estimated on an as-shipped basis.
(4)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration 92% mining recovery. The results of the LOM planning process demonstrate the economic recoverability of the coal reserve estimates.
(5)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons, with processing loss considered.

Peabody Energy Corporation	2024 Form 10-K	50

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

Wilpinjong Mine
New South Wales, Australia
Coordinate System: GDA 1994 MGA Zone 55
Wilpinjong
Goulburn River National Park
Towarri National Park
National Park Curracabundi
Barrington Tops National Park
Muswellbrook
Myall Lakes National Park
Wollemi National Park-Dunns Swamp (Ganguddy)
Yengo National Park
Newcastle
Dubbo
Parkes
Orange
CCA Zone 3 State Conservation Area
A15
B56
A39
B55
A32
A1
A43
Esri, TomTom, Garmin, FAO, NOAA, USGS
600000
650000
700000
750000
800000
850000
900000
950000
1000000
6500000
6450000
6400000
6350000
N
0
15
30
Mi
0
30
60
Km

The Wilpinjong Mine extracts coal from the Moolarben and Ulan coal seams which have a combined thickness from 6 to 10 meters and a typical waste depth of less than 80 meters in the Illawarra Coal Measures on the northwest margin of the Sydney Basin. The Company has secured three exploration licenses of 2,958 hectares and four mining leases of 3,790 hectares through the New South Wales Minister of Planning. The typical royalty rate is 10.8% of the value of coal recovered. The mining leases require renewal upon expiration in 2027 for 2,863 hectares and in 2039-2044 for 927 hectares. Renewal applications for two exploration licenses were approved in 2023, with the terms extended to December 2027 and March 2028, and the third was granted in May 2022 for an initial term of 6 years. As of December 31, 2024, all required licenses and permits were in place for the operations of Wilpinjong.
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
The property, plant, equipment and mine development assets of Wilpinjong Mine had a net book value of approximately $266 million at December 31, 2024. The mine’s operating equipment meets contemporary mining standards and is adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production.

Peabody Energy Corporation	2024 Form 10-K	51

The tables below present Wilpinjong Mine’s estimated coal reserves and resources at December 31, 2024, along with comparative quantities at December 31, 2023. These coal reserve and resource estimates were supported by the analyses of 1,271 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves is estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dried basis.

WILPINJONG MINE - SUMMARY OF COAL RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2024					December 31, 2023
Coal Reserves (5)(6)	Tons	%Ash	%Sulfur	Kcal/kg	% Mine Yield(7)	Tons
Proven	43	24.5	0.5	5,927	84%	54
Probable	3	32.9	0.4	5,208	84%	3
Total	46					57

Year-over-year decrease	(19)%

	December 31, 2024					December 31, 2023
Coal Resources (2)(3)(4)	Tons	%Ash	%Sulfur	Kcal/kg		Tons
Measured	137	23.4	0.5	6,018		103
Indicated	59	25.3	0.5	5,872		25
Measured and indicated	196	24.0	0.5	5,974		128
Inferred	9	26.5	0.5	5,767		6
Total	205					134
The year-over-year decrease in the quantity of coal reserves was driven by production depletion. The year-over-year increase in the quantity of coal resources was driven by inclusion of areas with the lease EL9399.

(1)
Economic recoverability is based upon product-specific estimated average sales prices per tonne of $61.36 for the five-year period ending December 31, 2029 and assumed escalation of 2.0% to 3.0% per annum during the subsequent period through the end of the LOM plan.

(2)	The quality of coal resources is on an in situ, air-dry basis.
(3)	The quantity of coal resource estimates is on an in situ basis, which does not take into consideration coal loss during mining and processing.
(4)	Besides the results from drill hole analyses, the raw ash is a key quality parameter that is relevant to both the cut-off grade and metallurgical recovery. The resource is limited by a maximum of 50% raw ash (air-dry basis). Due to the relatively consistent coal thickness and shallow depth, no other geological limiting factors are applied except for known geological anomalies such as paleochannels and igneous intrusion.
(5)	The quality of coal reserves is based on an air-dry basis. It is the laboratory results from the core samples with adjustments that reflect the reconciliation results from actual production.
(6)	The quantity of coal reserves is estimated on a saleable product basis, which takes into consideration of mining and processing loss. The economic results from the LOM planning process demonstrate the economic viability of the coal reserve estimate.
(7)	Mine yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

Peabody Energy Corporation	2024 Form 10-K	52

Centurion Mine
The Centurion Mine is an underground longwall metallurgical coal mine located 160 kilometers WSW of Mackay, Queensland, Australia. The Centurion Mine lies on the Collinsville Shelf on the western margin of the Bowen Basin in Central Queensland. White Mining Ltd developed the operation (then known as the North Goonyella Mine), including a rail loop, coal handling preparation plant (CHPP) and nearby accommodation village, following the grant of ML6949 in 1991. Peabody then acquired North Goonyella as part of an acquisition of RAG’s coal assets in April of 2004 and operated it until September of 2018, when a fire in the mine halted operations. The mine has been idled since that time while plans to re-initiate production with regulatory approval were developed.
During the third quarter of 2022, Peabody initiated the development of the mine. In October 2023, Peabody entered into an agreement with Stanmore to purchase the southern area of Wards Well (ML 1790 and ML 70495) with the intent to expand underground operations to the North of the North Goonyella Mine footprint and eventually extend into Dabin (MDL 3010). In December 2023, the mine was renamed the Centurion Mine. Development operations recommenced at the mine in June 2024, with Longwall operations scheduled to commence in early 2026.

Centurion Coal Mine
Mackay
South Cumberland Islands National Park
Northumberland Islands National Park
Broad Sou
Islands Nati
Park
A7
77
70
70
A1
A1
Department of Resources, DESI, Esri, TomTom, Garmin, FAO, NOAA, USGS
440000 460000 480000 500000 520000 540000 560000 580000 600000 620000 640000 660000 680000 700000 720000 740000 760000 780000 800000
7700000 7680000 7660000 7640000 7620000 7600000 7580000 7560000 7540000 7520000

CENTURION COAL MINE

Queensland, Australia

Coordinate System: AGD 1984 AMG Zone 55

N
0 15 30 Mi
0 25 50 Km

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

Peabody Energy Corporation	2024 Form 10-K	53

Centurion North is comprised of ML1790 and ML70495 (part of the Ward’s Well project which has been subdivided between Peabody and Stanmore) which encompasses surface areas of 2,723 hectares and 748 hectares, respectively. The Centurion North mine also comprises a small portion of MDL3010 (Dabin) which is owned by the West Burton Joint Venture (85% Peabody) and has a land area of 10,827 hectares.
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
The key supporting infrastructure for Centurion Mine includes road access via highways and roads, access to both the Goonyella and Newland Rail Systems, coal export terminals at the Port of Hay Point and the Port of Abbot Point, connection to a High Voltage electricity grid that provides electricity to the existing facilities, and water supplied from the 15GL capacity Burton Gorge Dam. Centurion also has a nearby accommodation village with housing and service amenities for a capacity of 440 workers located 19km east of the mine. The mine’s workforce is drawn primarily from the townships of Moranbah, Nebo and Mackay.
The property, plant, equipment and mine development assets of Centurion Mine had a net book value of approximately $758 million at December 31, 2024. The mine’s operating equipment and facilities meet contemporary mining standards and are adequately maintained to execute the LOM plan. Routine maintenance, overhauls and necessary capital replacements are generally included in the LOM plan to support future production. While the mine was idled since 2018, the Company upgraded the mine’s coal transfer and handling facilities, purchased new mining equipment and made other capital investments to improve its prospective cost structure.

Peabody Energy Corporation	2024 Form 10-K	54

The tables below present Centurion Mine’s estimated coal reserves and resources at December 31, 2024, along with comparative quantities at December 31, 2023. These coal reserve and resource estimates were supported by the analyses of 2,065 total drill holes within the coal lease area. The quantity of the coal resources is estimated on an in situ basis as 100% attributable to Peabody. Coal resources are reported exclusive of coal reserves. The quantity of the coal reserves are estimated on a saleable product basis as 100% attributable to Peabody. Coal reserves and resources are reported on selected key quality parameters on an air-dry basis.

CENTURION MINE - SUMMARY OF COAL RESERVES AND RESOURCES (1)
(Tons in millions)

	December 31, 2024					December 31, 2023
Coal Reserves (2)(5)(6)	Tons	%Ash	%Sulfur	%VM	% Mine Yield(7)	Tons
Proven	84	8.0	0.5	21.7	81%	46
Probable	107	7.8	0.5	20.6	82%	23
Total	191					69

Year-over-year increase	177%

	December 31, 2024					December 31, 2023
Coal Resources (2)(3)(4)(5)	Tons	%Ash	%Sulfur	VM%		Tons
Measured	96	20.7	0.5	21.9		—
Indicated	485	17.9	0.5	19.6		2
Measured and indicated	581	18.4	0.5	20.0		2
Inferred	286	21.1	0.5	18.9		8
Total	867					10
The year-over-year increase in the quantity of coal reserves and resources was driven by the Wards Well acquisition in April 2024.

(1)	Economic recoverability is based upon an estimated average sales price per tonne of $210 for the LOM plan.
(2)	The quality of coal reserves and resources are estimated on an air-dry basis.
(3)	The quantity of coal resource estimates are on an in situ basis, which doesn’t take into consideration coal loss during mining and processing.
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

Peabody Energy Corporation	2024 Form 10-K	55

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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Peabody’s Common Stock is listed on the New York Stock Exchange, under the symbol “BTU.” As of February 14, 2025 there were 170 holders of the Company’s Common Stock, as determined by counting its record holders and the number of participants reflected in a security position listing provided to the Company by the Depository Trust Company (DTC). Because such DTC participants are brokers and other institutions holding shares of Peabody’s Common Stock on behalf of their customers, the Company does not know the actual number of unique shareholders represented by these record holders.
Share Repurchase Program
On April 17, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (2023 Repurchase Program) authorizing repurchases of up to $1.0 billion of its common stock. The 2023 Repurchase Program superseded and replaced the previous repurchase program that had been announced in 2017.
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, the Company’s capital structure and alternative opportunities that the Company may have for the use or investment of capital. Through December 31, 2024, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million, which included commissions paid of $0.4 million, leaving $469.6 million available for share repurchase.
Dividends
During the year ended December 31, 2024, the Company declared dividends per share of $0.300. On February 6, 2025, the Company declared an additional dividend per share of $0.075 to be paid on March 11, 2025 to shareholders of record as of February 19, 2025.

Peabody Energy Corporation	2024 Form 10-K	56

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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
October 1 through October 31, 2024	57	$26.32	—	$469.6
November 1 through November 30, 2024	151	26.48	—	469.6
December 1 through December 31, 2024	—	—	—	469.6
Total	208	26.44	—
(1) Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not a part of the Repurchase Program Repurchase Program.
Stock Performance Graph
The following performance graph compares the cumulative total return on Peabody’s common stock with the cumulative total return of the S&P MidCap 400 Index and the S&P Metals and Mining Select Industry Index.
The graph assumes that the value of the investment in BTU and each index was $100 at December 31, 2019. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2024. These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Peabody Energy Corporation	2024 Form 10-K	57

Item 6.     Reserved.
Not applicable.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s discussion and analysis of the year ended December 31, 2024 compared to the year ended December 31, 2023 is included herein. For discussion and analysis of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Peabody’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024 and is incorporated by reference herein.
Non-GAAP Financial Measures
The following discussion of Peabody’s results of operations includes references to and analysis of Adjusted EBITDA and Total Segment Costs, which are financial measures not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by the chief operating decision maker, defined as Peabody’s President and Chief Executive Officer, as the primary financial metric to measure each segment’s operating performance against expected results and to allocate resources, including capital investment in mining operations and potential expansions. Total Segment Costs is also used by management as a component of a metric to measure each segment’s operating performance.

Peabody Energy Corporation	2024 Form 10-K	58

Also included in the following discussion of Peabody’s results of operations are references to Revenue per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each reporting segment. These metrics are used by management to measure each reporting segment’s operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the reporting segment level. The Company considers all measures reported on a per ton basis to be operating/statistical measures; however, the Company includes reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 7.
Peabody believes non-GAAP measures are used by investors to measure its operating performance. These measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Refer to the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 7 for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Overview
In 2024, Peabody produced and sold 118.1 million and 118.0 million tons of coal, respectively, from continuing operations.
As of December 31, 2024, the Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other.
The Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of its thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries varies year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company classifies its seaborne mines within the Seaborne Thermal or Seaborne Metallurgical segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Seaborne Thermal segment is of a metallurgical grade. Similarly, a small portion of the coal mined by the Seaborne Metallurgical segment is of a thermal grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions. Peabody’s Seaborne Thermal and Seaborne Metallurgical segments contributed approximately 70% of the Company’s total Adjusted EBITDA from its mining operations during the year ended December 31, 2024.
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
The Company’s thermal operating segments in the U.S. are focused on the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal operations reflect the aggregation of its Illinois, Indiana, New Mexico and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin operations mine sub-bituminous coal deposits and its Other U.S. Thermal operations mine both bituminous and sub-bituminous coal deposits. Peabody’s Powder River Basin and Other U.S. Thermal segments contributed approximately 30% of the Company’s total Adjusted EBITDA from its mining operations during the year ended December 31, 2024.
The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity method investments, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites, the impact of foreign currency remeasurement and certain commercial matters.

Peabody Energy Corporation	2024 Form 10-K	59

Resource Management. As of December 31, 2024, Peabody controlled approximately 2.1 billion tons of proven and probable coal reserves, 3.6 billion tons of coal resources and approximately 345,000 acres of surface property through ownership and lease agreements. The Company has an ongoing asset optimization program whereby its property management group regularly reviews these coal reserves, coal resources and surface properties for opportunities to generate earnings and cash flow through the sale or exchange of non-strategic coal reserves, coal resources and surface lands. These surface lands include acres where Peabody has completed post-mining reclamation. In addition, the Company generates revenue through royalties from coal reserves and oil and gas rights leased to third parties, farm income from surface lands under third-party contracts and lease income from surface lands under contracts with renewable energy ventures.
Middlemount Mine. Peabody owns a 50% equity interest in Middlemount, which owns the Middlemount Mine in Queensland, Australia. The mine predominantly produces semi-hard coking coal and low-volatile pulverized coal injection (LV PCI) coal for sale into seaborne coal markets through Abbot Point Coal Terminal, with some capacity also secured at Dalrymple Bay Coal Terminal. Mining operations first commenced at the Middlemount Mine in late 2011. During the years ended December 31, 2024 and 2023, the mine sold 1.3 million and 1.2 million tons of coal, respectively (on a 50% basis).
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,800 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2024 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the year ended December 31, 2024 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the year ended December 31, 2024 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	December 31, 2024	February 14, 2025
Premium HCC (1)	$338.10	$180.00	$240.37	$196.50	$190.25
Premium PCI coal (1)	200.00	140.00	165.04	150.00	141.00
Newcastle index thermal coal (1)	150.05	116.08	135.24	119.75	101.80
API 5 index thermal coal (1)	96.66	81.77	89.23	84.00	77.51
PRB 8,800 Btu/Lb coal (2)	14.10	13.40	13.74	14.10	14.20
Illinois Basin 11,500 Btu/Lb coal (2)	44.00	40.00	41.61	43.25	43.50
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining continue to be impacted by the ongoing Russian-Ukrainian conflict. As future developments related to the Russian-Ukrainian conflict and geopolitical instability in key energy producing regions are unknown, the global coal industry data for the twelve months ended December 31, 2024 presented herein may not be indicative of their ultimate impacts.

Peabody Energy Corporation	2024 Form 10-K	60

Within the seaborne metallurgical coal market, coking coal prices retreated from a high base during the twelve months ended December 31, 2024. Parts of the global steel market reported tepid demand and thin profit margins during this period, restricting demand growth for metallurgical coal. In China, weakness in the property sector contributed to lower domestic steel demand and steel production in 2024 and supported increased steel exports. The increased availability of competitively priced Chinese imports has placed pressure on steel margins for steel producers in other countries. Despite this, India recorded year-over-year steel production growth supported by increased domestic demand and commissioning of new steelmaking facilities. Meanwhile, the global supply of coking coal has been generally sufficient to meet coking coal demand during the twelve months ended December 31, 2024, despite various supply disruption events such as shipping interruptions at the U.S.’s Baltimore, Maryland port. In the PCI segment, prices traded at a wide discount to coking coal early in the year, caused in part by reduced steel making productivity targets under thin margin conditions. PCI price relativities to coking coal have since improved. Overall, the market for metallurgical coal remains marginally balanced and exposed to volatility, influenced by the rate of exports from Australia and economic performance in China, India and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices have remained relatively stable throughout the twelve months ended December 31, 2024, driven by healthy supply meeting elevated demand in Asian markets. In China, overall total generation demand has been elevated while domestic coal production has only grown slightly, which has driven stronger coal import demand year-over-year through the twelve months ended December 31, 2024. In India, strong growth in coal generation has supported increased import demand, despite elevated domestic coal production. Looking ahead, global thermal coal markets remain turbulent amid winter weather outlooks in the Northern Hemisphere, lower industrial activity, as well as volatile global natural gas markets.
In the U.S., overall electricity demand increased approximately 3% year-over-year. Through the twelve months ended December 31, 2024, electricity generation from thermal coal has decreased year-over-year driven by continued low natural gas prices and stronger renewable generation. Coal’s share of electricity generation has declined to approximately 15% for the twelve months ended December 31, 2024, while wind and solar’s combined generation share is at 17% and the share of natural gas generation has remained level at 43%. U.S. coal inventories have modestly declined through December 31, 2024, with stockpiles less than 10 million tons below levels seen at the end of 2023. During the twelve months ended December 31, 2024, utility consumption of PRB coal has declined compared to the prior year period.
Planned Acquisition
On November 25, 2024, Peabody entered into definitive agreements with Anglo, to acquire a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia, including the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central, Dawson South, Dawson South Exploration and Theodore South exploration mines, collectively, the Dawson Assets). Following the prospective closing of the Anglo acquisition, the Company is contracted to sell the Dawson Assets to BUMA.
Peabody has secured a bridge facility commitment to finance the acquisition. The Company intends to replace the bridge facility with permanent financing, including debt capacity, additional investment by existing joint venture partners and other financing to supplement as warranted.
The acquisition is expected to close in the second quarter of 2025, subject to regulatory approvals, completion of preemptive rights processes and satisfaction of other customary closing conditions. See Note 10. “Long-term Debt” and Note 17. “Other Events” for further information.
Centurion Mine
Peabody’s development of the Centurion Mine, an underground longwall metallurgical coal mine in Queensland, Australia, continues to advance as planned. During the year ended December 31, 2024, four continuous miners units were put into production and the first development coal was produced, washed and sold. The Company is targeting the commencement of longwall production in the first quarter of 2026. Approximately $300 million of the $489 million of capital expenditures to reach longwall production had been completed as of December 31, 2024.
Other
Wards Well Acquisition. On April 16, 2024 the Company acquired the southern part of the Wards Well tenements (Wards Well) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition was completed for total consideration of $153.4 million, consisting of cash consideration of $134.4 million, cash transaction costs of $9.4 million and the non-cash settlement of existing receivables with the acquiree of $9.6 million.

Peabody Energy Corporation	2024 Form 10-K	61

The agreement also includes an initial contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of Wards Well and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining Wards Well.
Shoal Creek Insurance Recovery. On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire. In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement and recognized a $109.5 million insurance recovery, which the Company included in its results of operations during the year ended December 31, 2024.
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The decrease in income from continuing operations, net of income taxes for the year ended December 31, 2024 compared to the prior year ($408.7 million) was primarily driven by lower revenue ($710.0 million) due to lower seaborne coal pricing, volume decreases in the U.S. thermal segments and no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year. This unfavorable variance was partially offset by a lower income tax provision ($200.0 million) and the current year insurance recovery at the Shoal Creek Mine ($109.5 million).
Adjusted EBITDA for the year ended December 31, 2024 reflected a year-over-year decrease of $492.2 million.
Tons Sold
The following table presents tons sold by operating segment:

			Increase (Decrease)
	Year Ended December 31,		to Volumes
	2024	2023	Tons	%
	(Tons in millions)
Seaborne Thermal	16.4	15.5	0.9	5.8%
Seaborne Metallurgical	7.3	6.9	0.4	5.8%
Powder River Basin	79.6	87.2	(7.6)	(8.7)%
Other U.S. Thermal	14.6	16.2	(1.6)	(9.9)%
Total tons sold from operating segments	117.9	125.8	(7.9)	(6.3)%
Corporate and Other	0.1	0.4	(0.3)	(75.0)%
Total tons sold	118.0	126.2	(8.2)	(6.5)%

Peabody Energy Corporation	2024 Form 10-K	62

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Year Ended December 31,		(Decrease) Increase
	2024	2023	$	%

Revenue per Ton (1)
Seaborne Thermal	$73.88	$85.94	$(12.06)	(14.0)%
Seaborne Metallurgical	144.97	188.66	(43.69)	(23.2)%
Powder River Basin	13.81	13.74	0.07	0.5%
Other U.S. Thermal	56.38	54.77	1.61	2.9%
Costs per Ton (1) (2)
Seaborne Thermal	$47.71	$48.66	$(0.95)	(2.0)%
Seaborne Metallurgical	122.77	125.18	(2.41)	(1.9)%
Powder River Basin	12.07	11.98	0.09	0.8%
Other U.S. Thermal	46.04	41.98	4.06	9.7%
Adjusted EBITDA Margin per Ton (1) (2)
Seaborne Thermal	$26.17	$37.28	$(11.11)	(29.8)%
Seaborne Metallurgical	22.20	63.48	(41.28)	(65.0)%
Powder River Basin	1.74	1.76	(0.02)	(1.1)%
Other U.S. Thermal	10.34	12.79	(2.45)	(19.2)%
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
Revenue
The following table presents revenue by reporting segment:

			Decrease
	Year Ended December 31,		to Revenue
	2024	2023	$	%
	(Dollars in millions)
Seaborne Thermal	$1,213.9	$1,329.7	$(115.8)	(8.7)%
Seaborne Metallurgical	1,055.6	1,301.9	(246.3)	(18.9)%
Powder River Basin	1,098.8	1,198.1	(99.3)	(8.3)%
Other U.S. Thermal	822.6	888.2	(65.6)	(7.4)%
Corporate and Other	45.8	228.8	(183.0)	(80.0)%
Revenue	$4,236.7	$4,946.7	$(710.0)	(14.4)%
Seaborne Thermal. The decrease in segment revenue during the year ended December 31, 2024 compared to the prior year was due to unfavorable realized prices ($228.0 million), offset by favorable volume ($112.2 million).
Seaborne Metallurgical. Segment revenue decreased during the year ended December 31, 2024 compared to the prior year due to unfavorable realized prices and volume ($356.3 million) from the Australian operations. These decreases were partially offset by favorable results from the Shoal Creek Mine ($110.0 million) due to favorable volume which offset unfavorable realized prices.
Powder River Basin. Segment revenue decreased during the year ended December 31, 2024 compared to the prior year primarily due to unfavorable volume ($100.2 million) resulting from decreased demand driven by low natural gas pricing and mild weather.

Peabody Energy Corporation	2024 Form 10-K	63

Other U.S. Thermal. The decrease in segment revenue during the year ended December 31, 2024 compared to the prior year was due to unfavorable volume ($49.8 million) resulting from decreased demand driven by low natural gas pricing and mild weather and unfavorable realized prices ($34.9 million), partially offset by increased revenue from sales contract cancellation settlements ($19.1 million).
Corporate and Other. Segment revenue decreased during the year ended December 31, 2024 compared to the prior year due to no unrealized mark-to-market gains from derivative contracts related to forecasted sales in the current year ($159.0 million) as all derivative contracts settled in 2023 and prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($25.9 million).
Segment Costs
The following table presents costs by reporting segment:

			Increase (Decrease)
	Year Ended December 31,		to Total Segment Costs
	2024	2023	$	%
	(Dollars in millions)
Seaborne Thermal	$783.9	$752.9	$31.0	4.1%
Seaborne Metallurgical	893.9	863.8	30.1	3.5%
Powder River Basin	960.2	1,044.4	(84.2)	(8.1)%
Other U.S. Thermal	671.8	680.7	(8.9)	(1.3)%
Corporate and Other	64.5	11.6	52.9	456.0%
Total Segment Costs (1)	$3,374.3	$3,353.4	$20.9	0.6%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. The increase in segment costs during the year ended December 31, 2024 compared to the prior year was primarily driven by favorable volume (0.9 million tons) which resulted in higher sales related costs ($16.9 million) and higher variable costs for labor, repairs and outside services ($12.8 million), slightly offset by favorable commodity pricing ($8.4 million).
Seaborne Metallurgical. Segment costs increased during the year ended December 31, 2024 compared to the prior year due to increased volume from the Shoal Creek Mine ($56.1 million), higher costs at the Australian operations primarily due to production challenges ($21.3 million) and increased taxes and insurance ($11.0 million) driven by Australian carbon taxes. The increases were offset by lower sales related costs ($66.2 million) at the Australian operations due to lower sales volumes and lower pricing.
Powder River Basin. The decrease in segment costs during the year ended December 31, 2024 compared to the prior year was primarily driven by unfavorable volume (7.6 million tons) which resulted in lower sales price sensitive costs ($44.4 million) and lower variable costs for labor, repairs and outside services ($32.3 million) and favorable commodity pricing ($21.7 million). These decreases were partially offset by increased lease spend ($14.3 million).
Other U.S. Thermal. The decrease in segment costs during the year ended December 31, 2024 compared to the prior year was primarily driven by lower costs for labor, repairs and outside services due to lower sales volume (1.6 million tons).
Corporate and Other. Segment costs increased during the year ended December 31, 2024 compared to the prior year primarily due to unfavorable foreign currency rate changes.

Peabody Energy Corporation	2024 Form 10-K	64

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

			Decrease to
	Year Ended December 31,		Adjusted EBITDA
	2024	2023	$	%
	(Dollars in millions)
Seaborne Thermal	$430.0	$576.8	$(146.8)	(25.5)%
Seaborne Metallurgical	242.5	438.1	(195.6)	(44.6)%
Powder River Basin	138.6	153.7	(15.1)	(9.8)%
Other U.S. Thermal	150.8	207.5	(56.7)	(27.3)%
Corporate and Other	(90.2)	(12.2)	(78.0)	(639.3)%
Adjusted EBITDA (1)	$871.7	$1,363.9	$(492.2)	(36.1)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the year ended December 31, 2024 compared to the same period in the prior year as a result of lower realized prices net of sales price sensitive costs ($225.2 million), partially offset by favorable volume and mix variances ($58.0 million).
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the year ended December 31, 2024 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($294.5 million) and unfavorable operational costs ($106.3 million). These decreases were offset by favorable volume ($112.0 million), despite the lock outages during 2024, driven by increased production from the Shoal Creek Mine following the fire in the first quarter of 2023, and the Shoal Creek insurance recovery ($80.8 million).
Powder River Basin. Segment Adjusted EBITDA decreased during the year ended December 31, 2024 compared to the same period in the prior year as a result of unfavorable volume ($50.3 million) and increased lease spend ($14.3 million). These decreases were offset by lower costs for labor, repairs and outside services ($32.3 million) and favorable commodity pricing ($21.7 million).
Other U.S. Thermal. Segment Adjusted EBITDA decreased during the year ended December 31, 2024 compared to the same period in the prior year due to unfavorable volume ($63.1 million) and lower realized prices net of sales price sensitive costs ($34.5 million). These decreases were offset by increased sales contract cancellation settlements ($19.1 million) and lower costs for labor, repairs and outside services ($12.0 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

			Decrease
	Year Ended December 31,		to Income
	2024	2023	$	%
	(Dollars in millions)
Middlemount (1)	$13.1	$13.2	$(0.1)	(0.8)%
Resource management activities (2)	19.2	21.0	(1.8)	(8.6)%
Selling and administrative expenses	(91.0)	(90.7)	(0.3)	(0.3)%
Other items, net (3)	(31.5)	44.3	(75.8)	(171.1)%
Corporate and Other Adjusted EBITDA	$(90.2)	$(12.2)	$(78.0)	(639.3)%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference.
(2)Includes gains (losses) on certain surplus coal reserve, coal resource and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, results from the Company’s equity method investment in renewable energy joint ventures, costs associated with suspended operations including the Centurion Mine, the impact of foreign currency remeasurement and expenses related to the Company’s other commercial activities.

Peabody Energy Corporation	2024 Form 10-K	65

Corporate and Other Adjusted EBITDA decreased during the year ended December 31, 2024 compared to the same period in the prior year due to the unfavorable net impact of foreign currency rate changes ($28.4 million), prior year revenue related to the Company’s assignment of rights to its excess port and rail capacity ($25.9 million) and unfavorable trading results ($19.0 million).
Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

			(Decrease) Increase to Income
	Year Ended December 31,
	2024	2023	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$871.7	$1,363.9	$(492.2)	(36.1)%
Depreciation, depletion and amortization	(343.0)	(321.4)	(21.6)	(6.7)%
Asset retirement obligation expenses	(48.9)	(50.5)	1.6	3.2%
Restructuring charges	(4.4)	(3.3)	(1.1)	(33.3)%
Transaction costs related to business combinations	(10.3)	—	(10.3)	n.m.
Asset impairment	—	(2.0)	2.0	100.0%
Provision for NARM and Shoal Creek losses	(3.7)	(40.9)	37.2	91.0%
Shoal Creek insurance recovery - property damage	28.7	—	28.7	n.m.
Changes in amortization of basis difference related to equity affiliates	1.8	1.6	0.2	12.5%
Interest expense, net of capitalized interest	(46.9)	(59.8)	12.9	21.6%
Net loss on early debt extinguishment	—	(8.8)	8.8	100.0%
Interest income	71.0	76.8	(5.8)	(7.6)%
Net mark-to-market adjustment on actuarially determined liabilities	6.1	0.3	5.8	1,933.3%
Unrealized gains on derivative contracts related to forecasted sales	—	159.0	(159.0)	(100.0)%
Unrealized (losses) gains on foreign currency option contracts	(9.0)	7.4	(16.4)	(221.6)%
Take-or-pay contract-based intangible recognition	3.0	2.5	0.5	20.0%
Income tax provision	(108.8)	(308.8)	200.0	64.8%
Income from continuing operations, net of income taxes	$407.3	$816.0	$(408.7)	(50.1)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

			(Decrease) Increase
	Year Ended December 31,		to Income
	2024	2023	$	%
	(Dollars in millions)
Seaborne Thermal	$(121.9)	$(103.7)	$(18.2)	(17.6)%
Seaborne Metallurgical	(93.2)	(91.5)	(1.7)	(1.9)%
Powder River Basin	(55.3)	(48.8)	(6.5)	(13.3)%
Other U.S. Thermal	(64.8)	(69.0)	4.2	6.1%
Corporate and Other	(7.8)	(8.4)	0.6	7.1%
Total	$(343.0)	$(321.4)	$(21.6)	(6.7)%

Peabody Energy Corporation	2024 Form 10-K	66

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Year Ended December 31,
	2024	2023
Seaborne Thermal	$2.14	$2.13
Seaborne Metallurgical	2.89	2.16
Powder River Basin	0.35	0.31
Other U.S. Thermal	1.63	1.23
Depreciation, depletion and amortization expense increased during the year ended December 31, 2024 compared to the same period in the prior year primarily due to increased depreciation resulting from asset additions and shortened mine lives. Depletion expense increased primarily as a result of increased volume from the Shoal Creek Mine. The increases in the weighted-average depletion rate per ton for both the Seaborne Metallurgical and the Other U.S. Thermal segments during the year ended December 31, 2024 compared to the same period in the prior year reflect the impact of volume and mix variances across the segments.
Transaction Costs Related to Business Combinations. The charges recorded during the current year period relate to the planned acquisition of multiple metallurgical coal mines from Anglo which was announced during the fourth quarter of 2024. Refer to Note 17. “Other Events” to the accompanying consolidated financial statements for further information regarding the planned acquisition, which information is incorporated herein by reference.
Provision for NARM and Shoal Creek Losses. The provision recorded during the prior year period was for losses related to the events at the NARM and Shoal Creek Mines as discussed in Note 17. “Other Events” to the accompanying consolidated financial statements. Incremental repair costs related to the tornado damage at NARM were recorded during the year ended December 31, 2024.
Shoal Creek Insurance Recovery - Property Damage. During June 2024, the Company reached a settlement related to the Shoal Creek losses and recorded a $109.5 million insurance recovery, as discussed in Note 17. “Other Events” in the accompanying consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to losses recognized at the time of the insurance recovery related to longwall development and equipment deemed inoperable within the affected area of the mine, which consisted of $28.7 million recognized during the year ended December 31, 2023. The remaining $80.8 million, applicable to incremental costs and business interruption recoveries, is included in Adjusted EBITDA for the year ended December 31, 2024.
Interest Expense, Net of Capitalized Interest. The decrease in interest expense during the year ended December 31, 2024 compared to the prior year was driven by lower interest and fees for financial assurance instruments and the capitalization of interest related to the development of the Centurion Mine.
Net Loss on Early Debt Extinguishment. The net loss on early debt extinguishment recognized during the prior year was primarily related to the Company’s terminated letter of credit facility, as further discussed in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” to the accompanying consolidated financial statements.
Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. The gain recorded during the year ended December 31, 2024 was driven by the favorable impacts of changes for the postretirement benefit plans related to updated claims experience ($12.4 million) and increases to the discount rates for all actuarially determined liabilities ($5.7 million). These increases were offset by negative adjustments to Peabody’s black lung and traumatic workers’ compensation liabilities resulting from increased claims ($8.8 million) and mark-to-market losses on pension plan assets ($5.4 million).
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
Unrealized Gains on Derivative Contracts Related to Forecasted Sales. The prior year unrealized gains primarily relate to mark-to-market activity on derivative contracts related to forecasted coal sales. As further discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements, all derivative contracts related to forecasted coal sales settled in 2023.

Peabody Energy Corporation	2024 Form 10-K	67

Unrealized (Losses) Gains on Foreign Currency Option Contracts. Unrealized (losses) gains primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements.
Income Tax Provision. The decrease in the income tax provision recorded during the year ended December 31, 2024 compared to the prior year period was primarily due to lower pretax income. Refer to Note 8. “Income Taxes” to the accompanying consolidated financial statements for additional information.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

			Decrease
	Year Ended December 31,		to Income
	2024	2023	$	%
	(Dollars in millions)
Income from continuing operations, net of income taxes	$407.3	$816.0	$(408.7)	(50.1)%
Loss from discontinued operations, net of income taxes	(3.8)	(0.4)	(3.4)	(850.0)%
Net income	403.5	815.6	(412.1)	(50.5)%
Less: Net income attributable to noncontrolling interests	32.6	56.0	(23.4)	(41.8)%
Net income attributable to common stockholders	$370.9	$759.6	$(388.7)	(51.2)%
Net Income Attributable to Noncontrolling Interests. The decrease in net income attributable to noncontrolling interests during the year ended December 31, 2024 compared to the prior year period was primarily due to a decline in the financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

			Decrease to
	Year Ended December 31,		EPS
	2024	2023	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$2.73	$5.00	$(2.27)	(45.4)%
Loss from discontinued operations	(0.03)	—	(0.03)	n.m.
Net income attributable to common stockholders	$2.70	$5.00	$(2.30)	(46.0)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 141.9 million and 154.3 million for the years ended December 31, 2024 and 2023, respectively.

Peabody Energy Corporation	2024 Form 10-K	68

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliations below.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Income from continuing operations, net of income taxes	$407.3	$816.0
Depreciation, depletion and amortization	343.0	321.4
Asset retirement obligation expenses	48.9	50.5
Restructuring charges	4.4	3.3
Transaction costs related to business combinations	10.3	—
Asset impairment	—	2.0
Provision for NARM and Shoal Creek losses	3.7	40.9
Shoal Creek insurance recovery - property damage	(28.7)	—
Changes in amortization of basis difference related to equity affiliates	(1.8)	(1.6)
Interest expense, net of capitalized interest	46.9	59.8
Net loss on early debt extinguishment	—	8.8
Interest income	(71.0)	(76.8)
Net mark-to-market adjustment on actuarially determined liabilities	(6.1)	(0.3)
Unrealized gains on derivative contracts related to forecasted sales	—	(159.0)
Unrealized losses (gains) on foreign currency option contracts	9.0	(7.4)
Take-or-pay contract-based intangible recognition	(3.0)	(2.5)
Income tax provision	108.8	308.8
Total Adjusted EBITDA	$871.7	$1,363.9
Total Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below:

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Operating costs and expenses	$3,420.9	$3,385.1
Unrealized (losses) gains on foreign currency option contracts	(9.0)	7.4
Take-or-pay contract-based intangible recognition	3.0	2.5
Net periodic benefit credit, excluding service cost	(40.6)	(41.6)
Total Segment Costs	$3,374.3	$3,353.4
The following table presents Total Segment Costs by reporting segment:

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Seaborne Thermal	$783.9	$752.9
Seaborne Metallurgical	893.9	863.8
Powder River Basin	960.2	1,044.4
Other U.S. Thermal	671.8	680.7
Corporate and Other	64.5	11.6
Total Segment Costs	$3,374.3	$3,353.4

Peabody Energy Corporation	2024 Form 10-K	69

Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment (excluding insurance recoveries), respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Segment Costs and Adjusted EBITDA by operating segment:

	Year Ended December 31, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	16.4	7.3	79.6	14.6

Revenue	$1,213.9	$1,055.6	$1,098.8	$822.6
Total Segment Costs	783.9	893.9	960.2	671.8
Adjusted EBITDA, excluding Shoal Creek insurance recovery	$430.0	$161.7	$138.6	$150.8
Shoal Creek insurance recovery - business interruption	—	80.8	—	—
Adjusted EBITDA	$430.0	$242.5	$138.6	$150.8

Revenue per Ton	$73.88	$144.97	$13.81	$56.38
Costs per Ton	47.71	122.77	12.07	46.04
Adjusted EBITDA Margin per Ton	$26.17	$22.20	$1.74	$10.34

	Year Ended December 31, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	15.5	6.9	87.2	16.2

Revenue	$1,329.7	$1,301.9	$1,198.1	$888.2
Total Segment Costs	752.9	863.8	1,044.4	680.7
Adjusted EBITDA	$576.8	$438.1	$153.7	$207.5

Revenue per Ton	$85.94	$188.66	$13.74	$54.77
Costs per Ton	48.66	125.18	11.98	41.98
Adjusted EBITDA Margin per Ton	$37.28	$63.48	$1.76	$12.79
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

Peabody Energy Corporation	2024 Form 10-K	70

Liquidity
As of December 31, 2024, the Company’s cash and cash equivalents balances totaled $700.4 million, including approximately $397 million held by U.S. subsidiaries, approximately $291 million held by Australian subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the year ended December 31, 2024, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity increased to $1,072.5 million as of December 31, 2024 from $1,059.7 million as of December 31, 2023. Available liquidity was comprised of the following:

	December 31,
	2024	2023
	(Dollars in millions)
Cash and cash equivalents	$700.4	$969.3
Revolving credit facility availability	233.7	—
Accounts receivable securitization program availability	138.4	90.4
Total liquidity	$1,072.5	$1,059.7
Capital Returns to Shareholders
The Company repurchased approximately 7.7 million shares of its common stock for $180.5 million, including commission fees, and paid dividends of $37.6 million during the year ended December 31, 2024.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $495.5 million at December 31, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at December 31, 2024.
At December 31, 2024, the Company’s maximum aggregate collateral amount was $522.0 million, which was comprised of $394.6 million in trust accounts and letters of credit of $127.4 million held for the benefit of certain surety providers. The amendment became effective on April 14, 2023, when the Company terminated a then-existing credit agreement.
Credit Support Facilities
In February 2022, the Company entered into an agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At December 31, 2024, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million.

Peabody Energy Corporation	2024 Form 10-K	71

In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At December 31, 2024, the bank guarantee facilities were backed by cash of $168.5 million.
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
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum. On November 25, 2024, the Company amended the 2024 Credit Agreement to, among other things, permit Peabody’s planned acquisition of multiple coal mines from Anglo, the related bridge loan facility and the incurrence of additional indebtedness to finance the acquisition, to the extent applicable.
As of December 31, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $86.3 million outstanding as of December 31, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees.” Availability under the 2024 Credit Agreement was $233.7 million at December 31, 2024.
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
Capital Expenditures
For 2025, the Company is targeting total capital expenditures of approximately $450 million. Approximately $280 million of such amount is appropriated to major projects and growth capital expenditures, including approximately $250 million for the Company’s Centurion Mine, which includes capital expenditures to reach longwall production and capital expenditures to develop Centurion North.
Indebtedness
The Company’s total indebtedness as of December 31, 2024 and 2023 is presented in the table below.

	December 31,
Debt Instrument (defined below, as applicable)	2024	2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	9.3	—
Finance lease obligations	25.1	22.3
Less: Debt issuance costs	(6.3)	(8.1)
	348.1	334.2
Less: Current portion of long-term debt	15.8	13.5
Long-term debt	$332.3	$320.7
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at December 31, 2024, of approximately $27 million in 2025, $18 million in 2026, $13 million in 2027, $326 million in 2028, less than $1 million in 2029 and $9 million thereafter.

Peabody Energy Corporation	2024 Form 10-K	72

Cash paid for interest, net of capitalized interest related to the Company’s indebtedness and financial assurance instruments amounted to $37.6 million, $61.9 million and $118.5 million during the years ended December 31, 2024, 2023, and 2022, respectively.
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes and available cash to redeem its then-existing senior secured notes and to pay related premiums, fees and expenses relating to the offering and redemptions.
The 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bear interest at a rate of 3.250% per year, payable semi-annually in arrears on March 1 and September 1 of each year.
During the fourth quarter ended December 31, 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the first quarter of 2025.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter, and the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders, agreed to provide the Bridge Facility to the Company in the amount of up to $2.075 billion in order to finance the planned acquisition in part. The Company expects to replace the Bridge Facility with permanent financing prior to the closing date, but there can be no assurance such financing will occur and any such expectation is subject to market conditions.
To the extent borrowings are made under the Bridge Facility, any loans would bear interest at a SOFR plus an applicable margin of 8.00% or a base rate plus an applicable margin of 7.00%, at the Company’s option. Such applicable margin would increase by an additional 0.75% on the date that is 90 days following the closing date of the planned acquisition. Any borrowings under the Bridge Facility would mature 364 days from the initial funding date, which would be on or around the closing date of the planned acquisition.
The availability of borrowings under the Bridge Facility is subject to the satisfaction of certain customary conditions for transactions of this type. Any definitive financing documentation for the Bridge Facility will contain customary representations and warranties, covenants and events of defaults for transactions of this type. Upon execution of any definitive financing documentation for the Bridge Facility, the Bridge Facility will be guaranteed by substantially all U.S. subsidiaries of the Company and secured by substantially all assets of the Company, its U.S. subsidiaries and, subject to certain conditions, certain of the Company’s Australian subsidiaries.
Accounts Receivable Securitization Program
As described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR plus an applicable margin. Funding capacity is limited to the availability of eligible receivables and is accounted for as a secured borrowing. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At December 31, 2024, the Company had no outstanding borrowings and $60.4 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at December 31, 2024.
The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.
Other Requirements
The Company will incur significant future cash outflows for certain liabilities related to its prior mining activities and former employees. Such cash flows pertain to postretirement benefit plans, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and end-of-mine closure costs and exploration obligations and are estimated to amount to approximately $100 million in 2025, $100 million in 2026, $150 million in 2027, $90 million in 2028, $140 million in 2029 and $1,275 million thereafter.

Peabody Energy Corporation	2024 Form 10-K	73

The Company has various short- and long-term take-or-pay arrangements in Australia and the U.S. associated with rail and port commitments for the delivery of coal, including amounts relating to export facilities. The estimated future cash flows associated with such arrangements are approximately $86 million in 2025, $90 million in 2026, $90 million in 2027, $90 million in 2028, $70 million in 2029 and $555 million thereafter.
The Company’s operating lease commitments, excluding potential contingent rental amounts, will require cash payments of approximately $38 million in 2025, $34 million in 2026, $29 million in 2027, $23 million in 2028, $6 million in 2029 and $3 million thereafter.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at December 31, 2024.
Cash Flows
The following table summarizes the Company’s cash flows for the years ended December 31, 2024 and 2023, as reported in the accompanying consolidated financial statements.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$606.5	$1,035.5
Net cash used in investing activities	(598.1)	(342.6)
Net cash used in financing activities	(276.0)	(460.3)
Net change in cash, cash equivalents and restricted cash	(267.6)	232.6
Cash, cash equivalents and restricted cash at beginning of period	1,650.2	1,417.6
Cash, cash equivalents and restricted cash at end of period	$1,382.6	$1,650.2
Operating Activities. The decrease in net cash provided by operating activities for the year ended December 31, 2024 compared to the prior year was driven by a year-over-year decrease in operating cash flow from working capital ($359.7 million), primarily attributable to changes in accounts payable and accrued expenses ($305.1 million) driven by income tax payments and accounts receivable ($66.5 million); the prior year receipt of cash related to variation margin requirements associated with derivative financial instruments ($198.0 million); and lower cash generated from mining operations. These unfavorable variances were partially offset by the Shoal Creek insurance recovery excluding proceeds attributable to equipment losses ($98.6 million), decreases in cash used for collateral requirements ($348.7 million) and discontinued operations ($74.5 million) primarily related to the prior year use of cash to settle disputed black lung claims.
Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2024 compared to the prior year was driven by the acquisition of Wards Well ($143.8 million), the deposit for the planned Anglo acquisition ($75.0 million) and higher capital expenditures driven by the Centurion Mine development ($53.0 million). These variances were partially offset by the Shoal Creek insurance recovery attributable to equipment losses ($10.9 million).
Financing Activities. The decrease in net cash used in financing activities for the year ended December 31, 2024 compared to the prior year was primarily driven by decreases in common stock repurchases ($164.6 million) and distributions to noncontrolling interest ($24.2 million).
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

Peabody Energy Corporation	2024 Form 10-K	74

The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk:

	December 31, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$925.1	$92.4	$1,017.5
Letters of credit (2)	55.2	91.5	146.7
	980.3	183.9	1,164.2
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$925.1	$183.8	$1,108.9
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
Not presented in the above table is $809.8 million of restricted cash and other balances serving as collateral which are included in the accompanying consolidated balance sheets at December 31, 2024, as described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance decreased $147.8 million during the year ended December 31, 2024 due to collateral releases related to reductions in reclamation bonding requirements, replacement of cash-collateralized letters of credit with letters of credit under the new revolving credit facility and the impact of foreign currency rate changes.
At December 31, 2024, the Company had total asset retirement obligations of $723.7 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
As noted above, the Company’s reclamation bonding requirements decreased during the year ended December 31, 2024, primarily due to an approximate $110 million reduction in U.S. reclamation bonding requirements. At December 31, 2024, the Company’s reclamation bonding requirements were supported by approximately $700 million of restricted cash and other balances serving as collateral, which substantially supports the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.
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

Peabody Energy Corporation	2024 Form 10-K	75

Asset Retirement Obligations. The Company’s asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, escalated for inflation and then discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. If the Company’s assumptions do not materialize as expected, actual cash expenditures and costs that it incurs could be materially different than currently estimated. Moreover, regulatory changes could increase its obligation to perform reclamation and mine closing activities. Amortization associated with the Company’s asset retirement obligation assets of $20.8 million for the year ended December 31, 2024 was included in “Depreciation, depletion and amortization” in the Company’s consolidated statements of operations. Asset retirement obligation expense, consisting of both accretion expense and changes in estimates for the Company’s inactive locations, for the year ended December 31, 2024 was $48.9 million and payments totaled $51.7 million. See Note 12. “Asset Retirement Obligations” to the accompanying consolidated financial statements for additional information regarding the Company’s asset retirement obligations.
Impairment of Long-Lived Assets. The Company evaluates its long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends and a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. The Company generally does not view short-term declines in thermal and metallurgical coal prices as an indicator of impairment for conducting impairment tests because of historic price volatility. However, the Company generally views a sustained trend of depressed coal pricing (for example, over periods exceeding one year) as a potential indicator of impairment. Because of the volatile and cyclical nature of coal prices and demand, it is reasonably possible that coal prices may decrease and/or fail to improve in the near term, which, absent sufficient mitigation such as an offsetting reduction in the Company’s operating costs, may result in the need for future adjustments to the carrying value of its long-lived mining assets and mining-related investments.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For its active mining operations, the Company generally groups such assets at the mine level, or the mining complex level for mines that share infrastructure. For its development and exploration properties and portfolio of surface land and coal reserve and resource holdings, the Company considers several factors to determine whether to evaluate those assets individually or on a grouped basis for purposes of impairment testing. Such factors include geographic proximity to one another, the expectation of shared infrastructure upon development based on future mining plans and whether it would be most advantageous to bundle such assets in the event of a sale to a third party.
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
No impairment charges related to long-lived assets were recorded for the year ended December 31, 2024. When necessary, the assumptions used are based on the Company’s best knowledge at the time it prepares its analysis but can vary significantly due to the volatile and cyclical nature of coal prices and demand, regulatory issues, unforeseen mining conditions, commodity prices and cost of labor. These factors may cause the Company to be unable to recover all or a portion of the carrying value of its long-lived assets.

Peabody Energy Corporation	2024 Form 10-K	76

The Company identified certain assets with an aggregate carrying value of approximately $208 million at December 31, 2024 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
See Note 3. “Asset Impairment” to the accompanying consolidated financial statements for additional information regarding impairment charges.
Income Taxes. The Company recognizes deferred tax assets and liabilities for the temporary difference between the consolidated financial carrying amounts of existing assets and liabilities and their respective tax bases and consideration of operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted rates in effect for the year in which temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided to reduce deferred tax assets to the amount that will be more likely than not realized. The Company makes judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, the impact of tax planning strategies and expected future taxable income.
Uncertainty exists regarding tax positions taken in previously filed tax returns which remain subject to examination, along with positions expected to be taken in future returns. The Company recognizes the tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Adjustments are made to the uncertain tax positions when facts and circumstances change, such as the closing of a tax audit; change in applicable tax laws, including tax case rulings and legislative guidance; or expiration of the applicable statute of limitations.
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

Peabody Energy Corporation	2024 Form 10-K	77

Coal Trading Activities and Related Commodity Price Risk
Peabody engages in direct and brokered trading of physical coal and freight-related commodities in over-the-counter (OTC) markets. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. Peabody actively measures, monitors, manages and hedges market price risk due to current and anticipated trading activities to remain within risk limits prescribed by management. Peabody also uses its coal trading and brokerage platform to support various coal production-related activities. These transactions may involve coal to be produced from its mines, coal sourcing arrangements with third-party mining companies, joint venture positions with producers or offtake agreements with producers. While the support activities (such as the forward sale of coal to be produced and/or purchased) may ultimately involve instruments sensitive to market price risk, the sourcing of coal in these arrangements does not involve market risk sensitive instruments.
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
Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements. As of December 31, 2024, the Company held average rate options with an aggregate notional amount of $388.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending September 30, 2025. As of December 31, 2024, the Company also held purchased collars with an aggregate notional amount of $528.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending September 30, 2025. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $195 to $205 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at December 31, 2024, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $194 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $154 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
Although Peabody believes its Australian dollar monetary asset position acts as a hedge to offset the impact on its results from operations, the Company may continue to use options and collars to hedge its cash flow exposure to currency risk associated with anticipated Australian dollar operating expenditures.

Peabody Energy Corporation	2024 Form 10-K	78

Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. Sales under such agreements comprised approximately 90%, 92% and 85% of its worldwide sales from its mining operations (by volume) for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had approximately 85 million tons of U.S. thermal coal priced and committed for 2025. This includes approximately 71 million tons of PRB coal and 14 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2025 thermal coal sales volumes from its Seaborne Thermal segment of 14.2 million to 15.2 million tons comprised of thermal export volume of 8.8 million to 9.8 million tons and domestic volume of 5.4 million tons. Peabody is estimating full year 2025 metallurgical coal sales from its Seaborne Metallurgical segment of 8.0 million to 9.0 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of December 31, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Diesel Fuel Price Risk
The Company expects to consume 85 to 95 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $22 million based on its expected usage.
As of December 31, 2024, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contracts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at December 31, 2024, a one percentage point decrease in interest rates would result in a decrease of approximately $14 million to interest income for the next twelve months.
Item 8.     Financial Statements and Supplementary Data.
See Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this report for the information required by this Item 8, which information is incorporated by reference herein.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Peabody’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, Peabody’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024 were effective to provide reasonable assurance that the desired control objectives were achieved.

Peabody Energy Corporation	2024 Form 10-K	79

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
There have been no changes in Peabody’s internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2024.
Peabody’s independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this annual report and issued an attestation report on Peabody’s internal control over financial reporting, as included herein.

/s/ James C. Grech	/s/ Mark A. Spurbeck
James C. Grech President and Chief Executive Officer	Mark A. Spurbeck Executive Vice President and Chief Financial Officer
February 20, 2025

Peabody Energy Corporation	2024 Form 10-K	80

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Peabody Energy Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peabody Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young, LLP

St. Louis, Missouri

February 20, 2025

Peabody Energy Corporation	2024 Form 10-K	81

Item 9B.     Other Information.
Securities Trading Plans of Directors and Executive Officers
On December 2, 2024, Scott T. Jarboe, Chief Administrative Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K), which is designed to be in effect until January 28, 2026, subject to customary exceptions. Mr. Jarboe’s Rule 10b5-1 trading arrangement calls for potential sales of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by Peabody to satisfy applicable taxes. The number of shares to be withheld, and thus the exact maximum number of shares to be sold pursuant to Mr. Jarboe’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Jarboe’s Rule 10b5-1 trading arrangement is 12,441.
Except as set forth above, during the three months ended December 31, 2024, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K is included under the caption Proposal 1 - “Election of Directors” in Peabody’s 2025 Proxy Statement and in Part I, Item 1. “Business” of this report under the caption “Information About Our Executive Officers.” The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Stock Ownership,” “Additional Information Concerning the Board of Directors - Corporate Governance - Code of Business Conduct and Ethics” and “Additional Information Concerning the Board of Directors - Committee Overview - Audit Committee” in Peabody’s 2025 Proxy Statement. Such information is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Additional Information Concerning the Board of Directors - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Risk Assessment in Compensation Programs,” “Executive Compensation Tables,” “Pay Ratio Disclosure” and “Pay Versus Performance Disclosure” in Peabody’s 2025 Proxy Statement and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K is included under the caption “Stock Ownership - Security Ownership of Directors and Management and Certain Beneficial Owners” in Peabody’s 2025 Proxy Statement and is incorporated herein by reference.

Peabody Energy Corporation	2024 Form 10-K	82

Equity Compensation Plan Information
As required by Item 201(d) of Regulation S-K, the following table provides information regarding Peabody’s equity compensation plans as of December 31, 2024:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	411,571	(1)	$—	(2)	5,451,805
Equity compensation plans not approved by security holders	—		—		—
Total	411,571		$—		5,451,805
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
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by Items 404 and 407(a) of Regulation S-K is included under the captions “Review of Related Person Transactions” and “Additional Information Concerning the Board of Directors - Board Independence” in Peabody’s 2025 Proxy Statement and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
The information required by Item 9(e) of Schedule 14A is included under the caption “Audit Fees” in Peabody’s 2025 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of the Report
(1) Financial Statements.
The following consolidated financial statements of Peabody Energy Corporation and the report thereon of the independent registered public accounting firm are included herein on the pages indicated:

Peabody Energy Corporation	2024 Form 10-K	83

(2) Financial Statement Schedules.
The following financial statement schedule of Peabody Energy Corporation is at the page indicated:

Page
Valuation and Qualifying Accounts	F-59
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
2.3 ‡
Share Purchase Agreement, dated as of November 25, 2024, by and among Peabody Energy Corporation, Anglo American Netherlands B.V., Anglo American Services (UK) Ltd. and Peabody SMC Pty Ltd (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed November 29, 2024).

2.4 ‡
Share and Asset Purchase Agreement, dated as of November 25, 2024, by and among Peabody Energy Corporation, Anglo American Netherlands B.V., Moranbah North Coal Pty Ltd., Anglo American Steelmaking Coal Assets Eastern Australia Limited, Anglo American Steelmaking Coal Holdings Limited, Anglo American Services (UK) Ltd. and Peabody MNG Pty Ltd (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, filed November 29, 2024).

2.5 ‡
Option Deed, dated as of November 25, 2024, by and among Peabody SMC Pty Ltd, Peabody Australia Holdco Pty Ltd, PT Bukit Makmur Internasional and PT Delta Dunia Makmur Tbk (Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K, filed November 29, 2024).

2.6 ‡
Dawson Loan Note Deed, dated as of November 25, 2024, by and among Peabody SMC Pty Ltd and PT Bukit Makmur Internasional (Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K, filed November 29, 2024).

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

4.2†	Description of Securities
4.3
Indenture, dated as of March 1, 2022, between Peabody Energy Corporation and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2022).

10.1	Federal Coal Lease WYW0321779: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.2	Federal Coal Lease WYW119554: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.3	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.4	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.5	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.6	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-59073, filed September 8, 1998).

Peabody Energy Corporation	2024 Form 10-K	84

10.7	Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.8	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.9	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.10	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.11	Federal Coal Lease Readjustment WYW78633: Caballo (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
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

10.24*
Amendment and Restatement of Contract of Employment, dated December 27, 2024, between Peabody Energy Australia Coal Pty Ltd and Darren R. Yeates (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 30, 2024).

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

Peabody Energy Corporation	2024 Form 10-K	85

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

Peabody Energy Corporation	2024 Form 10-K	86

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

10.47*	Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed April 3, 2017).
10.48
Registration Rights Agreement, dated as of April 3. 2017, among the Registrant and the stockholders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed, April 3, 2017).

10.49	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.50*
Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.51*
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.52*
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

10.54	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
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

10.57*
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

10.59*
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

Peabody Energy Corporation	2024 Form 10-K	87

10.61*
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

10.63*
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

10.65*
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

10.71* †	Form of 2025 Performance Unit Agreement (with cash) (ELT Level) under the Peabody Energy Corporation 2017 Incentive Plan.
10.72* †	Form of 2025 Restricted Stock Unit Agreement (ELT Level) under the Peabody Energy Corporation 2017 Incentive Plan.
10.73* †	Form of 2025 Service-Based Cash Award Agreement (ELT Level) under the Peabody Energy Corporation 2017 Incentive Plan.
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

Peabody Energy Corporation	2024 Form 10-K	88

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

10.84
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

10.85
Amendment to Surety Transaction Support Agreement and Surety Term Sheet, dated as of April 14, 2023, by and among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto and the providers of its surety program (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 17, 2023).

10.86*	Peabody Investments Corp. 2023 Supplemental Employee Retirement Account (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2023).
10.87
Credit Agreement, dated as of January 18, 2024, among Peabody Energy Corporation, certain subsidiaries of Peabody Energy Corporation party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K file January 18, 2024).

10.88
Amendment No. 1 to Credit Agreement, dated as of November 25, 2024, by and among Peabody Energy Corporation, PNC Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 25, 2024).

19.1†	Insider Trading Policy, effective as of February 23, 2023
21†	List of Subsidiaries.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2†	Consents of Qualified Persons for Technical Report Summary for the North Antelope Rochelle Mine.
23.3†	Consents of Qualified Persons for Technical Report Summary for the Wilpinjong Mine.
23.4†	Consents of Qualified Persons for Technical Report Summary for the Centurion Mine.
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

96.2	Technical Report Summary for the Wilpinjong Mine, effective as of December 31, 2023 (Incorporated by reference to Exhibit 96.2 of the Registrant’s Annual Report on Form 10-K, filed February 23, 2024)
96.3	Technical Report Summary for the Centurion Mine, effective as of October 15, 2024 (Incorporated by reference to Exhibit 96.1 of the Registrant’s Current Report on Form 8-K, filed October 15, 2024)
97	Peabody Energy Corporation Clawback Policy, effective as of August 3, 2023 (Incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K, filed February 23, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Peabody Energy Corporation	2024 Form 10-K	89

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

†	Filed herewith.
‡	Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6) and Item 601(b)(2)(ii). This exhibit excludes certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted information, schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5), Item 601(a)(6) and Item 601(b)(2)(ii), as applicable, will be furnished to the Securities and Exchange Commission upon request.
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
Item 16.Form 10-K Summary.
None.

Peabody Energy Corporation	2024 Form 10-K	90

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ JAMES C. GRECH
James C. Grech President and Chief Executive Officer
Date: February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. GRECH	President and Chief Executive Officer, Director (principal executive officer)	February 20, 2025
James C. Grech

/s/ MARK A. SPURBECK	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 20, 2025
Mark A. Spurbeck

/s/ M. KATHERINE BANKS	Director	February 20, 2025
M. Katherine Banks

/s/ ANDREA BERTONE	Director	February 20, 2025
Andrea Bertone

/s/ BILL CHAMPION	Director	February 20, 2025
Bill Champion

/s/ NICHOLAS CHIREKOS	Director	February 20, 2025
Nicholas Chirekos

/s/ STEPHEN GORMAN	Director	February 20, 2025
Stephen Gorman

/s/ JOE LAYMON	Director	February 20, 2025
Joe Laymon

/s/ ROBERT MALONE	Chairman	February 20, 2025
Robert Malone

Peabody Energy Corporation	2024 Form 10-K	91

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peabody Energy Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Peabody Energy Corporation	2024 Form 10-K	F-1

Asset Retirement Obligation Liabilities – Surface Mines
Description of the Matter	At December 31, 2024, the Company’s asset retirement obligation (ARO) liabilities totaled $723.7 million. As discussed in Note 1 and Note 12 to the consolidated financial statements, the Company estimates its ARO liabilities in the U.S. and Australia for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. The Company records an ARO asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. As changes in estimates occur, the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

Auditing the Company’s ARO liabilities for surface mines was complex because the calculation involves subjective assumptions related to estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for ARO liabilities for surface mines, including controls over management’s review of the ARO calculation and the significant assumptions and data inputs described above.

Our audit procedures included, among others, evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its estimate of ARO liabilities for surface mines. To assess the estimates of disturbed acreage, estimates of future costs to reclaim the disturbed acreage, and the timing of these cash flows, we evaluated significant changes from the prior estimate, evaluated consistency between timing of reclamation activities and projected mine life, evaluated the estimated costs for surface mines, compared anticipated costs to recent operating or third-party data, and recalculated management's estimate. Additionally, we involved our specialists to assist in our assessment of the Company’s ARO liabilities for surface mines. As part of this effort, our specialists interviewed members of the Company’s engineering staff, assessed the completeness of the mine reclamation estimate with respect to meeting mine closure and post closure plan regulatory requirements, and tested the accuracy and completeness of the underlying data used in the engineering estimates and assessed the significant assumptions discussed above.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 1991.

St. Louis, Missouri

February 20, 2025

Peabody Energy Corporation	2024 Form 10-K	F-2

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions, except per share data)
Revenue	$4,236.7	$4,946.7	$4,981.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	3,420.9	3,385.1	3,290.8
Depreciation, depletion and amortization	343.0	321.4	317.6
Asset retirement obligation expenses	48.9	50.5	49.4
Selling and administrative expenses	91.0	90.7	88.8
Restructuring charges	4.4	3.3	2.9
Transaction costs related to business combinations	10.3	—	—
Other operating (income) loss:
Net gain on disposals	(9.8)	(15.0)	(29.2)
Asset impairment	—	2.0	11.2
Provision for NARM and Shoal Creek losses	3.7	40.9	—
Shoal Creek insurance recovery	(109.5)	—	—
Income from equity affiliates	(11.5)	(6.9)	(131.2)
Operating profit	445.3	1,074.7	1,381.6
Interest expense, net of capitalized interest	46.9	59.8	140.3
Net loss on early debt extinguishment	—	8.8	57.9
Interest income	(71.0)	(76.8)	(18.4)
Net periodic benefit credit, excluding service cost	(40.6)	(41.6)	(49.0)
Net mark-to-market adjustment on actuarially determined liabilities	(6.1)	(0.3)	(27.8)
Income from continuing operations before income taxes	516.1	1,124.8	1,278.6
Income tax provision (benefit)	108.8	308.8	(38.8)
Income from continuing operations, net of income taxes	407.3	816.0	1,317.4
(Loss) income from discontinued operations, net of income taxes	(3.8)	(0.4)	1.7
Net income	403.5	815.6	1,319.1
Less: Net income attributable to noncontrolling interests	32.6	56.0	22.0
Net income attributable to common stockholders	$370.9	$759.6	$1,297.1

Income from continuing operations:
Basic income per share	$2.99	$5.52	$9.12
Diluted income per share	$2.73	$5.00	$8.29
Net income attributable to common stockholders:
Basic income per share	$2.96	$5.52	$9.13
Diluted income per share	$2.70	$5.00	$8.31
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2024 Form 10-K	F-3

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net income	$403.5	$815.6	$1,319.1
Postretirement plans (net of $0.0 tax provisions in each period)	(46.5)	(53.8)	(53.8)
Foreign currency translation adjustment	(4.3)	0.9	(1.6)
Other comprehensive loss, net of income taxes	(50.8)	(52.9)	(55.4)
Comprehensive income	352.7	762.7	1,263.7
Less: Net income attributable to noncontrolling interests	32.6	56.0	22.0
Comprehensive income attributable to common stockholders	$320.1	$706.7	$1,241.7
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2024 Form 10-K	F-4

PEABODY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$700.4	$969.3
Accounts receivable, net of allowance for credit losses of $0.0 at December 31, 2024 and 2023	359.3	389.7
Inventories, net	393.4	351.8
Other current assets	327.6	308.9
Total current assets	1,780.7	2,019.7
Property, plant, equipment and mine development, net	3,081.5	2,844.1
Operating lease right-of-use assets	119.3	61.9
Restricted cash and collateral	809.8	957.6
Investments and other assets	162.4	78.8
Total assets	$5,953.7	$5,962.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15.8	$13.5
Accounts payable and accrued expenses	811.7	965.5
Total current liabilities	827.5	979.0
Long-term debt, less current portion	332.3	320.7
Deferred income taxes	40.9	28.6
Asset retirement obligations, less current portion	667.8	648.6
Accrued postretirement benefit costs	120.4	148.4
Operating lease liabilities, less current portion	86.7	47.7
Other noncurrent liabilities	169.3	181.6
Total liabilities	2,244.9	2,354.6
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of December 31, 2024 or 2023	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of December 31, 2024 or 2023	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.1 shares issued and 121.4 shares outstanding as of December 31, 2024 and 188.6 shares issued and 128.7 shares outstanding as of December 31, 2023	1.9	1.9
Additional paid-in capital	3,990.5	3,983.0
Treasury stock, at cost — 67.7 and 59.9 common shares as of December 31, 2024 and 2023	(1,926.5)	(1,740.2)
Retained earnings	1,445.8	1,112.7
Accumulated other comprehensive income	138.8	189.6
Peabody Energy Corporation stockholders’ equity	3,650.5	3,547.0
Noncontrolling interests	58.3	60.5
Total stockholders’ equity	3,708.8	3,607.5
Total liabilities and stockholders’ equity	$5,953.7	$5,962.1
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2024 Form 10-K	F-5

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$403.5	$815.6	$1,319.1
Loss (income) from discontinued operations, net of income taxes	3.8	0.4	(1.7)
Income from continuing operations, net of income taxes	407.3	816.0	1,317.4
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	343.0	321.4	317.6
Noncash interest expense, net	5.4	4.6	17.7
Deferred income taxes	12.2	82.9	(81.6)
Noncash share-based compensation	7.3	6.9	8.4
Asset impairment	—	2.0	11.2
Noncash provision for NARM and Shoal Creek losses	—	33.7	—
Net gain on disposals	(9.8)	(15.0)	(29.2)
Noncash income from port and rail capacity assignment	(0.3)	(9.6)	—
Net loss on early debt extinguishment	—	8.8	57.9
Income from equity affiliates	(11.5)	(6.9)	(131.2)
Shoal Creek insurance recovery attributable to equipment losses	(10.9)	—	—
Foreign currency option contracts	9.0	(7.4)	2.3
Changes in current assets and liabilities:
Accounts receivable	21.9	88.4	(115.0)
Inventories	(41.6)	(59.7)	(69.4)
Other current assets	(5.3)	0.9	(29.3)
Accounts payable and accrued expenses	(184.9)	120.2	68.0
Collateral arrangements	149.1	(199.6)	(53.3)
Asset retirement obligations	(4.5)	(10.3)	(22.3)
Workers’ compensation obligations	2.3	1.2	(0.9)
Postretirement benefit obligations	(74.5)	(61.9)	(109.3)
Pension obligations	3.6	(1.3)	18.6
Other, net	(5.0)	1.0	2.7
Net cash provided by continuing operations	612.8	1,116.3	1,180.3
Net cash used in discontinued operations	(6.3)	(80.8)	(6.7)
Net cash provided by operating activities	606.5	1,035.5	1,173.6
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2024 Form 10-K	F-6

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(401.3)	(348.3)	(221.5)
Changes in accrued expenses related to capital expenditures	(1.2)	2.9	(2.7)
Wards Well acquisition	(143.8)	—	—
Deposit associated with planned acquisition	(75.0)	—	—
Insurance proceeds attributable to Shoal Creek equipment losses	10.9	—	—
Proceeds from disposal of assets, net of receivables	17.1	22.8	40.6
Contributions to joint ventures	(728.0)	(741.6)	(645.9)
Distributions from joint ventures	717.2	721.7	631.6
Advances to investments	(0.1)	(0.5)	(1.5)
Cash receipts from Middlemount Coal Pty Ltd and other investments	0.4	2.6	171.8
Other, net	5.7	(2.2)	(1.1)
Net cash used in investing activities	(598.1)	(342.6)	(28.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	—	545.0
Proceeds from loan note related to planned acquisition	9.3	—	—
Repayments of long-term debt	(10.4)	(9.0)	(1,407.4)
Payment of debt issuance and other deferred financing costs	(12.0)	(0.3)	(21.1)
Proceeds from common stock issuances, net of costs	—	—	222.0
Common stock repurchases	(183.1)	(347.7)	—
Excise taxes paid related to common stock repurchases	(3.3)	—	—
Repurchase of employee common stock relinquished for tax withholding	(4.1)	(13.7)	(2.6)
Dividends paid	(37.6)	(30.6)	—
Distributions to noncontrolling interests	(34.8)	(59.0)	(17.5)
Net cash used in financing activities	(276.0)	(460.3)	(681.6)
Net change in cash, cash equivalents and restricted cash	(267.6)	232.6	463.3
Cash, cash equivalents and restricted cash at beginning of period (1)	1,650.2	1,417.6	954.3
Cash, cash equivalents and restricted cash at end of period (2)	$1,382.6	$1,650.2	$1,417.6

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$969.3
Restricted cash included in “Restricted cash and collateral”	680.9
Cash, cash equivalents and restricted cash at beginning of period	$1,650.2

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$700.4
Restricted cash included in “Restricted cash and collateral”	682.2
Cash, cash equivalents and restricted cash at end of period	$1,382.6
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2024 Form 10-K	F-7

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions, except per share data)
December 31, 2021	$1.8	$3,745.6	$(1,370.3)	$(913.2)	$297.9	$59.0	$1,820.8
Net income	—	—	—	1,297.1	—	22.0	1,319.1
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	(53.8)	—	(53.8)
Foreign currency translation adjustment	—	—	—	—	(1.6)	—	(1.6)
Share-based compensation for equity-classified awards	—	8.4	—	—	—	—	8.4
Common stock issuances, net of costs	0.1	221.9	—	—	—	—	222.0
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.6)	—	—	—	(2.6)
Distributions to noncontrolling interests	—	—	—	—	—	(17.5)	(17.5)
December 31, 2022	$1.9	$3,975.9	$(1,372.9)	$383.9	$242.5	$63.5	$3,294.8
Net income	—	—	—	759.6	—	56.0	815.6
Dividends declared ($0.225 per share)	—	0.2	—	(30.8)	—	—	(30.6)
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	(53.8)	—	(53.8)
Foreign currency translation adjustment	—	—	—	—	0.9	—	0.9
Share-based compensation for equity-classified awards	—	6.9	—	—	—	—	6.9
Common stock repurchases	—	—	(347.7)	—	—	—	(347.7)
Net change in unsettled common stock repurchases	—	—	(2.6)	—	—	—	(2.6)
Excise tax accrued on common stock repurchases	—	—	(3.3)	—	—	—	(3.3)
Repurchase of employee common stock relinquished for tax withholding	—	—	(13.7)	—	—	—	(13.7)
Distributions to noncontrolling interests	—	—	—	—	—	(59.0)	(59.0)
December 31, 2023	$1.9	$3,983.0	$(1,740.2)	$1,112.7	$189.6	$60.5	$3,607.5
Net income	—	—	—	370.9	—	32.6	403.5
Dividends declared ($0.300 per share)	—	0.2	—	(37.8)	—	—	(37.6)
Postretirement plans (net of $0.0 tax provision)	—	—	—	—	(46.5)	—	(46.5)
Foreign currency translation adjustment	—	—	—	—	(4.3)	—	(4.3)
Share-based compensation for equity-classified awards	—	7.3	—	—	—	—	7.3
Common stock repurchases	—	—	(183.1)	—	—	—	(183.1)
Net change in unsettled common stock repurchases	—	—	2.6	—	—	—	2.6
Excise tax accrued on common stock repurchases	—	—	(1.7)	—	—	—	(1.7)
Repurchase of employee common stock relinquished for tax withholding	—	—	(4.1)	—	—	—	(4.1)
Distributions to noncontrolling interests	—	—	—	—	—	(34.8)	(34.8)
December 31, 2024	$1.9	$3,990.5	$(1,926.5)	$1,445.8	$138.8	$58.3	$3,708.8
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2024 Form 10-K	F-8

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
Description of Business
The Company is engaged in the mining of thermal coal for sale primarily to electric utilities and industrial facilities and metallurgical coal for sale to steel producers. The Company’s mining operations are located in the United States (U.S.) and Australia, including an equity-affiliate mining operation in Australia. The Company’s other commercial activities include trading and brokerage activities, managing its coal reserves and resources and real estate holdings and supporting the development of clean coal technologies. On November 21, 2024, Peabody entered into a partnership with an unrelated renewable energy company, to advance renewable energy projects by repurposing reclaimed land previously used for mining, including certain reclaimed mining land held by the Company.
Newly Adopted Accounting Standards
Segments. In November 2023, Accounting Standards Update (ASU) 2023-07 was issued, which requires public entities to provide in interim periods, following adoption, all disclosures about a reportable segment’s profit or loss that are currently required annually; disclose significant segment expense categories and amounts that are easily computable from the management reports that are regularly provided to the chief operating decision maker (CODM); disclose how the CODM uses each reported measure to assess performance and allocate resources; and disclose the title of the position of the individual identified as the CODM. The Company adopted the amendments effective December 31, 2024, and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. The adoption of this ASU impacted its disclosures in Note 22. “Segment and Geographic Information,” with no impacts to its consolidated results of operations, cash flows and financial condition.
Accounting Standards Not Yet Implemented
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
Expense Disaggregation. In November 2024, ASU 2024-03 was issued, which requires public entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments should be applied prospectively, with a retrospective option. Early adoption is permitted. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated results of operations, cash flows and financial condition.
Induced Conversions of Convertible Debt. In November 2024, ASU 2024-04 was issued, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2025 and interim reporting periods within those periods. The amendments should be applied prospectively, with a retrospective option. Early adoption is permitted. The Company will apply this guidance upon its adoption, as applicable.

Peabody Energy Corporation	2024 Form 10-K	F-9

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

Peabody Energy Corporation	2024 Form 10-K	F-10

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Discontinued operations include certain former Seaborne Thermal and Other U.S. Thermal segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
On August 8, 2023, the Company entered into a settlement agreement with the U.S. Department of Labor to resolve a liability dispute regarding the federal black lung claims of Patriot. In accordance with the settlement agreement, the Company paid $72.0 million to settle the Patriot federal black lung claims, with the exception of approximately $4.2 million of certain claims for attorney’s fees and additional compensation due to claimants not paid during appeal. As a result of the settlement, the Company recognized a $3.9 million gain within “(Loss) income from discontinued operations, net of income taxes” during the year ended December 31, 2023.
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

Peabody Energy Corporation	2024 Form 10-K	F-11

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Materials and supplies inventory is valued at the lower of average cost or net realizable value, less a reserve for obsolete or surplus items. This reserve incorporates several factors, such as anticipated usage, inventory turnover and inventory levels.
Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Capitalized interest for the year ended December 31, 2024 was $5.8 million. There was no capitalized interest in 2023 or 2022. Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs are charged to operating costs as incurred. Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Maintenance and repair costs incurred to maintain current production capacity at a mine are charged to operating costs as incurred. Costs to acquire computer hardware and the development and/or purchase of software for internal use are capitalized and depreciated over the estimated useful lives.
Coal reserves and resources are recorded at cost, or at fair value in the case of nonmonetary exchanges of coal reserves and resources or business acquisitions.
Depletion of coal reserves and resources and amortization of advance royalties are computed using the units-of-production method utilizing expected recoverable tons (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized over the estimated lives of the mine using the straight-line method. Depreciation of plant and equipment is computed using the straight-line method over the shorter of the asset’s estimated useful life or the life of the mine. At December 31, 2024, the maximum estimated remaining life for any of the Company’s mines was 29 years. As such, the estimated useful lives of the building and improvements and machinery and equipment asset categories range from 1 to 29 years. The estimated life of leasehold improvements is the shorter of useful life or remaining life of the lease.
The Company leases coal reserves under agreements that require royalties to be paid as the coal is sold. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $370.0 million, $448.3 million and $450.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Peabody Energy Corporation	2024 Form 10-K	F-12

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
Equity Investments
The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the joint venture. Investments accounted for under the equity method are initially recorded at cost and any difference between the cost of the Company’s investment and the underlying equity in the net assets of the joint venture at the investment date is amortized over the lives of the related assets that gave rise to the difference. The Company’s pro-rata share of the operating results of joint ventures and basis difference amortization is reported in the consolidated statements of operations in “Income from equity affiliates.” Similarly, the Company’s pro-rata share of the cumulative foreign currency translation adjustment of its equity method investments whose functional currency is not the U.S. dollar is reported in the consolidated balance sheets as a component of “Accumulated other comprehensive income,” with periodic changes thereto reflected in the consolidated statements of comprehensive income. With respect to cash flows attributable to its equity investments, the Company applies the cumulative earnings approach, in which distributions received are considered returns on investment and are classified as cash inflows from operating activities unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed the cumulative equity in earnings recognized by the Company (as adjusted for amortization of basis differences). When such an excess occurs, current-period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities.
The Company monitors its equity method investments for circumstances that indicate that the carrying value of the investment may not be recoverable and are determined to be other than temporary. Examples of such indicators include a sustained history of operating losses and adverse changes in earnings and cash flow outlook. In the absence of quoted market prices for an investment, discounted cash flow projections are used to assess fair value, the underlying assumptions to which are generally considered unobservable Level 3 inputs under the fair value hierarchy. If the fair value of an investment is determined to be below its carrying value and that loss in fair value is deemed other than temporary, an impairment loss is recognized. No such impairment losses were recorded in any period presented.
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

Peabody Energy Corporation	2024 Form 10-K	F-13

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
Accrued contingent liabilities exclude claims against third parties and are not discounted. The current portion of these accruals is included in “Accounts payable and accrued expenses” and the long-term portion is included in “Other noncurrent liabilities” in the consolidated balance sheets. In general, legal fees related to environmental remediation and litigation are charged to expense. The Company includes the interest component of any litigation-related penalties within “Interest expense, net of capitalized interest” in the consolidated statements of operations.
The Company applies a loss recovery approach for contingent gains related to contingent consideration. Any consideration is recognized when the contingency is resolved and the consideration is realizable and collection is probable.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the temporary difference between the consolidated financial carrying amounts of existing assets and liabilities and their respective tax bases and consideration of operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted rates in effect for the year in which temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided to reduce deferred tax assets to the amount that will be more likely than not realized. The Company makes judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, the impact of tax planning strategies and expected future taxable income.
The Company recognizes the tax benefit from uncertain tax positions when it is more likely than not the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. Tax-related interest and penalties are classified as a component of income tax expense.
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

Peabody Energy Corporation	2024 Form 10-K	F-14

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
Included as a component of “Restructuring charges” in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were aggregate restructuring charges of $4.4 million, $3.3 million and $2.9 million, respectively, primarily associated with voluntary and involuntary workforce reductions. As of December 31, 2024, a $3.4 million accrual for restructuring charges remained in “Accounts payable and accrued expenses,” which is expected to be paid during 2025.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.
Asset Acquisitions
The Company recognizes the obligation for contingent consideration in asset acquisitions as an adjustment to the cost basis of the assets acquired if and when the contingency is resolved and the consideration is paid or becomes payable.

Peabody Energy Corporation	2024 Form 10-K	F-15

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends and a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. The Company generally does not view short-term declines in thermal and metallurgical coal prices as an indicator of impairment for conducting impairment tests because of historic price volatility. However, the Company generally views a sustained trend of depressed coal pricing (for example, over periods exceeding one year) as a potential indicator of impairment. Because of the volatile and cyclical nature of coal prices and demand, it is reasonably possible that coal prices may decrease and/or fail to improve in the near term, which, absent sufficient mitigation such as an offsetting reduction in the Company’s operating costs, may result in the need for future adjustments to the carrying value of its long-lived mining assets and mining-related investments.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For its active mining operations, the Company generally groups such assets at the mine level, or the mining complex level for mines that share infrastructure. For its development and exploration properties and portfolio of surface land and coal reserve and resource holdings, the Company considers several factors to determine whether to evaluate those assets individually or on a grouped basis for purposes of impairment testing. Such factors include geographic proximity to one another, the expectation of shared infrastructure upon development based on future mining plans and whether it would be most advantageous to bundle such assets in the event of sale to a third party.
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
Refer to Note 3. “Asset Impairment” for details regarding impairment charges related to long-lived assets of $9.5 million recognized during the year ended December 31, 2022. There were no impairment charges related to long-lived assets during the years ended December 31, 2024 or 2023.
Fair Value
For assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Peabody Energy Corporation	2024 Form 10-K	F-16

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign Currency
Functional currency is determined by the primary economic environment in which an entity operates, which for the Company’s foreign operations is generally the U.S. dollar because sales prices in international coal markets and the Company’s sources of financing for those operations are denominated in that currency. Accordingly, substantially all of the Company’s consolidated foreign subsidiaries utilize the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement related to tax balances are included as a component of “Income tax provision (benefit),” while all other remeasurement gains and losses are included in “Operating costs and expenses” in the consolidated statements of operations. The total impact of foreign currency remeasurement on the consolidated statements of operations was a net loss of $32.3 million for the year ended December 31, 2024 and net gains of $5.3 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.
The Company owns a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. Middlemount utilizes the Australian dollar as its functional currency. Accordingly, the assets and liabilities of that equity investee are translated to U.S. dollars at the year-end exchange rate and income and expense accounts are translated at the average rate in effect during the year. The Company’s pro-rata share of the translation gains and losses of the equity investee are recorded as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. Australian dollar denominated stockholder loans to the Middlemount Mine, which are long term in nature, are considered part of the Company’s net investment in that operation. Accordingly, foreign currency gains or losses on those loans are recorded as a component of foreign currency translation adjustment. The Company recorded a net loss from foreign currency translation of $4.3 million for year ended December 31, 2024, a net gain of $0.9 million for the year ended December 31, 2023 and a net loss of $1.6 million for the year ended December 31, 2022.
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

Peabody Energy Corporation	2024 Form 10-K	F-17

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
(2)    Revenue Recognition
Disaggregation of Revenue
Revenue by product type and market is set forth in the following tables. With respect to its seaborne reportable segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Year Ended December 31, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$150.8	$—	$1,096.4	$785.0	$—	$2,032.2
Export	1,060.6	—	—	—	—	1,060.6
Total thermal	1,211.4	—	1,096.4	785.0	—	3,092.8
Metallurgical coal
Export	—	1,049.5	—	—	—	1,049.5
Total metallurgical	—	1,049.5	—	—	—	1,049.5
Other (2)	2.5	6.1	2.4	37.6	45.8	94.4
Revenue	$1,213.9	$1,055.6	$1,098.8	$822.6	$45.8	$4,236.7

	Year Ended December 31, 2023
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$136.4	$—	$1,193.9	$867.7	$—	$2,198.0
Export	1,192.5	—	—	—	—	1,192.5
Total thermal	1,328.9	—	1,193.9	867.7	—	3,390.5
Metallurgical coal
Export	—	1,299.6	—	—	—	1,299.6
Total metallurgical	—	1,299.6	—	—	—	1,299.6
Other (2)	0.8	2.3	4.2	20.5	228.8	256.6
Revenue	$1,329.7	$1,301.9	$1,198.1	$888.2	$228.8	$4,946.7

Peabody Energy Corporation	2024 Form 10-K	F-18

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$167.6	$—	$1,066.0	$943.9	$—	$2,177.5
Export	1,177.3	—	—	3.5	—	1,180.8
Total thermal	1,344.9	—	1,066.0	947.4	—	3,358.3
Metallurgical coal
Export	—	1,610.8	—	—	—	1,610.8
Total metallurgical	—	1,610.8	—	—	—	1,610.8
Other (2)	0.7	6.1	(0.5)	4.8	1.7	12.8
Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2	$1.7	$4,981.9
(1)    Corporate and Other includes the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Unrealized gains (losses) on derivative contracts related to forecasted sales	$—	$159.0	$(35.8)
Realized losses on derivative contracts related to forecasted sales	—	(80.9)	(455.1)
Revenue from physical sale of coal (3)	27.8	109.4	470.7
Trading revenue	—	—	10.7
Other (2)	18.0	41.3	11.2
Total Corporate and Other	$45.8	$228.8	$1.7
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
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to December 31, 2024 of approximately $3.6 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at December 31, 2024. Approximately 51% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(Dollars in millions)
Trade receivables, net	$294.9	$322.3
Miscellaneous receivables, net	64.4	67.4
Accounts receivable, net	$359.3	$389.7
None of the above receivables included allowances for credit losses at December 31, 2024 or 2023. No charges for credit losses were recognized during the years ended December 31, 2024, 2023 or 2022.

Peabody Energy Corporation	2024 Form 10-K	F-19

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)    Asset Impairment
No asset impairment charges were recognized during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized impairment charges of $2.0 million related to the fair value of an investment in equity securities. During the year ended December 31, 2022, the Company recognized impairment charges of $9.5 million related to the sale of certain land interests in Australia and $1.7 million related to the fair value of an investment in equity securities.
The Company identified certain assets with an aggregate carrying value of approximately $208 million at December 31, 2024 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(4)    Inventories
“Inventories, net” as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(Dollars in millions)
Materials and supplies, net	$157.5	$153.0
Raw coal	109.6	105.6
Saleable coal	126.3	93.2
Inventories, net	$393.4	$351.8
Materials and supplies inventories, net presented above have been shown net of reserves of $3.5 million and $7.2 million as of December 31, 2024 and 2023, respectively.
(5)     Equity Method Investments
The Company’s equity method investments include its interests in Middlemount, R3 Renewables LLC (R3), R3 Renewables II LLC (R3 II) and certain other equity method investments.
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the consolidated balance sheets, and the related “Income from equity affiliates”:

	Book Value at		(Income) Loss from Equity Affiliates
	December 31,		Year Ended December 31,
	2024	2023	2024	2023	2022
	(Dollars in millions)
Equity method investment related to Middlemount	$52.7	$42.5	$(14.9)	$(14.8)	$(135.1)
Equity method investment related to R3	—	7.1	3.3	7.9	3.9
Equity method investment related to R3 II	5.8	—	0.1	—	—
Total equity method investments	$58.5	$49.6	$(11.5)	$(6.9)	$(131.2)
Middlemount
The Company received no cash payments from Middlemount during the years ended December 31, 2024 and 2023. The Company received cash payments from Middlemount of $168.4 million during the year ended December 31, 2022.
During the years ended December 31, 2024, 2023 and 2022, respectively, Middlemount generated revenue of approximately $229 million, $219 million and $441 million (on a 50% basis).
Middlemount had current assets, noncurrent assets, current liabilities and noncurrent liabilities of $62.9 million, $224.1 million, $146.2 million and $25.8 million, respectively, as of December 31, 2024 and $48.2 million, $199.5 million, $76.6 million and $58.2 million, respectively, as of December 31, 2023 (on a 50% basis).

Peabody Energy Corporation	2024 Form 10-K	F-20

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
R3
In March 2022, the Company entered into a joint venture with unrelated partners to form R3. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $11.3 million, $8.0 million and $10.9 million to R3 during the years ended December 31, 2024, 2023 and 2022, respectively.
In November 2024, R3 sold seven projects to an unrelated party and contributed the remaining three projects to a new entity (R3 II). The unrelated party purchased 75% of the equity in R3 II for cash and contingent consideration for the future obligation to pay seller’s milestone payments. R3 used the proceeds from the sale of R3 II to repurchase shares from the other investors of R3, such that Peabody is the only remaining equity holder of R3, which has a 25% equity interest in R3 II. R3 also distributed $11.4 million of the proceeds to Peabody. As Peabody is the only remaining equity holder of R3, the Company consolidated R3.
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
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of December 31, 2024, the Company held average rate options with an aggregate notional amount of $388.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending September 30, 2025. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.74 over the nine-month period ending September 30, 2025. As of December 31, 2024, the Company also held purchased collars with an aggregate notional amount of $528.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending September 30, 2025. The purchased collars have a floor and ceiling of approximately $0.59 and $0.73, respectively, whereby the Company will incur a loss on the instruments for rates below the floor and a gain for rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of December 31, 2024, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
During the year ended December 31, 2024, the Company did not have any open positions. During the year ended December 31, 2023, the Company recorded a net unrealized mark-to-market gain of $159.0 million on financial coal derivative contracts and no unrealized mark-to-market gains or losses on physical forward sales contracts. During the year ended December 31, 2022, the Company recorded a net unrealized mark-to-market loss of $35.8 million on coal derivative contracts, which included approximately $65 million of unrealized mark-to-market losses on financial coal derivative contracts and approximately $29 million of unrealized mark-to-market gains on physical forward sales contracts.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held no financial trading contracts as of December 31, 2024.

Peabody Energy Corporation	2024 Form 10-K	F-21

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the consolidated balance sheets. As of December 31, 2024, the Company had a liability derivative comprised of foreign currency option contracts with a fair value of $3.6 million. As of December 31, 2023, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $6.2 million. The net amount of asset derivatives is included in “Other current assets” and the net amount of liability derivatives is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings. The tables below show the amounts of pretax gains and losses related to the Company’s derivatives and their classification within the accompanying consolidated statements of operations.

		Year Ended December 31, 2024
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(12.7)	$(3.7)	$(9.0)
Total		$(12.7)	$(3.7)	$(9.0)

		Year Ended December 31, 2023
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(1.9)	$(9.3)	$7.4
Derivative contracts related to forecasted sales	Revenue	78.1	(80.9)	159.0
Financial trading contracts	Revenue	—	11.5	(11.5)
Total		$76.2	$(78.7)	$154.9

		Year Ended December 31, 2022
		Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(8.4)	$(6.1)	$(2.3)
Derivative contracts related to forecasted sales	Revenue	(490.9)	(455.1)	(35.8)
Financial trading contracts	Revenue	10.7	1.1	9.6
Total		$(488.6)	$(460.1)	$(28.5)
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

Peabody Energy Corporation	2024 Form 10-K	F-22

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth the hierarchy of the Company’s net asset (liability) positions for which fair value is measured on a recurring basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$(3.6)	$—	$(3.6)
Equity securities	1.0	—	—	1.0
Total net assets (liabilities)	$1.0	$(3.6)	$—	$(2.6)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$6.2	$—	$6.2
Equity securities	0.4	—	—	0.4
Total net assets	$0.4	$6.2	$—	$6.6
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2024 and 2023:
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

	December 31,
	2024	2023
	(Dollars in millions)
Total debt at par value	$354.4	$342.3
Less: Unamortized debt issuance costs	(6.3)	(8.1)
Net carrying amount	$348.1	$334.2

Estimated fair value	$438.0	$483.9
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

Peabody Energy Corporation	2024 Form 10-K	F-23

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Beginning of period	$—	$2.5	$4.0
Impairment loss included in earnings	—	(2.0)	(1.7)
Purchases	—	—	0.2
Exchange	—	(0.5)	—
End of period	$—	$—	$2.5
The Company had no transfers between Levels 1, 2 and 3 during any of the periods presented in the table above. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7)    Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(Dollars in millions)
Land and coal interests	$2,648.5	$2,475.2
Buildings and improvements	726.7	647.6
Machinery and equipment	2,078.8	1,787.6
Less: Accumulated depreciation, depletion and amortization	(2,372.5)	(2,066.3)
Property, plant, equipment and mine development, net	$3,081.5	$2,844.1
Land and coal interests included coal reserves and resources with a net book value of $1.1 billion and $1.2 billion as of December 31, 2024 and 2023, respectively. Such coal reserves and resources were comprised of mineral rights for leased coal interests and advance royalties that had a net book value of $0.6 billion and $0.7 billion at December 31, 2024 and 2023, respectively, and coal reserves and resources held by fee ownership of $0.5 billion as of both December 31, 2024 and 2023. The amount of coal reserves and resources unassigned to active mining operations, and thus not subject to current depletion, including certain exploratory properties, was $0.1 billion as of both December 31, 2024 and 2023.
(8)    Income Taxes
Income from continuing operations before income taxes for the periods presented below consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
U.S.	$180.2	$77.8	$59.7
Non-U.S.	335.9	1,047.0	1,218.9
Total	$516.1	$1,124.8	$1,278.6

Peabody Energy Corporation	2024 Form 10-K	F-24

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total income tax provision (benefit) for the periods presented below consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Current:
U.S. federal	$(0.1)	$(0.1)	$(0.2)
Non-U.S.	96.7	225.9	42.9
State	—	0.1	0.1
Total current	96.6	225.9	42.8
Deferred:
Non-U.S.	12.2	82.9	(81.6)
Total deferred	12.2	82.9	(81.6)
Total income tax provision (benefit)	$108.8	$308.8	$(38.8)
The following is a reconciliation of the expected statutory federal income tax expense to the Company’s income tax provision (benefit) for the periods presented below:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Expected income tax expense at U.S. federal statutory rate	$108.4	$236.2	$268.5
Changes in valuation allowance, income tax	(19.6)	(11.1)	(595.6)
Changes in tax reserves	0.5	(0.8)	(1.5)
Excess depletion	(10.2)	(15.0)	(17.2)
Foreign earnings repatriation	—	—	42.3
Foreign earnings provision differential	46.0	91.6	80.7
Global intangible low-taxed income	—	—	197.2
Remeasurement of foreign income tax accounts	(5.7)	(0.9)	(2.6)
State income taxes, net of federal tax benefit	(12.5)	6.3	1.1
Other, net	1.9	2.5	(11.7)
Total income tax provision (benefit)	$108.8	$308.8	$(38.8)
Certain reconciliation items included in the above table exclude the remeasurement of foreign income tax accounts as these foreign currency effects are separately presented. The Company recognizes the tax on global intangible low-taxed income (GILTI) as a period expense. The Company recorded a provision of $197.2 million for the year ended December 31, 2022, which was fully offset within the effective tax rate by the release of valuation allowance associated with the net operating losses (NOLs) that absorbed the GILTI inclusion. No provision for GILTI was recorded for the years ended December 31, 2024 and 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law and contained numerous tax provisions including a 15% minimum tax on book income of certain large corporations. This act did not have a material impact on the Company’s tax provision.

Peabody Energy Corporation	2024 Form 10-K	F-25

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(Dollars in millions)
Deferred tax assets:
Tax loss carryforwards and credits	$732.5	$745.6
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	523.2	550.1
Accrued postretirement benefit obligations	33.7	38.6
Asset retirement obligations	102.4	99.1
Employee benefits	19.7	20.1
Take-or-pay obligations	5.5	6.7
Investments and other assets	32.6	40.8
Workers’ compensation obligations	8.4	7.3
Operating lease liabilities	29.0	17.2
Other	33.0	30.6
Total gross deferred tax assets	1,520.0	1,556.1
Valuation allowance	(1,420.9)	(1,473.5)
Total net deferred tax assets	99.1	82.6
Deferred tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	95.5	84.9
Operating lease right-of-use assets	29.1	16.3
Investments and other assets	15.4	10.0
Total deferred tax liabilities	140.0	111.2
Net deferred tax liability	$(40.9)	$(28.6)
Deferred taxes are classified as follows:
Noncurrent deferred income tax liability	$(40.9)	$(28.6)
As of December 31, 2024, the Company had gross U.S. federal NOLs of $1.7 billion. The Company’s tax loss carryforwards and credits of $732.5 million as of December 31, 2024 were comprised primarily of net federal NOLs of $361.5 million, tax general business credits (GBCs) of $139.1 million, net Australia NOLs and capital tax loss carryforwards of $125.4 million, state NOLs of $87.8 million and other foreign NOLs of $17.8 million. The foreign tax loss carryforwards have no expiration date. The federal NOLs begin to expire in 2037, the state NOLs begin to expire in 2028 and the GBCs begin to expire in 2027.
In assessing the near-term use of NOLs and tax credits and corresponding valuation allowance adjustments, the Company evaluates the expected level of reversals of existing taxable temporary differences, available tax planning strategies and future taxable income. The Company maintained valuation allowances of $1.4 billion against the U.S. net deferred tax asset position of $1.0 billion and against certain foreign deferred tax assets, primarily in Australia, of $0.4 billion. The valuation allowance against the U.S. and certain foreign deferred tax assets continues to be recorded due to unlikely realization.

Peabody Energy Corporation	2024 Form 10-K	F-26

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrecognized Tax Benefits
Net unrecognized tax benefits (excluding interest and penalties) were recorded as follows in the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(Dollars in millions)
Deferred income taxes	$9.2	$7.4
Other noncurrent liabilities	—	1.3
Net unrecognized tax benefits	$9.2	$8.7
Gross unrecognized tax benefits	$9.2	$8.7
The amount of the Company’s gross unrecognized tax benefits increased by $0.5 million since December 31, 2023 primarily due to additions for current and prior year positions, partially offset by reductions due to expiration of statutes. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $9.2 million and $8.7 million at December 31, 2024 and 2023, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the periods presented below is as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at beginning of period	$8.7	$9.5	$11.0
Additions for current year tax positions	1.4	0.9	0.8
Additions (reductions) for prior year tax positions	0.4	(1.7)	(2.3)
Reductions for expirations of statutes limitations	(1.3)	—	—
Balance at end of period	$9.2	$8.7	$9.5
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. During the year ended December 31, 2024, the Company’s gross interest and penalties decreased by $6.2 million due to expiration of statutes. The Company recorded $0.2 million of gross interest and penalties in each of the years ended December 31, 2023 and 2022. The Company had no accrued gross interest and penalties related to unrecognized tax benefits at December 31, 2024. The Company had $6.1 million and $5.9 million of accrued gross interest and penalties related to unrecognized tax benefits at December 31, 2023 and 2022, respectively.
The Company expects a decrease in its net unrecognized tax benefits of $0.8 million during the next twelve months due to expiration of statutes.
Tax Returns Subject to Examination
The Company’s federal income tax returns for the tax years 2017 and 2020 through 2023 are subject to potential examinations by the Internal Revenue Service. The Company’s state income tax returns for the tax years 2016 and thereafter remain potentially subject to examination by various state taxing authorities due to NOL carryforwards. Australian income tax returns for tax years 2019 through 2023 continue to be subject to potential examinations by the Australian Taxation Office.
Foreign Earnings
As of December 31, 2024, the Company has unremitted earnings relating to certain wholly owned subsidiaries that are not permanently reinvested, but there are no residual cash taxes on the unremitted earnings. The Company has an earnings deficit for remaining investments outside the U.S. and continues to be permanently reinvested with respect to its historical earnings. However, when appropriate, the Company has the ability to access foreign cash without incurring residual cash taxes due to the existence of NOLs.

Peabody Energy Corporation	2024 Form 10-K	F-27

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Payments and Refunds
The following table summarizes the Company’s income tax payments, net for the periods presented below:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
U.S. — federal	$(0.1)	$(0.2)	$(0.3)
U.S. — state and local	—	0.1	—
Non-U.S.	222.6	130.7	36.9
Total income tax payments, net	$222.5	$130.6	$36.6
The Organisation for Economic Co-operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy. Pillar Two legislation has been enacted or substantially enacted in certain jurisdictions in which the Company operates, effective for the financial year beginning January 1, 2024. Based on an assessment performed, the Pillar Two effective tax rates in all jurisdictions in which the Company operates are above 15% and the Company is not currently aware of any circumstances under which this might change. Therefore, the Company did not incur any Pillar Two top-up taxes in the year ended December 31, 2024.
(9)    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2024	2023
	(Dollars in millions)
Trade accounts payable	$228.4	$275.8
Accrued payroll and related benefits	176.8	174.3
Other accrued expenses	130.1	140.8
Accrued taxes other than income	66.9	59.3
Asset retirement obligations	55.9	54.2
Accrued royalties	50.7	71.2
Operating lease liabilities	32.4	17.3
Accrued insurance	29.8	32.7
Workers’ compensation obligations	11.3	8.7
Income taxes payable	10.7	120.8
Accrued litigation reserve	10.0	1.6
Accrued interest	4.7	3.6
Liabilities associated with discontinued operations	4.0	5.2
Accounts payable and accrued expenses	$811.7	$965.5

Peabody Energy Corporation	2024 Form 10-K	F-28

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10)    Long-term Debt
The Company’s total indebtedness as of December 31, 2024 and 2023 consisted of the following:

	December 31,
Debt Instrument (defined below, as applicable)	2024	2023
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	9.3	—
Finance lease obligations	25.1	22.3
Less: Debt issuance costs	(6.3)	(8.1)
	348.1	334.2
Less: Current portion of long-term debt	15.8	13.5
Long-term debt	$332.3	$320.7
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture.
The Company used the proceeds of the offering of the 2028 Convertible Notes and available cash to redeem its then-existing senior secured notes and to pay related premiums, fees and expenses relating to the offering and redemptions. The Company capitalized $11.2 million of debt issuance costs related to the offering, which are being amortized over the terms of the notes.
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

Peabody Energy Corporation	2024 Form 10-K	F-29

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture. The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective February 21, 2024, the conversion rate was increased to 51.0440 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.59 per share. Under the applicable conversion rate formula, the dividends declared and paid during the nine months ended December 31, 2024 and the dividend declared during the three months ending March 31, 2025, yielded a revised conversion rate which met the 1% threshold to impact the existing conversion rate of 51.0440. As such, effective February 18, 2025, the conversion rate was increased to 51.7678 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes. The conversion rate is subject to further adjustment under certain circumstances in accordance with the terms of the indenture. If certain corporate events described in the indenture occur prior to the maturity date, or the Company delivers a notice of redemption (as described below), the conversion rate will be increased for a holder who elects to convert its 2028 Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances.
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
During the fourth quarter ended December 31, 2024, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the first quarter of 2025.
As of December 31, 2024, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $25.3 million.
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

Peabody Energy Corporation	2024 Form 10-K	F-30

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum. On November 25, 2024, the Company amended the 2024 Credit Agreement to, among other things, permit Peabody’s planned acquisition of multiple coal mines from Anglo American plc (Anglo) as further discussed in Note 17. “Other Events,” the related bridge loan facility and the incurrence of additional indebtedness to finance the acquisition, to the extent applicable. The Company paid aggregate deferred financing costs of $0.9 million as part of the amendment.
As of December 31, 2024, the 2024 Credit Agreement had only been utilized for letters of credit, including $86.3 million outstanding as of December 31, 2024. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees.” Availability under the 2024 Credit Agreement was $233.7 million at December 31, 2024.
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
BUMA Loan Note
Following the prospective closing of the Anglo acquisition, the Company is contracted to sell a portion of the assets (the Dawson Assets) to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries (BUMA). Accordingly, on November 25, 2024, concurrent with its entry into the purchase agreements for the Anglo acquisition, the Company entered into a loan note deed with BUMA pursuant to which BUMA will lend to the Company the funds required to purchase the Dawson Assets under the Anglo acquisition purchase agreements and fund certain other obligations in relation to the Dawson Assets (the BUMA Loan Note). The Company received $9.3 million in BUMA Loan Note proceeds during the year ended December 31, 2024 to fund a portion of the deposit to Anglo for the planned acquisition. The BUMA Loan Note bears interest at a coupon rate of 10% per year.
Refer to Note 17. “Other Events” for additional information associated with the Anglo acquisition.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter, and the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders, agreed to provide the Bridge Facility to the Company in the amount of up to $2.075 billion in order to finance the planned acquisition in part. The Company expects to replace the Bridge Facility with permanent financing prior to the closing date, but there can be no assurance such financing will occur and any such expectation is subject to market conditions.
To the extent borrowings are made under the Bridge Facility, any loans would bear interest at a SOFR plus an applicable margin of 8.00% or a base rate plus an applicable margin of 7.00%, at the Company’s option. Such applicable margin would increase by an additional 0.75% on the date that is 90 days following the closing date of the planned acquisition. Any borrowings under the Bridge Facility would mature 364 days from the initial funding date, which would be on or around the closing date of the planned acquisition.
The availability of borrowings under the Bridge Facility is subject to the satisfaction of certain customary conditions for transactions of this type. Any definitive financing documentation for the Bridge Facility will contain customary representations and warranties, covenants and events of defaults for transactions of this type. Upon execution of any definitive financing documentation for the Bridge Facility, the Bridge Facility will be guaranteed by substantially all U.S. subsidiaries of the Company and secured by substantially all assets of the Company, its U.S. subsidiaries and, subject to certain conditions, certain of the Company’s Australian subsidiaries.

Peabody Energy Corporation	2024 Form 10-K	F-31

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

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
2028 Convertible Notes	$10.4	$10.4	$8.7
Debt retired during 2022	—	—	51.5
Finance lease obligations	1.8	1.8	2.1
Financial assurance instruments	27.3	38.2	53.3
Amortization of debt issuance costs	5.4	3.6	17.3
Receivables securitization program	2.6	3.6	3.8
Capitalized interest	(5.8)	—	—
Other	5.2	2.2	3.6
Interest expense, net of capitalized interest	$46.9	$59.8	$140.3

Cash paid for interest, net of capitalized interest	$37.6	$61.9	$118.5
Non-cash interest expense	$5.4	$4.6	$17.7
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at December 31, 2024.
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

Peabody Energy Corporation	2024 Form 10-K	F-32

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense for the periods presented below were as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Operating lease cost:
Operating leases	$36.9	$22.1	$18.9
Short-term leases	32.7	44.3	30.6
Variable leases	4.7	8.7	7.6
Sublease income	(0.6)	(1.4)	(1.3)
Total operating lease cost	$73.7	$73.7	$55.8

Finance lease cost:
Amortization of right-of-use assets	$8.8	$7.2	$6.3
Interest on lease liabilities	1.8	1.7	2.1
Total finance lease cost	$10.6	$8.9	$8.4
Supplemental balance sheet information related to leases at December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$119.3	$61.9

Accounts payable and accrued expenses	$32.4	$17.3
Operating lease liabilities, less current portion	86.7	47.7
Total operating lease liabilities	$119.1	$65.0

Finance leases:
Property, plant, equipment and mine development	$46.8	$34.3
Accumulated depreciation	(22.8)	(15.4)
Property, plant, equipment and mine development, net	$24.0	$18.9

Current portion of long-term debt	$15.8	$13.5
Long-term debt, less current portion	9.3	8.8
Total finance lease liabilities	$25.1	$22.3

Weighted average remaining lease term (years)
Operating leases	4.0	4.6
Finance leases	5.2	2.3

Weighted average discount rate
Operating leases	7.1%	6.8%
Finance leases	6.2%	6.8%

Peabody Energy Corporation	2024 Form 10-K	F-33

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental cash flow information related to leases for the periods presented below was as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34.1	$18.8	$20.5
Operating cash flows for finance leases	1.8	1.7	2.1
Financing cash flows for finance leases	10.4	9.0	9.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	84.9	55.6	13.5
Finance leases	14.4	6.7	6.4
The Company's leases have remaining lease terms ranging from 1 year to 10 years, and may include options to extend the terms, as applicable. The contractual maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2025	$38.2	$16.6
2026	34.4	8.0
2027	29.0	2.4
2028	22.5	0.7
2029	5.8	0.1
2030 and thereafter	3.1	—
Total lease payments	133.0	27.8
Less imputed interest	(13.9)	(2.7)
Total lease liabilities	$119.1	$25.1
(12)    Asset Retirement Obligations
Reconciliations of the Company’s asset retirement obligations are as follows:

	December 31,
	2024	2023
	(Dollars in millions)
Balance at beginning of period	$702.8	$750.0
Liabilities settled	(51.7)	(60.4)
Accretion expense	51.4	61.3
Revisions to estimates	21.2	(48.1)
Balance at end of period	$723.7	$702.8
Less: Current portion (included in “Accounts payable and accrued expenses”)	55.9	54.2
Noncurrent obligation (included in “Asset retirement obligations, less current portion”)	$667.8	$648.6
Balance at end of period — active locations	$507.9	$541.3
Balance at end of period — closed or inactive locations	$215.8	$161.5
The Company’s reclamation obligations are secured by surety bonds, which are supported by standby letters of credit and restricted cash, and various other forms of collateral. See Note 20. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” for a discussion of the collateral securing the asset retirement obligations.

Peabody Energy Corporation	2024 Form 10-K	F-34

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
Net periodic postretirement benefit credit included the following components:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.5	$0.8
Interest cost on accumulated postretirement benefit obligation	9.1	10.2	7.0
Expected return on plan assets	(0.4)	(0.5)	(0.8)
Amortization of prior service credit	(53.0)	(53.8)	(53.8)
Net actuarial gain	(17.0)	(2.6)	(51.2)
Net periodic postretirement benefit credit	$(60.8)	$(46.2)	$(98.0)
The actuarial gain for all benefit plans in 2024 was primarily due to the increase in the discount rate used to measure the benefit obligation and favorable impact of claims experience for the year. The actuarial gain for all benefit plans in 2023 was primarily due to favorable impact of claims experience for the year offset by the decrease in the discount rate used to measure the benefit obligation. The actuarial gain for all benefit plans in 2022 was primarily due to the increase in the discount rate used to measure the benefit obligation and favorable impact of claims experience for the year offset by increase in medical trend rate due to inflation as well as the expected impact of the Inflation Reduction Act.
The following includes pretax amounts recorded in “Accumulated other comprehensive income”:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Prior service credit arising during year	$(6.5)	$—	$—
Amortization:
Prior service credit	53.0	53.8	53.8
Total recorded in “Accumulated other comprehensive income”	$46.5	$53.8	$53.8
The Company amortizes prior service credit over an amortization period of the average remaining service period to full eligibility for participating employees at the time of the plan change or the expected lifetime of participants in the plan. A prior service credit established during 2024 is described below. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during the year ending December 31, 2025 is $40.8 million.

Peabody Energy Corporation	2024 Form 10-K	F-35

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the plans’ funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2024	2023
	(Dollars in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$178.0	$189.9
Service cost	0.5	0.5
Interest cost	9.1	10.2
Plan amendments	(6.5)	—
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(18.8)	(20.9)
Actuarial gain	(16.9)	(1.7)
Accumulated postretirement benefit obligation at end of period	145.4	178.0
Change in plan assets:
Fair value of plan assets at beginning of period	14.3	17.4
Actual return on plan assets	0.5	1.5
Employer contributions	15.3	16.3
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(18.8)	(20.9)
Fair value of plan assets at end of period	11.3	14.3
Funded status at end of period	(134.1)	(163.7)
Less: Current portion (included in “Accounts payable and accrued expenses”)	13.7	15.3
Noncurrent obligation (included in “Accrued postretirement benefit costs”)	$120.4	$148.4
In December 2024, the Company entered into a new labor agreement covering certain represented employees. Under terms of the new labor agreement, when a represented employee retires or dies the health benefits of the retiree and/or their surviving spouse and any eligible dependents will be provided by the labor union and will no longer be covered by the Company’s health plan. The Company will continue to offer a life insurance benefit to eligible represented retirees. The impact of the changes on future benefits reduced the Company’s accumulated postretirement benefit obligation by $6.5 million. The reduction was attributable to the elimination of health care benefits for certain represented retirees. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income” and is being amortized to earnings over the average remaining life expectancy of participants benefiting under the plan (12.7 years is the amortization period at December 31, 2024; $6.5 million remaining in “Accumulated other comprehensive income” at December 31, 2024).
A prior service credit established in October 2021 is being amortized to earnings over the average remaining life expectancy of the affected plan participants (11.0 years and 12.0 years were the remaining amortization periods at December 31, 2024 and 2023, respectively; $107.6 million remaining in “Accumulated other comprehensive income” at December 31, 2024). A prior service credit established in December 2020 is being amortized to earnings over the average remaining life expectancy of the affected plan participants 6.5 years and 7.5 years were the remaining amortization periods at December 31, 2024 and 2023, respectively; $6.7 million remaining in “Accumulated other comprehensive income” at December 31, 2024). A prior service credit established in September 2020 is being amortized to earnings over an average remaining service period to full eligibility for participating employees (0.9 years and 1.9 years were the remaining amortization periods at December 31, 2024 and 2023, respectively; $29.4 million remaining in “Accumulated other comprehensive income” at December 31, 2024). A prior service credit established in December 2018 was amortized to earnings over an average remaining service period to full eligibility for participating employees (0.9 years was the remaining amortization period at December 31, 2023).
The weighted-average assumptions used to determine the benefit obligations for the plans as of the end of each year were as follows:

	December 31,
	2024	2023
Discount rate	5.70%	5.44%
Measurement date	December 31, 2024	December 31, 2023

Peabody Energy Corporation	2024 Form 10-K	F-36

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine net periodic postretirement benefit credit for the plans during each period were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	5.44%	5.70%	2.84%
Expected long-term return on plan assets (pretax)	5.75%	5.75%	5.75%
Measurement date	December 31, 2023	December 31, 2022	December 31, 2021
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2025, the Company increased its expected rate of return on plan assets from 5.75% to 5.95% reflecting the impact of its asset allocations and capital market expectations.
The following presents information about the assumed health care cost trend rate:

	Year Ended December 31,
	2024	2023
Pre-Medicare:
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2032	2032

Post-Medicare:
Health care cost trend rate assumed for next year (1)	6.15%	9.45%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2032	2032
(1)    An additional one-time increase of 3% was applied to claims in 2024 to reflect potential reductions in payments from Center for Medicare and Medicaid Services related to the passage of the Inflation Reduction Act in August 2022.
Plan Assets
The Company maintains a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. Assets of the Peabody Investments Corp. Non-Represented Retiree VEBA Trust (the Non-Represented Trust) are invested in accordance with the investment policy established by the Peabody VEBA Retirement Committee after consultation with outside investment advisors and actuaries. As of December 31, 2024 and 2023, the asset allocation strategy for the Non-Represented Trust is 30% in equity and 70% in fixed income assets. The asset strategy may vary over time based on changes in the status of the Non-Represented Trust, the Company’s risk posture and other factors.
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

Peabody Energy Corporation	2024 Form 10-K	F-37

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
The following tables present the fair value of assets in the Non-Represented Trust by asset category and by fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$2.7	$—	$—	$2.7
International equity securities	0.7	—	—	0.7
Corporate bonds	—	3.5	—	3.5
U.S. government securities	1.1	2.7	—	3.8
Cash funds	0.6	—	—	0.6
Total assets at fair value	$5.1	$6.2	$—	$11.3

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
U.S. equity securities	$3.0	$—	$—	$3.0
International equity securities	0.9	—	—	0.9
Corporate bonds	—	5.2	—	5.2
U.S. government securities	1.8	2.8	—	4.6
Cash funds	0.6	—	—	0.6
Total assets at fair value	$6.3	$8.0	$—	$14.3
Contributions
Annual contributions to the Non-Represented Trust are discretionary. During the year ended December 31, 2024, the Company made no contributions to the trust.

Peabody Energy Corporation	2024 Form 10-K	F-38

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated Future Benefit Payments
The following benefit payments (net of retiree contributions and Medicare Part D reimbursements), which reflect expected future service, as appropriate, are expected to be paid by the Company or satisfied from Non-Represented Trust assets:

Postretirement Benefits
(Dollars in millions)
2025	$18.7
2026	17.6
2027	16.6
2028	15.6
2029	14.5
Years 2030-2034	58.0
(14)    Pension and Savings Plans
One of the Company’s subsidiaries, Peabody Investments Corp. (PIC), sponsored a defined benefit pension plan covering certain U.S. salaried employees and eligible hourly employees at certain PIC subsidiaries (the Peabody Plan). As discussed further below, the Peabody Plan was terminated in 2022 with assets distributed in 2023. A subsidiary of PIC has a defined benefit pension plan covering eligible employees who are represented by the United Mine Workers of America (UMWA) under the Kayenta Reclamation Agreement of 2024 (the Western Plan and together with the Peabody Plan, the Pension Plans).
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

Peabody Energy Corporation	2024 Form 10-K	F-39

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2023, the Company settled $443.2 million of its pension obligations for active and deferred participants in the Peabody Plan with an equal amount paid from plan assets. As a result of the termination process, the Company recorded a settlement gain of $2.2 million during the year ended December 31, 2023, which was reflected in “Net periodic benefit credit, excluding service cost” on the consolidated statements of operations. As a result of the Peabody Plan’s over-funded status, $11.1 million was transferred to a Company sponsored employee retirement account (the Qualified Replacement Plan) during December 2023 as part of the distribution of the Peabody Plan assets resulting from the Peabody Plan termination. The Company will use the funds in the Qualified Replacement Plan at least ratably over a seven year period.
Net periodic pension cost included the following components:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.1
Interest cost on projected benefit obligation	6.5	20.1	21.4
Expected return on plan assets	(4.9)	(17.6)	(23.8)
Settlement	—	(2.2)	—
Net actuarial loss	1.9	—	20.6
Net periodic pension cost	$3.6	$0.4	$18.3
The actuarial loss for the Western Plan in 2024 was primarily due to actual returns on plan assets that were lower than expected returns for the year offset by the increase in the discount rate used to measure the benefit obligation. The actuarial loss for all pension plans in 2022 was primarily due to actual returns on plan assets that were lower than expected returns for the year and the premium paid to Prudential to purchase the GAC, offset by the increase in the discount rate used to measure the benefit obligation.
The following summarizes the change in benefit obligation, change in plan assets and funded status of the Pension Plans:

	December 31,
	2024	2023
	(Dollars in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$125.2	$580.9
Service cost	0.1	0.1
Interest cost	6.5	20.1
Benefits paid	(10.7)	(36.1)
Actuarial (gain) loss	(3.5)	3.4
Settlement	—	(443.2)
Projected benefit obligation at end of period	117.6	125.2
Change in plan assets:
Fair value of plan assets at beginning of period	116.0	583.3
Actual return on plan assets	(0.5)	23.1
Employer contributions	—	(11.1)
Benefits paid	(10.7)	(36.1)
Settlement	—	(443.2)
Fair value of plan assets at end of period	104.8	116.0
Funded status at end of period	$(12.8)	$(9.2)
Amounts recognized in the consolidated balance sheets:
Noncurrent obligation (included in “Other noncurrent liabilities”)	$12.8	$9.2

Peabody Energy Corporation	2024 Form 10-K	F-40

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2024	2023
Discount rate	5.70%	5.40%
Measurement date	December 31, 2024	December 31, 2023
The weighted-average assumptions used to determine net periodic pension cost (credit) during each period were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	5.40%	5.44%	2.95%
Expected long-term return on plan assets	4.40%	4.85%	3.20%
Measurement date	December 31, 2023	December 31, 2022	December 31, 2021
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2025, the Company raised its expected rate of return on plan assets from 4.40% to 4.95% for the Western Plan, reflecting the impact of its asset allocations and capital market expectations.
As of December 31, 2024 and 2023, the projected benefit obligation and accumulated benefit obligation for the Western Plan was $117.6 million and $125.2 million, respectively, which exceeded the plan assets of $104.8 million and $116.0 million, respectively, for those periods. As of December 31, 2024 and 2023, there were no plan assets, projected benefit obligation or accumulated benefit obligation for the Peabody Plan.
Assets of the Pension Plans
Prior to December 31, 2023, assets of the PIC Master Trust (the Master Trust) were invested in accordance with investment guidelines established by the Peabody Plan Retirement Committee and the Peabody Western Plan Retirement Committee (collectively, the Retirement Committees) after consultation with outside investment advisors and actuaries. As of January 1, 2024, assets of the Master Trust are invested in accordance with investment guidelines established by the Western Plan Retirement Committee after consultation with outside investment advisors and actuaries.
The asset allocation targets have been set with the expectation that the assets of the Master Trust will be managed with an appropriate level of risk to fund each Pension Plan’s expected liabilities. To determine the appropriate target asset allocations, the Retirement Committees consider the demographics of each Pension Plan’s participants, the funded status of each Pension Plan, the business and financial profile of the Company and other associated risk preferences. These allocation targets are reviewed by the Retirement Committees on a regular basis and revised as necessary. As a result of discretionary contributions made in recent years, the Western Plan has become nearly fully funded and therefore, as of December 31, 2024 and 2023, the Master Trust investment portfolio reflected the Company’s target asset mix of 100% fixed income investments. Prior to December 31, 2023, the assets of the Master Trust also included investments of the Peabody Plan as well as various real estate holdings through limited partnerships. The Peabody Plan assets were distributed and all real estate holdings were liquidated as of December 31, 2023.
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

Peabody Energy Corporation	2024 Form 10-K	F-41

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

Peabody Energy Corporation	2024 Form 10-K	F-42

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables present the fair value of assets in the Master Trust by asset category and by fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$65.3	$—	$65.3
U.S. government securities	13.7	3.4	—	17.1
International government securities	—	1.5	—	1.5
Asset-backed securities	—	0.4	—	0.4
Cash funds	4.3	—	—	4.3
Total assets at fair value	$18.0	$70.6	$—	88.6

Assets measured at net asset value practical expedient (1)
Private mutual funds				16.2
Total plan assets				$104.8

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Corporate bonds	$—	$66.7	$—	$66.7
U.S. government securities	19.3	4.1	—	23.4
International government securities	—	1.5	—	1.5
Asset-backed securities	—	0.5	—	0.5
Cash funds	3.8	—	—	3.8
Total assets at fair value	$23.1	$72.8	$—	95.9

Assets measured at net asset value practical expedient (1)
Private mutual funds				20.1
Total plan assets				$116.0
(1)     In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the tables are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.
The table below sets forth a summary of changes in the fair value of the Master Trust’s Level 3 investments:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance, beginning of period	$—	$430.4	$0.3
Realized (losses) gains	—	(10.4)	0.1
Unrealized losses relating to investments still held at the reporting date	—	—	(68.8)
Purchases, sales and settlements, net	—	(420.0)	498.8
Balance, end of period	$—	$—	$430.4

Peabody Energy Corporation	2024 Form 10-K	F-43

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contributions
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of December 31, 2024, the Company’s remaining qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company was not required to make any cash contributions to its remaining qualified pension plan in 2024 based on minimum funding requirements and did not make any discretionary cash contributions in 2024. In January 2025, the Company made a discretionary cash contribution of $5.0 million to its remaining qualified pension plan which terminated the Company’s agreement with the PBGC and resulted in the release of a $37.0 million letter of credit that had been maintained in favor of the PBGC.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in connection with the Company’s benefit obligation:

Pension Benefits
(Dollars in millions)
2025	$10.9
2026	10.7
2027	10.6
2028	10.4
2029	10.2
Years 2030-2034	47.1
Defined Contribution Plans
The Company sponsors employee retirement accounts under three 401(k) plans for eligible U.S. employees. The Company matches voluntary contributions to each plan up to specified levels. For one plan, the Company has sole discretion in making any matching contributions. The expense for these plans was $21.7 million, $21.3 million and $20.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Discretionary contribution features in the plans allow for additional contributions from the Company. The Company granted discretionary contributions of $7.8 million, $7.3 million and $9.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. Discretionary contributions paid during the years ended December 31, 2024, 2023 and 2022 were $7.7 million, $4.6 million and $4.0 million, respectively.
Superannuation
The Company makes superannuation contributions for eligible Australia employees in accordance with the employer contribution rate set by the Government of Australia. The expense related to these contributions was $25.7 million, $21.9 million and $18.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. A performance contribution feature allows for additional discretionary contributions from the Company. The Company granted discretionary performance contributions of $2.2 million during the year ended December 31, 2024, and $1.6 million during both the years ended December 31, 2023 and 2022. Discretionary contributions paid during the years ended December 31, 2024 and 2023 were $1.9 million and $1.3 million, respectively. There were no discretionary performance contributions paid during the year ended December 31, 2022.

Peabody Energy Corporation	2024 Form 10-K	F-44

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
The following table summarizes Common Stock activity during the periods presented below:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Shares outstanding at the beginning of the period	128.7	143.9	133.3
Shares issued for vested restricted stock units	0.6	1.5	0.7
Shares issued under at-the-market equity offering program	—	—	10.1
Shares repurchased	(7.9)	(16.7)	(0.2)
Shares outstanding at the end of the period	121.4	128.7	143.9
Preferred Stock
The Board is authorized to issue up to 100.0 million shares of preferred stock, par value $0.01 per share. The Board can determine the terms and rights of each series, including whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of preferred stock as of December 31, 2024.
Series Common Stock
The Board is authorized to issue up to 50.0 million shares of series common stock, par value $0.01 per share. The Board can determine the terms and rights of each series, whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation. The Board may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of series common stock as of December 31, 2024.
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

Peabody Energy Corporation	2024 Form 10-K	F-45

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
During the year ended December 31, 2024, the Company repurchased 7.7 million shares of its Common Stock for $180.5 million, which included commission fees of $0.2 million. Excluded from this amount repurchased is $2.6 million of repurchases made during the year ended December 31, 2023 that were settled during the year ended December 31, 2024. As of December 31, 2024, the Company had accrued excise taxes of $1.7 million related to the repurchases, which were unpaid at December 31, 2024. The Company includes commission fees and excise taxes, as incurred, with the cost of treasury stock. At December 31, 2024, $469.6 million remained available under the 2023 Repurchase Program.
Shares relinquished. The Company routinely allows employees to relinquish Common Stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in Common Stock under its equity incentive plans. The number of shares of Common Stock relinquished was 0.1 million, 0.6 million and 0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The value of the Common Stock tendered by employees was based upon the closing price on the dates of the respective transactions.
(16)    Share-Based Compensation
The Company has established the Peabody Energy Corporation 2017 Incentive Plan (the 2017 Incentive Plan) for employees, non-employee directors and consultants that allows for the issuance of share-based compensation in various forms including options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, dividend equivalents and cash incentive awards. Under the 2017 Incentive Plan, approximately 14 million shares of the Company’s Common Stock were reserved for issuance. As of December 31, 2024, there are approximately 5.5 million shares of the Company’s Common Stock available for grant.
Share-Based Compensation Expense and Cash Flows
The Company’s share-based compensation expense is recorded in “Operating costs and expenses” and “Selling and administrative expenses” in the consolidated statements of operations. Share-based compensation expense and cash flow amounts were as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Share-based compensation expense	$7.3	$6.9	$8.4
Tax benefit	—	—	—
Share-based compensation expense, net of tax benefit	$7.3	$6.9	$8.4
As of December 31, 2024, the total unrecognized compensation cost related to nonvested awards was $11.0 million, which is expected to be recognized over 3.0 years with a weighted-average period of 0.9 years.
Deferred Stock Units
During the years ended December 31, 2024, 2023 and 2022, the Company granted deferred stock units to each of the non-employee members of the Board. The fair value of these units is equal to the market price of the Company’s Common Stock at the date of grant. These deferred stock units generally vest on a monthly basis over 12 months and are settled in Common Stock three years after the date of grant.
Restricted Stock Units
The Company grants restricted stock units to certain senior management and non-senior management employees. For units granted to both senior and non-senior management employees containing only service conditions, the fair value of the award is equal to the market price of the Company’s Common Stock at the date of grant. Units granted to senior and non-senior management employees vest at various times (none of which exceed three years) in accordance with the underlying award agreement. Compensation cost for both senior and non-senior management employees is recognized on a straight-line basis over the requisite service period. The payouts for active grants awarded during the years ended December 31, 2024, 2023 and 2022 will be settled in the Company’s Common Stock.

Peabody Energy Corporation	2024 Form 10-K	F-46

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Awards granted to certain senior management employees during the year ended December 31, 2022 contain a performance feature in which the award can be increased by up to 100% based on Adjusted EBITDA results over a two-year period. There were 234,973 incremental shares granted during the year ended December 31, 2024 as a result of the performance condition being satisfied which are included in the table below.
A summary of restricted stock unit activity is as follows:

	Year Ended December 31, 2024	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2023	430,414	$17.67
Granted	541,982	18.56
Vested	(523,761)	12.86
Forfeited	(43,505)	24.62
Nonvested at December 31, 2024	405,130	$24.32
The total fair value at grant date of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $10.1 million, $5.5 million and $3.9 million, respectively.
The restricted stock units receive dividend equivalent units (DEUs) upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying restricted stock unit award. As of December 31, 2024, there were approximately 5,800 nonvested DEUs. The total fair value of restricted stock units and DEUs vested was $13.1 million, $13.8 million and $6.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Performance Units
Performance units are typically granted annually in January and vest at the end of a three-year period and are primarily limited to senior management personnel. The performance units are usually subject to the achievement of goals.
The performance units granted during the year ended December 31, 2023 were based on the following conditions: two-year free cash flow and environmental reclamation (performance condition). In addition, the payout of the performance units can be increased by up to 50% of the award granted. The incremental shares, which can be increased by up to 61,902 shares as of December 31, 2024 if the performance condition is satisfied, are not included in the table below.
The performance units granted during the year ended December 31, 2024 were based on the following conditions: two-year free cash flow, sales volume and environmental reclamation (performance condition). In addition, the payout of the performance units can be increased or decreased by up to 25% of the award based on three-year stock price performance compared to a custom peer group (market condition). The performance units can be increased by up to a maximum of 100% of the award granted. The incremental shares, which can be increased by up to 151,106 shares as of December 31, 2024 if the performance condition is satisfied, are not included in the table below.
Awards granted during the year ended December 31, 2024 will be settled in the Company's Common Stock. There were 176,487 and 531,915 performance units granted during the years ended December 31, 2024 and December 31, 2023, respectively. There were no performance units granted during the year ended December 31, 2022.
A summary of performance unit activity is as follows:

	Year Ended December 31, 2024	Weighted Average Remaining Contractual Life
Nonvested at December 31, 2023	144,408	2.0
Granted	176,487
Vested	—
Forfeited	(45,984)
Nonvested at December 31, 2024	274,911	1.5

Peabody Energy Corporation	2024 Form 10-K	F-47

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2024, there were no performance units and DEUs that were vested.
The performance units receive DEUs upon payment of cash dividends to holders of Common Stock. DEUs vest subject to the same vesting requirements as the underlying performance unit award. As of December 31, 2024, there were approximately 5,000 nonvested DEUs.
(17)    Other Events
Planned Anglo American Acquisition
On November 25, 2024, the Company entered into definitive agreements (the Purchase Agreements), to acquire from Anglo a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia, including the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central, Dawson South, Dawson South Exploration and Theodore South exploration mines, collectively, the Dawson Assets). Following the prospective closing of the Anglo acquisition, the Company is contracted to sell the Dawson Assets to BUMA. The acquisition is expected to close in the second quarter of 2025, subject to regulatory approvals, completion of preemptive rights processes and satisfaction of other customary closing conditions.
The Purchase Agreements contemplate an upfront cash payment of $2.05 billion, including a deposit of $75.0 million paid to Anglo upon execution of the Purchase Agreements, and fixed deferred cash payments totaling $725.0 million that will be payable in annual installments over a four-year period commencing on the first anniversary of the closing date of the acquisition, and additional contingent cash payments capped at $1.0 billion, comprised of (a) royalty payments contingent on the price of coal exceeding agreed-upon thresholds for each of the five years following the closing date of the acquisition and (b) payments contingent on the potential restart of the Grosvenor mine. The total consideration for the acquisition would be up to approximately $3.775 billion if the maximum amounts under the contingencies described above become payable.
Wards Well Acquisition
On April 16, 2024 the Company acquired the southern part of the Wards Well tenements (Wards Well) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition was accounted for as an asset acquisition. The acquired asset was measured at the cost of the acquisition based on the total consideration, allocated on the basis of relative fair value. The total consideration of $153.4 million, consisting of cash consideration of $134.4 million, cash transaction costs of $9.4 million and the non-cash settlement of existing receivables with the acquiree of $9.6 million, was recorded in “Property, plant, equipment and mine development, net” in the consolidated balance sheets as of December 31, 2024.
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
North Antelope Rochelle Mine Tornado
On June 23, 2023, the Company’s North Antelope Rochelle Mine sustained damage from a tornado which led to a temporary suspension of operations. The mine resumed operations on June 25, 2023. During the year ended December 31, 2023, the Company recorded a provision for loss of $12.2 million related to the tornado damage. The combined provision included $4.0 million for materials and supplies inventories, $1.0 million for buildings and equipment and $7.2 million for incremental repair costs. During the year ended December 31, 2024, the Company recorded $3.7 million for incremental repair costs related to the tornado damage.
Shoal Creek
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine. During the year ended December 31, 2023, the Company recorded a provision for loss of $28.7 million related to the fire, which included $17.8 million related to longwall development and other costs and $10.9 million for equipment deemed inoperable within the affected area of the mine.

Peabody Energy Corporation	2024 Form 10-K	F-48

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement and recognized a $109.5 million insurance recovery, which the Company included in its results of operations during the year ended December 31, 2024. The Company collected all of the insurance recovery during the year ended December 31, 2024, and classified $10.9 million of the recovery within the “Cash Flows From Investing Activities” section of the consolidated statements of cash flows since this portion of the recovery related to equipment damage for which the Company previously recognized the provision for loss.
Port and Rail Capacity Assignment
During the year ended December 31, 2023, the Company entered into two agreements to assign the right to its excess port and rail capacity related to its Centurion Mine to unrelated parties. In the first transaction, the Company assigned its right in exchange for $30.0 million Australian dollars. Half of such amount was received by the Company upon entry into the agreement, and half was payable in June 2024, subject to certain conditions. In connection with the transaction, the Company recorded revenue of $19.2 million during the year ended December 31, 2023. In association with the completion of the Wards Well acquisition described above, the remaining receivable was settled as part of the consideration on April 16, 2024.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for all of the years ended December 31, 2024, 2023 and 2022, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

Peabody Energy Corporation	2024 Form 10-K	F-49

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$407.3	$816.0	$1,317.4
Less: Net income attributable to noncontrolling interests	32.6	56.0	22.0
Income from continuing operations attributable to common stockholders	374.7	760.0	1,295.4
(Loss) income from discontinued operations, net of income taxes	(3.8)	(0.4)	1.7
Net income attributable to common stockholders	$370.9	$759.6	$1,297.1

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$407.3	$816.0	$1,317.4
Add: Tax adjusted interest expense related to 2028 Convertible Notes	12.2	12.2	8.7
Less: Net income attributable to noncontrolling interests	32.6	56.0	22.0
Income from continuing operations attributable to common stockholders	386.9	772.2	1,304.1
(Loss) income from discontinued operations, net of income taxes	(3.8)	(0.4)	1.7
Net income attributable to common stockholders	$383.1	$771.8	$1,305.8

EPS denominator:
Weighted average shares outstanding — basic	125.1	137.6	142.1
Dilutive impact of share-based compensation awards	0.5	0.6	1.6
Dilutive impact of 2028 Convertible Notes	16.3	16.1	13.5
Weighted average shares outstanding — diluted	141.9	154.3	157.2

Basic EPS attributable to common stockholders:
Income from continuing operations	$2.99	$5.52	$9.12
(Loss) income from discontinued operations	(0.03)	—	0.01
Net income attributable to common stockholders	$2.96	$5.52	$9.13

Diluted EPS attributable to common stockholders:
Income from continuing operations	$2.73	$5.00	$8.29
(Loss) income from discontinued operations	(0.03)	—	0.02
Net income attributable to common stockholders	$2.70	$5.00	$8.31
(19)     Management — Labor Relations
On December 31, 2024, the Company had approximately 5,600 employees worldwide, including approximately 4,300 hourly employees; the employee amounts exclude employees that were employed at operations classified as discontinued operations. Approximately 40% of those hourly employees were represented by organized labor unions and were employed by mines that generated 21% of the Company’s 2024 coal production from continuing operations. In the U.S., the hourly employees of one active mine and one inactive mine are represented by an organized labor union. In Australia, the coal mining industry is unionized and the majority of hourly workers employed at the Company’s Australian mining operations are members of trade unions. The Mining and Energy Union (MEU) generally represents the Company’s Australian subsidiaries’ hourly production and engineering employees, including those employed through contract mining relationships.

Peabody Energy Corporation	2024 Form 10-K	F-50

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the Company’s active and inactive mining operations as of December 31, 2024 in which the employees are represented by organized labor unions:

Mine	Approximate Number of Active Employees Represented	Union	Current Agreement Expiration Date or Date Amendable

U.S.
Kayenta (1)	30	UMWA	November 2029
Shoal Creek (2)	310	UMWA	December 2024
Australia
Wilpinjong (3)	460	MEU	June 2024
Coppabella	330	MEU	February 2026
Moorvale (3)	165	MEU	June 2023
Centurion	130	N/A	January 2028
Metropolitan
Underground employees (3)	165	MEU	May 2025
Handling and preparation plant employees	15	MEU	January 2027
Wambo Underground
Underground employees	90	MEU	November 2025
Handling and preparation plant employees	20	MEU	August 2025
(1)    The Company and Western Surface mine employees agreed to a new five-year term labor agreement in November 2024.
(2)    The Company is currently negotiating a new labor agreement with the UMWA and employees.
(3)    The Company is currently negotiating a new labor agreement with the MEU and employees.
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	December 31, 2024
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$925.1	$92.4	$1,017.5
Letters of credit (2)	55.2	91.5	146.7
	980.3	183.9	1,164.2
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$925.1	$183.8	$1,108.9
(1)    Instruments support obligations related to pension and health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts and certain restoration ancillary to prior mining activities.
(2)    Amounts do not include cash-collateralized letters of credit.
(3)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.

Peabody Energy Corporation	2024 Form 10-K	F-51

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $495.5 million at December 31, 2024. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at December 31, 2024.
At December 31, 2024, the Company’s maximum aggregate collateral amount was $522.0 million, which was comprised of $394.6 million in trust accounts and letters of credit of $127.4 million held for the benefit of certain surety providers. The amendment became effective on April 14, 2023, when the Company terminated a then-existing credit agreement which, as amended, provided for $237.2 million of capacity for irrevocable standby letters of credit (LC Facility).
LC Facility
The now-terminated LC Facility had an original capacity of $324.0 million and was subsequently amended at various dates to reduce its capacity and effect certain other changes, including in February 2023 to reduce capacity by $65.0 million, accelerate the expiration date to December 31, 2023 from December 31, 2024, and eliminate the prepayment premium due upon any reduction of commitments thereunder prior to July 29, 2023. The Company recorded early debt extinguishment losses of $8.8 million during the year ended December 31, 2023, primarily as a result of the February 2023 amendment and subsequent termination.
Prior to its termination, undrawn letters of credit under the LC Facility bore interest at 6.00% per annum and unused commitments were subject to a 0.50% per annum commitment fee.
Accounts Receivable Securitization
In 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended from time to time (the Receivables Purchase Agreement.) The receivables securitization program authorized under the agreement (Securitization Program) is subject to customary events of default. The Receivables Purchase Agreement was amended in February 2023 to increase the available funding capacity from $175.0 million to $225.0 million and adjust the relevant interest rate for borrowings to a SOFR plus an applicable margin. Such funding is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.
Borrowings under the Securitization Program bear interest at SOFR plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At December 31, 2024, the Company had no outstanding borrowings and $60.4 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $138.4 million at December 31, 2024. The Company was not required to post cash collateral under the Securitization Program at December 31, 2024.
The Company incurred interest and fees associated with the Securitization Program of $2.6 million, $3.6 million and $3.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying statements of operations.

Peabody Energy Corporation	2024 Form 10-K	F-52

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Support Facilities
In February 2022, the Company entered into an agreement, which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization.) Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At December 31, 2024, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the year ended December 31, 2024, the Company capitalized $1.4 million of debt issuance costs related to these bank guarantee facilities. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At December 31, 2024, the bank guarantee facilities were backed by cash of $168.5 million.
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

	December 31,
	2024	2023
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$394.6	$444.0
Credit support facilities (2) (3)	287.6	236.9
	682.2	680.9
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	127.6	276.7
Restricted cash and collateral	$809.8	$957.6
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
(3)    At December 31, 2024, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $271 million and $205 million, respectively. At December 31, 2023, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $95 million and $404 million, respectively.
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

Peabody Energy Corporation	2024 Form 10-K	F-53

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
(21)    Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of December 31, 2024, purchase commitments for capital expenditures were $58.7 million, all of which is obligated within the next 12 months.
In Australia, the Company has generally secured the ability to transport coal through rail contracts and ownership interests in five east coast coal export terminals that are primarily funded through take-or-pay arrangements with terms ranging up to 19 years. In the U.S., the Company has entered into certain long-term coal export terminal agreements to secure export capacity through the Gulf Coast. As of December 31, 2024, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.0 billion, of which approximately $86 million is obligated within the next year.
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
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site resulted in stormwater being discharged from the mine site on several occasions in 2021 and 2022. On September 6, 2023, the New South Wales Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 relating to the stormwater discharges. On March 15, 2024, the Company pled guilty to two of the charges related to water pollution and two charges related to a failure to adequately maintain plant and equipment were consolidated into one charge to which the Company also pled guilty. The remaining charge was discontinued. A sentencing hearing was held in November 2024 and the judgment has been reserved. The judgment is expected in the second quarter of 2025. During the year ended December 31, 2024, the Company recorded an immaterial provision to establish a current liability that the Company believes is probable and reasonably estimable.
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
The Company’s seaborne operating platform is primarily export focused with customers spread across several countries, with a portion of its thermal and metallurgical coal sold within Australia. Generally, revenue from individual countries varies year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company classifies its seaborne mines within the Seaborne Thermal or Seaborne Metallurgical segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Seaborne Thermal segment is of a metallurgical grade. Similarly, a small portion of the coal mined by the Seaborne Metallurgical segment is of a thermal grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions.

Peabody Energy Corporation	2024 Form 10-K	F-54

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
The Company’s thermal operating segments in the U.S. are focused on the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal operations reflect the aggregation of its Illinois, Indiana, New Mexico and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin operations mine sub-bituminous coal deposits and its Other U.S. Thermal operations mine both bituminous and sub-bituminous coal deposits.
The Company’s Corporate and Other segment includes selling and administrative expenses, results from equity method investments, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites, the impact of foreign currency remeasurement and certain commercial matters.
The Company’s CODM, defined as the President and Chief Executive Officer, uses Adjusted EBITDA as the primary financial metric to measure each segment’s operating performance against expected results and to allocate resources, including capital investment in mining operations and potential expansions. Adjusted EBITDA is a non-GAAP financial measure defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliations below. Management believes this non-GAAP measure is used by investors to measure the Company’s operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Segment results for the year ended December 31, 2024 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$1,213.9	$1,055.6	$1,098.8	$822.6	$45.8	$4,236.7
Less Significant Segment Expenses:
Labor costs	157.2	212.7	206.8	218.6
Repair costs	152.8	190.8	131.7	141.0
Outside services	128.7	258.9	123.2	146.8
Commodities expense	88.6	59.6	158.5	77.0
Sales related costs	224.3	231.6	297.5	53.0
Other expenses (1)	32.3	(140.5)	42.5	35.4
Adjusted EBITDA	430.0	242.5	138.6	150.8	(90.2)	871.7
Additions to property, plant, equipment and mine development	73.2	266.6	35.0	18.6	7.9	401.3
Income from equity affiliates	—	—	—	—	(11.5)	(11.5)

Peabody Energy Corporation	2024 Form 10-K	F-55

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment results for the year ended December 31, 2023 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$1,329.7	$1,301.9	$1,198.1	$888.2	$228.8	$4,946.7
Less Significant Segment Expenses:
Labor costs	148.8	187.2	201.1	218.8
Repair costs	154.4	151.3	154.9	153.4
Outside services	122.7	205.1	138.0	176.2
Commodities expense	97.0	61.5	180.2	102.7
Sales related costs	207.4	259.0	341.9	58.7
Other expenses (1)	22.6	(0.3)	28.3	(29.1)
Adjusted EBITDA	576.8	438.1	153.7	207.5	(12.2)	1,363.9
Additions to property, plant, equipment and mine development	62.0	186.4	40.9	47.6	11.4	348.3
Income from equity affiliates	—	—	—	—	(6.9)	(6.9)
Segment results for the year ended December 31, 2022 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$1,345.6	$1,616.9	$1,065.5	$952.2	$1.7	$4,981.9
Less Significant Segment Expenses:
Labor costs	143.2	183.8	192.1	200.7
Repair costs	109.3	134.1	148.0	149.0
Outside services	116.5	167.3	147.6	170.8
Commodities expense	97.7	72.2	214.1	137.1
Sales related costs	206.0	286.0	286.0	55.2
Other expenses (1)	25.3	(8.2)	9.5	(3.0)
Adjusted EBITDA	647.6	781.7	68.2	242.4	104.8	1,844.7
Additions to property, plant, equipment and mine development	38.8	84.8	59.1	35.3	3.5	221.5
Income from equity affiliates	—	—	—	—	(131.2)	(131.2)
(1)    Other expenses for the mining operations primarily include lease expense; non-sales related taxes; insurance expense; joint facility charges; and credits related to the capitalization of costs to the balance sheet. For the year ended December 31, 2024, the Seaborne Metallurgical segment includes $80.8 million related to the portion of the Shoal Creek insurance recovery that was applicable to incremental costs and business interruption recoveries.
Total assets are reflected at the division level only for the Company’s operating segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company’s CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis. Assets related to closed, suspended or otherwise inactive mines are included within the Corporate and Other category. Assets related to the Company’s Centurion Mine, which is in development and targeted to commence longwall production in the first quarter of 2026, are included in the Seaborne division level as of both December 31, 2024 and 2023.

Peabody Energy Corporation	2024 Form 10-K	F-56

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents total assets at the division level:

	December 31,
	2024	2023	2022
	(Dollars in millions)
Seaborne	$2,465.3	$2,088.2	$1,632.6
U.S. Thermal	1,346.9	1,373.2	1,359.4
Corporate and Other	2,141.5	2,500.7	2,618.8
Total Assets	$5,953.7	$5,962.1	$5,610.8
The Company defines its long-lived assets as its property, plant, equipment and mine development, net and operating lease right-of-use assets. The following table presents the geographic location of the Company’s long-lived assets:

	December 31,
	2024	2023	2022
	(Dollars in millions)
U.S.	$1,432.1	$1,523.1	$1,592.2
Australia	1,649.4	1,321.0	1,272.8
Property, plant, equipment and mine development, net	$3,081.5	$2,844.1	$2,865.0

U.S.	$85.6	$28.7	$6.4
Australia	33.7	33.1	20.5
Other	—	0.1	—
Operating lease right-of-use assets	$119.3	$61.9	$26.9
A reconciliation of consolidated income from continuing operations before income taxes to Adjusted EBITDA follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Income from continuing operations before income taxes	$516.1	$1,124.8	$1,278.6
Depreciation, depletion and amortization	343.0	321.4	317.6
Asset retirement obligation expenses	48.9	50.5	49.4
Restructuring charges	4.4	3.3	2.9
Transaction costs related to business combinations	10.3	—	—
Asset impairment	—	2.0	11.2
Provision for NARM and Shoal Creek losses	3.7	40.9	—
Shoal Creek insurance recovery - property damage	(28.7)	—	—
Changes in amortization of basis difference related to equity affiliates	(1.8)	(1.6)	(2.3)
Interest expense, net of capitalized interest	46.9	59.8	140.3
Net loss on early debt extinguishment	—	8.8	57.9
Interest income	(71.0)	(76.8)	(18.4)
Net mark-to-market adjustment on actuarially determined liabilities	(6.1)	(0.3)	(27.8)
Unrealized (gains) losses on derivative contracts related to forecasted sales	—	(159.0)	35.8
Unrealized losses (gains) on foreign currency option contracts	9.0	(7.4)	2.3
Take-or-pay contract-based intangible recognition	(3.0)	(2.5)	(2.8)
Total Adjusted EBITDA	$871.7	$1,363.9	$1,844.7

Peabody Energy Corporation	2024 Form 10-K	F-57

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents revenue as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2024	2023	2022
U.S.	45.0%	42.4%	36.6%
Japan	18.8%	14.7%	19.4%
China	11.3%	10.9%	—%
Australia	8.8%	8.9%	8.5%
Taiwan	3.3%	6.6%	9.3%
Indonesia	2.4%	2.0%	1.5%
Brazil	2.0%	3.6%	2.8%
Malaysia	1.5%	0.9%	0.8%
Belgium	1.3%	0.6%	1.3%
India	1.2%	1.2%	2.9%
France	1.1%	1.6%	1.1%
Vietnam	0.9%	2.4%	2.8%
South Korea	0.6%	—%	2.1%
Germany	0.2%	1.0%	0.7%
Chile	—%	—%	1.1%
Other	1.6%	3.2%	9.1%
Total	100.0%	100.0%	100.0%
The Company attributes revenue to individual countries based on the location of the physical delivery of the coal.

Peabody Energy Corporation	2024 Form 10-K	F-58

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)	Balance at End of Period
	(Dollars in millions)
Year Ended December 31, 2024
Reserves deducted from asset accounts:
Reserve for materials and supplies	$7.2	$1.7	$(5.4)	$—	$3.5
Tax valuation allowances	1,473.5	(9.6)	—	(43.0)	1,420.9
Year Ended December 31, 2023
Reserves deducted from asset accounts:
Reserve for materials and supplies	$9.5	$2.6	$(4.9)	$—	$7.2
Tax valuation allowances	1,451.0	0.6	—	21.9	1,473.5
Year Ended December 31, 2022
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$0.3	$(0.3)	$—	$—	$—
Reserve for materials and supplies	9.0	1.4	(0.9)	—	9.5
Tax valuation allowances	2,120.8	(583.8)	—	(86.0)	1,451.0
(1)Reserves utilized, unless otherwise indicated.
(2)Includes the impact of changes in the Australian dollar exchange rates.

Peabody Energy Corporation	2024 Form 10-K	F-59