Form 10-Q
period 2025-03-31
PEABODY ENERGY CORP
filed 2025-05-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 121.6 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at May 2, 2025.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions, except per share data)
Revenue	$937.0	$983.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	770.2	814.2
Depreciation, depletion and amortization	92.1	79.8
Asset retirement obligation expenses	13.6	12.9
Selling and administrative expenses	23.6	22.0
Restructuring charges	1.7	0.1
Transaction costs related to business combinations	2.4	—
Other operating (income) loss:
Net gain on disposals	(5.2)	(2.1)
Provision for NARM loss	—	1.8
Loss from equity affiliates	6.7	3.7
Operating profit	31.9	51.2
Interest expense, net of capitalized interest	11.5	14.7
Interest income	(15.4)	(19.2)
Net periodic benefit credit, excluding service cost	(7.4)	(10.1)
Income from continuing operations before income taxes	43.2	65.8
Income tax provision	4.9	20.1
Income from continuing operations, net of income taxes	38.3	45.7
Loss from discontinued operations, net of income taxes	(0.3)	(0.7)
Net income	38.0	45.0
Less: Net income attributable to noncontrolling interests	3.6	5.4
Net income attributable to common stockholders	$34.4	$39.6

Income from continuing operations:
Basic income per share	$0.29	$0.32
Diluted income per share	$0.27	$0.30
Net income attributable to common stockholders:
Basic income per share	$0.28	$0.31
Diluted income per share	$0.27	$0.29
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net income	$38.0	$45.0
Postretirement plans (net of $0.0 tax provisions in each period)	(10.2)	(13.2)
Foreign currency translation adjustment	0.4	(1.9)
Other comprehensive loss, net of income taxes	(9.8)	(15.1)
Comprehensive income	28.2	29.9
Less: Net income attributable to noncontrolling interests	3.6	5.4
Comprehensive income attributable to common stockholders	$24.6	$24.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2025	December 31, 2024
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$696.5	$700.4
Accounts receivable, net of allowance for credit losses of $0.0 at March 31, 2025 and December 31, 2024	277.7	359.3
Inventories, net	418.0	393.4
Other current assets	280.2	327.6
Total current assets	1,672.4	1,780.7
Property, plant, equipment and mine development, net	3,058.0	3,081.5
Operating lease right-of-use assets	84.1	119.3
Restricted cash and collateral	815.3	809.8
Investments and other assets	153.9	162.4
Total assets	$5,783.7	$5,953.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$16.0	$15.8
Accounts payable and accrued expenses	691.6	811.7
Total current liabilities	707.6	827.5
Long-term debt, less current portion	331.2	332.3
Deferred income taxes	37.0	40.9
Asset retirement obligations, less current portion	669.6	667.8
Accrued postretirement benefit costs	119.2	120.4
Operating lease liabilities, less current portion	54.9	86.7
Other noncurrent liabilities	149.1	169.3
Total liabilities	2,068.6	2,244.9
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.3 shares issued and 121.6 shares outstanding as of March 31, 2025 and 189.1 shares issued and 121.4 shares outstanding as of December 31, 2024	1.9	1.9
Additional paid-in capital	3,993.4	3,990.5
Treasury stock, at cost — 67.7 common shares as of March 31, 2025 and December 31, 2024	(1,927.3)	(1,926.5)
Retained earnings	1,470.9	1,445.8
Accumulated other comprehensive income	129.0	138.8
Peabody Energy Corporation stockholders’ equity	3,667.9	3,650.5
Noncontrolling interests	47.2	58.3
Total stockholders’ equity	3,715.1	3,708.8
Total liabilities and stockholders’ equity	$5,783.7	$5,953.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$38.0	$45.0
Loss from discontinued operations, net of income taxes	0.3	0.7
Income from continuing operations, net of income taxes	38.3	45.7
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	92.1	79.8
Noncash interest expense	1.6	1.3
Deferred income taxes	(3.9)	8.5
Noncash share-based compensation	2.7	2.0
Net gain on disposals	(5.2)	(2.1)
Loss from equity affiliates	6.7	3.7
Unrealized (gains) losses on foreign currency option contracts	(4.3)	5.7
Changes in current assets and liabilities:
Accounts receivable	84.5	46.8
Inventories	(24.6)	(52.6)
Other current assets	37.4	13.6
Accounts payable and accrued expenses	(89.7)	(169.5)
Collateral arrangements	(0.4)	151.3
Asset retirement obligations	1.3	0.4
Postretirement benefit obligations	(11.4)	(15.4)
Pension obligations	(4.9)	—
Other, net	0.3	1.1
Net cash provided by continuing operations	120.5	120.3
Net cash used in discontinued operations	(0.6)	(1.3)
Net cash provided by operating activities	119.9	119.0

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(70.4)	(61.4)
Changes in accrued expenses related to capital expenditures	(38.6)	(6.8)
Proceeds from disposal of assets, net of receivables	7.2	2.4
Contributions to joint ventures	(138.3)	(202.8)
Distributions from joint ventures	150.8	193.2
Other, net	(0.3)	0.2
Net cash used in investing activities	(89.6)	(75.2)
Cash Flows From Financing Activities
Repayments of long-term debt	(2.8)	(2.2)
Payment of debt issuance and other deferred financing costs	(1.7)	(10.8)
Common stock repurchases	—	(83.1)
Repurchase of employee common stock relinquished for tax withholding	(0.8)	(3.4)
Dividends paid	(9.1)	(9.7)
Distributions to noncontrolling interests	(14.7)	(18.5)
Net cash used in financing activities	(29.1)	(127.7)
Net change in cash, cash equivalents and restricted cash	1.2	(83.9)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,382.6	1,650.2
Cash, cash equivalents and restricted cash at end of period (2)	$1,383.8	$1,566.3

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$700.4
Restricted cash included in “Restricted cash and collateral”	682.2
Cash, cash equivalents and restricted cash at beginning of period	$1,382.6

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$696.5
Restricted cash included in “Restricted cash and collateral”	687.3
Cash, cash equivalents and restricted cash at end of period	$1,383.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9
Balance, end of period	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,990.5	3,983.0
Dividend equivalent units on dividends declared	0.2	0.1
Share-based compensation for equity-classified awards	2.7	2.0
Balance, end of period	3,993.4	3,985.1
Treasury stock
Balance, beginning of period	(1,926.5)	(1,740.2)
Common stock repurchases	—	(83.1)
Net change in unsettled common stock repurchases	—	2.6
Excise tax accrued on common stock repurchases	—	(0.7)
Repurchase of employee common stock relinquished for tax withholding	(0.8)	(3.4)
Balance, end of period	(1,927.3)	(1,824.8)
Retained earnings
Balance, beginning of period	1,445.8	1,112.7
Net income attributable to common stockholders	34.4	39.6
Dividends declared ($0.075 and $0.075 per share, respectively)	(9.3)	(9.8)
Balance, end of period	1,470.9	1,142.5
Accumulated other comprehensive income
Balance, beginning of period	138.8	189.6
Postretirement plans (net of $0.0 tax provisions in each period)	(10.2)	(13.2)
Foreign currency translation adjustment	0.4	(1.9)
Balance, end of period	129.0	174.5
Noncontrolling interests
Balance, beginning of period	58.3	60.5
Net income attributable to noncontrolling interests	3.6	5.4
Distributions to noncontrolling interests	(14.7)	(18.5)
Balance, end of period	47.2	47.4
Total stockholders’ equity	$3,715.1	$3,526.6
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2024 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2025.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
The Company did not adopt any new accounting standards that had a material impact on its unaudited condensed consolidated financial statements or disclosures.
Accounting Standards Not Yet Implemented
Income Taxes. In December 2023, Accounting Standards Update (ASU) 2023-09 was issued, which requires public entities to disclose more information primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively, with a retrospective option. Early adoption is permitted. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated results of operations, cash flows and financial condition.
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
(3)    Revenue Recognition
Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for the Company’s policies regarding “Revenue” and “Accounts receivable, net.”

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

	Three Months Ended March 31, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.7	$—	$275.5	$168.7	$—	$481.9
Export	227.3	—	—	—	—	227.3
Total thermal	265.0	—	275.5	168.7	—	709.2
Metallurgical coal
Export	—	219.7	—	—	—	219.7
Total metallurgical	—	219.7	—	—	—	219.7
Other	0.1	0.4	0.1	—	7.5	8.1
Revenue	$265.1	$220.1	$275.6	$168.7	$7.5	$937.0

	Three Months Ended March 31, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$40.6	$—	$254.1	$178.0	$—	$472.7
Export	243.1	—	—	—	—	243.1
Total thermal	283.7	—	254.1	178.0	—	715.8
Metallurgical coal
Export	—	244.0	—	—	—	244.0
Total metallurgical	—	244.0	—	—	—	244.0
Other	0.2	3.0	—	13.6	7.0	23.8
Revenue	$283.9	$247.0	$254.1	$191.6	$7.0	$983.6
(1)    Corporate and Other includes the following:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Revenue from physical sale of coal (2)	$4.0	$2.1
Other	3.5	4.9
Total Corporate and Other	$7.5	$7.0
(2)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s operating segments and sold to customers through the Company’s coal trading business. Primarily represents the difference between the price contracted with the customer and the price allocated to the operating segment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable
“Accounts receivable, net” at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Trade receivables, net	$220.4	$294.9
Miscellaneous receivables, net	57.3	64.4
Accounts receivable, net	$277.7	$359.3
None of the above receivables included allowances for credit losses at March 31, 2025 or December 31, 2024. No charges for credit losses were recognized during the three months ended March 31, 2025 or 2024.
(4)     Inventories
“Inventories, net” as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Materials and supplies, net	$160.1	$157.5
Raw coal	107.5	109.6
Saleable coal	150.4	126.3
Inventories, net	$418.0	$393.4
Materials and supplies inventories, net presented above have been shown net of reserves of $3.5 million as of March 31, 2025 and December 31, 2024, respectively.
(5) Equity Method Investments
The Company’s equity method investments include its interests in Middlemount Coal Pty Ltd. (Middlemount), R3 Renewables LLC (R3), R3 Renewables II LLC (R3 II) and certain other equity method investments.
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations:

			Loss from Equity Affiliates
	Book Value at		Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
	(Dollars in millions)
Equity method investment related to Middlemount	$46.8	$52.7	$6.3	$0.4
Equity method investment related to R3	—	—	—	3.3
Equity method investment related to R3 II	3.1	5.8	0.4	—
Total equity method investments	$49.9	$58.5	$6.7	$3.7
R3 and R3 II
In March 2022, the Company entered into a joint venture with unrelated partners to form R3, an entity in which the Company held a 50% interest. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $4.5 million to R3 during the three months ended March 31, 2024.
In November 2024, R3 sold seven projects to an unrelated party and contributed its remaining three projects to a new entity (R3 II). The unrelated party purchased 75% of the equity in R3 II for cash and contingent consideration for the future obligation to pay seller’s milestone payments. R3 used the proceeds from the equity purchase of R3 II to repurchase shares from the other investors of R3, such that Peabody is the only remaining equity holder of R3, which has a 25% equity interest in R3 II.

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
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of March 31, 2025, the Company held average rate options with an aggregate notional amount of $449.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending December 31, 2025. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.67 to $0.74 over the nine-month period ending December 31, 2025. As of March 31, 2025, the Company also held purchased collars with an aggregate notional amount of $540.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending December 31, 2025. The purchased collars have a floor ranging from approximately $0.57 to $0.62 and a ceiling ranging from $0.66 to $0.73, whereby the Company will incur a loss on the instruments for quarterly average Australian dollar-to-U.S. dollar exchange rates below the floor and a gain for quarterly average rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of March 31, 2025, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held no financial trading contracts as of March 31, 2025.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of March 31, 2025, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $0.8 million. As of December 31, 2024, the Company had a liability derivative comprised of foreign currency option contracts with a fair value of $3.6 million. The net amount of asset derivatives is included in “Other current assets” and the net amount of liability derivatives is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and, thus, changes in fair value are reflected in current earnings. The tables below show the amounts of pretax gains and losses related to the Company’s derivatives and their classification within the accompanying unaudited condensed consolidated statements of operations.

		Three Months Ended March 31, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$3.6	$(0.7)	$4.3
Total		$3.6	$(0.7)	$4.3

		Three Months Ended March 31, 2024
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(6.5)	$(0.8)	$(5.7)
Total		$(6.5)	$(0.8)	$(5.7)
The Company classifies derivative-related activity within the “Cash Flows From Operating Activities” section of the unaudited condensed consolidated statements of cash flows.
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
The following tables set forth the hierarchy of the Company’s net asset (liability) positions for which fair value is measured on a recurring basis.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$0.8	$—	$0.8
Total net assets	$—	$0.8	$—	$0.8

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$(3.6)	$—	$(3.6)
Equity securities	1.0	—	—	1.0
Total net assets (liabilities)	$1.0	$(3.6)	$—	$(2.6)

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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2025 and December 31, 2024:
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

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Total debt at par value	$353.0	$354.4
Less: Unamortized debt issuance costs	(5.8)	(6.3)
Net carrying amount	$347.2	$348.1

Estimated fair value	$363.8	$438.0
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
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2025 and 2024. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2025 and December 31, 2024 is set forth in the table below:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Land and coal interests	$2,647.5	$2,648.5
Buildings and improvements	738.5	726.7
Machinery and equipment	2,128.8	2,078.8
Less: Accumulated depreciation, depletion and amortization	(2,456.8)	(2,372.5)
Property, plant, equipment and mine development, net	$3,058.0	$3,081.5
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $75 million at March 31, 2025 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the three months ended March 31, 2025 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provisions of $4.9 million and $20.1 million for the three months ended March 31, 2025 and 2024, respectively, included a tax provision of $0.5 million and a tax benefit of $5.8 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s estimated full year pretax income is expected to be generated in Australia and the U.S. Due to existing valuation allowances, the income tax expense will primarily be related to the Australian income.
(9)     Long-term Debt
The Company’s total indebtedness as of March 31, 2025 and December 31, 2024 consisted of the following:

Debt Instrument (defined below, as applicable)	March 31, 2025	December 31, 2024
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	9.5	9.3
Finance lease obligations	23.5	25.1
Less: Debt issuance costs	(5.8)	(6.3)
	347.2	348.1
Less: Current portion of long-term debt	16.0	15.8
Long-term debt	$331.2	$332.3
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
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective February 19, 2025, the conversion rate was increased to 51.7762 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.31 per share. The conversion rate may be impacted prospectively, based upon cumulative dividends paid. The conversion rate is also subject to further adjustment under certain circumstances in accordance with the terms of the indenture.
During the first quarter of 2025, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible at the option of the holders during the second quarter of 2025.
As of March 31, 2025, the if-converted value of the 2028 Convertible Notes did not exceed the principal amount.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revolving Credit Facility
The Company established a revolving credit facility with a maximum aggregate principal amount of $320.0 million in revolving commitments by entering into a credit agreement, dated as of January 18, 2024 (the 2024 Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto. The Company paid aggregate debt issuance costs of $9.7 million.
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum. On November 25, 2024, the Company amended the 2024 Credit Agreement to, among other things, permit (i) Peabody’s planned acquisition of multiple coal mines from Anglo American plc (Anglo) as further discussed in Note 11. “Other Events,” (ii) the related bridge loan facility and (iii) the incurrence of additional indebtedness to finance the acquisition, subject to compliance with certain pro forma financial covenants. The Company paid aggregate deferred financing costs of $0.9 million as part of the amendment.
As of March 31, 2025, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.3 million outstanding as of March 31, 2025. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 13. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.7 million at March 31, 2025.
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
BUMA Loan Note
The Company has agreed to, following the closing of the Anglo acquisition, sell a portion of the assets (the Dawson Assets) to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries (BUMA). Accordingly, on November 25, 2024, concurrent with its entry into the purchase agreements for the Anglo acquisition, the Company entered into a loan note deed with BUMA pursuant to which BUMA will lend to the Company the funds required to purchase the Dawson Assets under the Anglo acquisition purchase agreements and fund certain other obligations in relation to the Dawson Assets (the BUMA Loan Note). The Company received $9.3 million in BUMA Loan Note proceeds during the year ended December 31, 2024 to fund a portion of the deposit to Anglo for the planned acquisition. The BUMA Loan Note bears interest at a coupon rate of 10% per year. During the period ended March 31, 2025, the Company capitalized $0.2 million interest expense to the BUMA Loan Note principal balance in accordance with the terms of the loan note deed.
Refer to Note 11. “Other Events” for additional information associated with the Anglo acquisition.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter and, the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders, agreed to provide the Bridge Facility to the Company in the amount of up to $2.075 billion in order to finance the planned acquisition in part. The Company expects to replace the Bridge Facility with permanent financing prior to the closing date, but there can be no assurance such financing will occur and any such expectation is subject to market conditions.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
2028 Convertible Notes	$2.6	$2.6
Finance lease obligations	0.4	0.4
Financial assurance instruments	7.2	8.8
Amortization of debt issuance costs	1.4	1.2
Receivables securitization program	0.6	0.8
Capitalized interest	(2.2)	—
Other	1.5	0.9
Interest expense, net of capitalized interest	$11.5	$14.7

Cash paid for interest, net of capitalized interest	$9.9	$11.5
Non-cash interest expense	$1.6	$1.3
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2025.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension, postretirement benefit and workers’ compensation costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
The Company sponsors a qualified pension plan. Annual contributions to the qualified plan are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of March 31, 2025, the qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any cash contributions to the qualified plan in 2025 based on minimum funding requirements. During the three months ended March 31, 2025, the Company made a discretionary cash contribution of $5.0 million to the qualified plan which allowed for termination of the Company’s agreement with the PBGC and resulted in the release of a $37.0 million letter of credit that had been maintained in favor of the PBGC.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic postretirement benefit credit included the following components:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1
Interest cost on accumulated postretirement benefit obligation	2.0	2.3
Expected return on plan assets	(0.1)	(0.1)
Amortization of prior service credit	(10.2)	(13.2)
Net periodic postretirement benefit credit	$(8.2)	$(10.9)
The Company has established a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA trust in 2025 and plans to utilize a portion of VEBA assets to make certain benefit payments.
(11) Other Events
Planned Anglo American Acquisition
On November 25, 2024, Peabody entered into definitive agreements (the Purchase Agreements), to acquire from Anglo a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia, including Anglo’s interests in the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central operating mine, the Dawson South operating mine, the Dawson South Exploration project and the Theodore South exploration project, collectively, the Dawson Assets). The Company has agreed to, following the prospective closing of the Anglo acquisition, sell the Dawson Assets to BUMA.
The Purchase Agreements required Peabody to acquire the balance, or a portion thereof, of the remaining interest in the Moranbah North and Grosvenor mines upon receipt of a tag-along notice from any joint venture participant (the Tag-Along Notice). On January 15, 2025, Peabody received a Tag-Along Notice pursuant to which Peabody acquired an additional 0.5% interest in the Moranbah North and Grosvenor mines for consideration of up to approximately $13 million.
The Purchase Agreements, as adjusted for the receipt of the Tag-Along Notice, contemplate an upfront cash payment of $2.058 billion, including a deposit of $75.0 million paid to Anglo upon execution of the Purchase Agreements, and fixed deferred cash payments totaling $726.0 million that will be payable in annual installments over a four-year period commencing on the first anniversary of the closing date of the acquisition, and additional contingent cash payments capped at $1.004 billion, comprised of (a) royalty payments contingent on the price of coal exceeding agreed-upon thresholds for each of the five years following the closing date of the acquisition and (b) payments contingent on the potential restart of the Grosvenor mine. The total consideration for the acquisition would be up to approximately $3.788 billion if the maximum amounts under the contingencies described above become payable.
On May 5, 2025, Peabody announced that it had notified Anglo and BUMA of a Material Adverse Change (MAC) impacting Peabody’s planned acquisition. The MAC relates to issues involving the Moranbah North Mine, which remains inactive following what was described as a gas ignition event on March 31, 2025. If the MAC is not resolved to Peabody’s satisfaction in the limited timeframe specified under the Purchase Agreements, Peabody may elect to terminate the Purchase Agreements.
(12) Earnings per Share (EPS)
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
The computation of diluted EPS excluded aggregate share-based compensation awards of 0.3 million and less than 0.1 million for the three months ended March 31, 2025 and 2024, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share data)
Basic EPS numerator:
Income from continuing operations, net of income taxes	$38.3	$45.7
Less: Net income attributable to noncontrolling interests	3.6	5.4
Income from continuing operations attributable to common stockholders	34.7	40.3
Loss from discontinued operations, net of income taxes	(0.3)	(0.7)
Net income attributable to common stockholders	$34.4	$39.6

Diluted EPS numerator:
Income from continuing operations, net of income taxes	$38.3	$45.7
Add: Tax adjusted interest expense related to 2028 Convertible Notes	3.1	3.1
Less: Net income attributable to noncontrolling interests	3.6	5.4
Income from continuing operations attributable to common stockholders	37.8	43.4
Loss from discontinued operations, net of income taxes	(0.3)	(0.7)
Net income attributable to common stockholders	$37.5	$42.7

EPS denominator:
Weighted average shares outstanding — basic	121.7	128.1
Dilutive impact of share-based compensation awards	0.6	0.6
Dilutive impact of 2028 Convertible Notes	16.4	16.2
Weighted average shares outstanding — diluted	138.7	144.9

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.29	$0.32
Loss from discontinued operations	(0.01)	(0.01)
Net income attributable to common stockholders	$0.28	$0.31

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.27	$0.30
Loss from discontinued operations	—	(0.01)
Net income attributable to common stockholders	$0.27	$0.29
(13) Financial Instruments and Other Guarantees
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2025
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$931.8	$92.2	$1,024.0
Letters of credit (2)	55.2	54.5	109.7
	987.0	146.7	1,133.7
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$931.8	$146.6	$1,078.4
(1)    Instruments support obligations related to leases, health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts and certain restoration ancillary to prior mining activities.
(2)    Amounts do not include cash-collateralized letters of credit.
(3)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $499.0 million at March 31, 2025. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at March 31, 2025.
At March 31, 2025, the Company’s maximum aggregate collateral amount was $525.0 million, which was comprised of $398.0 million in trust accounts and letters of credit of $127.0 million held for the benefit of certain surety providers.
Accounts Receivable Securitization
In 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended from time to time. The receivables securitization program authorized under the agreement (Securitization Program) is subject to customary events of default. The Securitization Program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028. During the three months ended March 31, 2025, the Company capitalized $1.7 million of debt issuance costs related to the amendment.
Borrowings under the Securitization Program bear interest at SOFR plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At March 31, 2025, the Company had no outstanding borrowings and $60.4 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $119.8 million at March 31, 2025. The Company was not required to post cash collateral under the Securitization Program at March 31, 2025.
The Company incurred interest and fees associated with the Securitization Program of $0.6 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At March 31, 2025, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At March 31, 2025, the bank guarantee facilities were backed by cash of $170.2 million.
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

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$398.0	$394.6
Credit support facilities (2) (3)	289.3	287.6
	687.3	682.2
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	128.0	127.6
Restricted cash and collateral	$815.3	$809.8
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
(3)    At March 31, 2025, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $271 million and $204 million, respectively. At December 31, 2024, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $271 million and $205 million, respectively.
(14) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2025, purchase commitments for capital expenditures were $61.1 million, all of which is obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 21. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Litigation and Matters Relating to Continuing Operations
Metropolitan Mine Stormwater Discharge. Significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site resulted in stormwater being discharged from the mine site on several occasions in 2021 and 2022. On September 6, 2023, the New South Wales Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 (the Act) relating to the stormwater discharges. On March 15, 2024, the Metropolitan Collieries Pty Ltd (MCPL) pled guilty to two of the charges related to water pollution, and two charges related to a failure to adequately maintain plant and equipment were consolidated into one charge to which the MCPL also pled guilty. The remaining charge was discontinued. A sentencing hearing was held in November 2024 and the judgment was handed down in March 2025. MCPL was convicted of three separate offenses under the Act and fined a total monetary penalty of $0.1 million. MCPL was also ordered to pay costs in the amount of $0.2 million in addition to various publication orders that MCPL must comply with under the judgement.
At times, the Company becomes a party to other disputes, including those related to contract miner performance, claims, lawsuits, arbitration proceedings, regulatory investigations and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its consolidated financial condition, results of operations or cash flows. The Company reassesses the probability and the ability to estimate contingent losses as new information becomes available.
(15) Segment Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other.
The Company’s chief operating decision maker (CODM), defined as the President and Chief Executive Officer, uses Adjusted EBITDA as the primary financial metric to measure each segment’s operating performance against expected results and to allocate resources, including capital investment in mining operations and potential expansions. Adjusted EBITDA is a non-GAAP financial measure defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliations below. Management believes this non-GAAP measure is used by investors to measure the Company’s operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment results for the three months ended March 31, 2025 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$265.1	$220.1	$275.6	$168.7	$7.5	$937.0
Less Significant Segment Expenses:
Labor costs	35.1	55.0	49.8	50.2
Repair costs	24.8	47.0	31.5	34.1
Outside services	26.8	72.1	31.1	35.8
Commodities expense	19.1	13.4	38.7	19.5
Sales related costs	54.6	54.0	75.3	10.0
Other expenses (1)	20.5	(34.6)	12.9	(13.8)
Adjusted EBITDA	84.2	13.2	36.3	32.9	(22.6)	144.0
Additions to property, plant, equipment and mine development	8.5	53.2	3.9	4.6	0.2	70.4
Loss from equity affiliates	—	—	—	—	6.7	6.7
Segment results for the three months ended March 31, 2024 were as follows:

	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$283.9	$247.0	$254.1	$191.6	$7.0	$983.6
Less Significant Segment Expenses:
Labor costs	37.7	49.3	51.8	52.9
Repair costs	37.9	32.7	34.9	32.4
Outside services	31.0	54.6	31.9	36.6
Commodities expense	23.9	15.7	41.1	19.3
Sales related costs	52.1	52.0	69.8	13.6
Other expenses (1)	7.5	(5.6)	8.2	(9.7)
Adjusted EBITDA	93.8	48.3	16.4	46.5	(44.5)	160.5
Additions to property, plant, equipment and mine development	14.5	39.4	5.0	2.3	0.2	61.4
Loss from equity affiliates	—	—	—	—	3.7	3.7
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
The following table presents total assets at the division level:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Seaborne	$2,434.6	$2,465.3
U.S. Thermal	1,315.0	1,346.9
Corporate and Other	2,034.1	2,141.5
Total assets	$5,783.7	$5,953.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated income from continuing operations before income taxes to Adjusted EBITDA follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Income from continuing operations before incomes taxes	$43.2	$65.8
Depreciation, depletion and amortization	92.1	79.8
Asset retirement obligation expenses	13.6	12.9
Restructuring charges	1.7	0.1
Transaction costs related to business combinations	2.4	—
Provision for NARM loss	—	1.8
Changes in amortization of basis difference related to equity affiliates	(0.6)	(0.4)
Interest expense, net of capitalized interest	11.5	14.7
Interest income	(15.4)	(19.2)
Unrealized (gains) losses on foreign currency option contracts	(4.3)	5.7
Take-or-pay contract-based intangible recognition	(0.2)	(0.7)
Total Adjusted EBITDA	$144.0	$160.5

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
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or the Company’s future financial performance. The Company uses words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “forecast,” “project,” “should,” “estimate,” “goal,” “plan,” “outlook,” “target,” “likely,” “could,” “will,” “would,” “to be” or other similar words to identify forward-looking statements.
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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2024, Peabody produced and sold 118.1 million and 118.0 million tons of coal, respectively, from continuing operations. At March 31, 2025, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin, Other U.S. Thermal and Corporate and Other. Refer to Note 15. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of the Company’s Corporate and Other segment.
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2025 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2025 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2025 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.

	High	Low	Average	March 31, 2025	May 2, 2025
Premium HCC (1)	$199.90	$166.00	$185.08	$169.00	$193.00
Premium PCI coal (1)	153.00	126.50	141.08	129.00	139.50
Newcastle index thermal coal (1)	120.97	93.93	105.37	94.98	95.13
API 5 index thermal coal (1)	81.53	70.74	76.34	70.74	69.98
PRB 8,800 Btu/Lb coal (2)	14.35	14.10	14.17	14.20	14.20
Illinois Basin 11,500 Btu/Lb coal (2)	45.00	43.25	43.91	45.00	46.25
(1)    Prices expressed per metric tonne.
(2)    Prices expressed per short ton.
Within the global coal industry, supply and demand for its products and the supplies used for mining are being impacted by recent changes to trade policy, including tariff and customs regulations. As future developments related to trade policy, including additional or retaliatory tariffs, delays in implementing previously announced changes or ongoing negotiations between countries, are unknown, the global coal industry data for the three months ended March 31, 2025 presented herein may not be indicative of their ultimate impacts.

Within the seaborne metallurgical coal market, metallurgical coal prices softened during the three months ended March 31, 2025. Seasonal steelmaking weakness in China and mixed steelmaking profit margins in other regions generally weighed on metallurgical coal demand. In China, ongoing challenges in the property sector contributed to softer domestic steel demand and to strong rates of steel exports. During the period, Chinese metallurgical coal stocks were reported to be relatively high and Chinese domestic coal prices generally remained below international seaborne prices. Outside of China, Japan experienced falling steel production and metallurgical coal imports due to sluggish domestic demand and weakening exports, while in contrast India’s increased steelmaking capacity supported higher metallurgical coal imports relative to the same period in 2024. Meanwhile, metallurgical coal supply was generally ample to meet spot demand during the period, despite notable wet season disruptions to Australian mining and logistics, as well as lower rates of U.S. and Russian seaborne exports. PCI relativity to coking coal was fairly stable during the three months ended March 31, 2025. Looking forward, the end of the typical Australian wet season may support additional coal supply to global markets, although this effect may be softened by a number of ongoing operational disruptions at prominent metallurgical coal mines globally. Meanwhile, metallurgical coal buyers may take a cautious approach to procurement in the near-term given an increasingly complex international trade environment. Overall, the market for metallurgical coal remains finely balanced and exposed to volatility, influenced by the rate of exports from Australia and Canada, evolving bilateral trade policies and the economic performance in China, India and elsewhere.
Within the seaborne thermal coal market, global thermal coal prices softened during the three months ended March 31, 2025, driven by weakening demand conditions and oversupply as seen by higher stockpiles in Asian markets. In China, overall total generation demand has remained relatively flat to start the year, while domestic coal production has been stronger. Combining stronger domestic coal production and relatively stable coal import demand against weaker demand has led to an increase in coal stockpiles in China through the three months ended March 31, 2025. In India, elevated domestic coal production, lower import demand and relatively flat coal generation has led to elevated coal stockpiles. Looking ahead, global thermal coal markets should begin to see stronger demand as summer restocking requirements in the Northern Hemisphere start; in addition, volatile global natural gas markets can impact global thermal coal markets.
In the U.S., overall electricity demand increased over 3% year-over-year. Through the three months ended March 31, 2025, electricity generation from thermal coal has increased year-over-year, driven by higher natural gas prices and stronger total generation. Coal’s share of electricity generation has increased to approximately 17% for the three months ended March 31, 2025, while wind and solar’s combined generation share is at 19% and the share of natural gas generation has declined to approximately 38%. U.S. coal inventories have declined through March 31, 2025, resulting in stockpiles declining more than 15 million tons below levels seen at the end of 2024.
Centurion Mine
Peabody’s development of the Centurion Mine, an underground longwall metallurgical coal mine in Queensland, Australia, continues to advance as planned. Centurion continues to make progress toward full-scale longwall production in the first quarter of 2026. At March 31, 2025, the mine had four continuous miner units in coal production and had shipped its second delivery of development coal. Peabody expects to begin producing continuous miner coal from Centurion North early in the third quarter of 2025, and targets combined production of 500 thousand tons for 2025.
Planned Acquisition
On November 25, 2024, Peabody entered into definitive agreements (the Purchase Agreements) with Anglo American plc (Anglo), to acquire a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia, including Anglo’s interests in the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central operating mine, the Dawson South operating mine, the Dawson South Exploration project and the Theodore South exploration project, collectively, the Dawson Assets). The Company has agreed to, following the prospective closing of the Anglo acquisition, sell the Dawson Assets to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries (BUMA).
The Purchase Agreements required Peabody to acquire the balance, or a portion thereof, of the remaining interest in the Moranbah North and Grosvenor mines upon receipt of a tag-along notice from any joint venture participant (the Tag-Along Notice). On January 15, 2025, Peabody received a Tag-Along Notice pursuant to which Peabody acquired an additional 0.5% interest in the Moranbah North and Grosvenor mines.
Peabody has secured a bridge facility commitment to finance the acquisition. The Company intends to replace the bridge facility with permanent financing, including debt capacity, additional investment by existing joint venture partners and other financing to supplement as warranted.

On May 5, 2025, Peabody announced that it had notified Anglo and BUMA of a Material Adverse Change (MAC) impacting Peabody’s planned acquisition. The MAC relates to issues involving the Moranbah North Mine, which remains inactive following what was described as a gas ignition event on March 31, 2025. If the MAC is not resolved to Peabody’s satisfaction in the limited timeframe specified under the Purchase Agreements, Peabody may elect to terminate the Purchase Agreements. See Note 9. “Long-term Debt” and Note 11. “Other Events” for further information.
Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Summary
The decrease in income from continuing operations, net of income taxes for the three months ended March 31, 2025 compared to the same period in the prior year ($7.4 million) was driven by lower revenue primarily due to lower seaborne coal pricing ($46.6 million) and higher depreciation, depletion and amortization expense ($12.3 million). This unfavorable variance was partially offset by lower operating costs and expenses ($44.0 million) and a lower year-over-year provision for taxes ($15.2 million).
Adjusted EBITDA for the three months ended March 31, 2025 reflected a year-over-year decrease of $16.5 million.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended March 31,		Increase (Decrease) to Volumes
	2025	2024	Tons	%
	(Tons in millions)
Seaborne Thermal	4.4	4.0	0.4	10%
Seaborne Metallurgical	1.8	1.4	0.4	29%
Powder River Basin	19.6	18.7	0.9	5%
Other U.S. Thermal	3.1	3.2	(0.1)	(3)%
Total tons sold from operating segments	28.9	27.3	1.6	6%
Corporate and Other	—	0.1	(0.1)	(100)%
Total tons sold	28.9	27.4	1.5	5%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended March 31,		(Decrease) Increase
	2025	2024	$	%
Revenue per Ton (1)
Seaborne Thermal	$60.64	$71.24	$(10.60)	(15)%
Seaborne Metallurgical	125.15	172.60	(47.45)	(27)%
Powder River Basin	14.02	13.62	0.40	3%
Other U.S. Thermal	54.32	59.75	(5.43)	(9)%
Costs per Ton (1)(2)
Seaborne Thermal	$41.37	$47.71	$(6.34)	(13)%
Seaborne Metallurgical	117.66	138.83	(21.17)	(15)%
Powder River Basin	12.18	12.74	(0.56)	(4)%
Other U.S. Thermal	43.71	45.25	(1.54)	(3)%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$19.27	$23.53	$(4.26)	(18)%
Seaborne Metallurgical	7.49	33.77	(26.28)	(78)%
Powder River Basin	1.84	0.88	0.96	109%
Other U.S. Thermal	10.61	14.50	(3.89)	(27)%
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
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended March 31,		(Decrease) Increase to Revenue
	2025	2024	$	%
	(Dollars in millions)
Seaborne Thermal	$265.1	$283.9	$(18.8)	(7)%
Seaborne Metallurgical	220.1	247.0	(26.9)	(11)%
Powder River Basin	275.6	254.1	21.5	8%
Other U.S. Thermal	168.7	191.6	(22.9)	(12)%
Corporate and Other	7.5	7.0	0.5	7%
Revenue	$937.0	$983.6	$(46.6)	(5)%
Seaborne Thermal. Segment revenue decreased during the three months ended March 31, 2025 compared to the same period in the prior year due to unfavorable realized prices ($80.6 million), offset by favorable volume and mix variances ($61.8 million).
Seaborne Metallurgical. Segment revenue decreased during the three months ended March 31, 2025 compared to the same period in the prior year due to unfavorable realized prices ($75.2 million), offset by favorable volume ($48.3 million).
Powder River Basin. Segment revenue increased during the three months ended March 31, 2025 compared to the same period in the prior year due to favorable volume ($17.7 million) and favorable realized prices ($3.8 million).

Other U.S. Thermal. Segment revenue decreased during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to decreased revenue from sales contract cancellation settlements ($13.5 million), unfavorable realized prices ($6.5 million) and unfavorable volume ($2.9 million).
Corporate and Other. Segment revenue for the three months ended March 31, 2025 was comparable to the same period in the prior year.
Segment Costs
The following table presents costs by reporting segment:

	Three Months Ended March 31,		(Decrease) Increase to Total Segment Costs
	2025	2024	$	%
	(Dollars in millions)
Seaborne Thermal	$180.9	$190.1	$(9.2)	(5)%
Seaborne Metallurgical	206.9	198.7	8.2	4%
Powder River Basin	239.3	237.7	1.6	1%
Other U.S. Thermal	135.8	145.1	(9.3)	(6)%
Corporate and Other	4.4	27.5	(23.1)	(84)%
Total Segment Costs (1)	$767.3	$799.1	$(31.8)	(4)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Costs decreased during the three months ended March 31, 2025 compared to the same period in the prior year due to lower costs for labor, repairs and outside services resulting from timing of maintenance and operational improvements ($19.9 million) and favorable commodity pricing ($4.8 million). These decreases were offset by higher variable expense ($19.1 million) due to higher volume (0.4 million tons).
Seaborne Metallurgical. Segment Costs increased during the three months ended March 31, 2025 compared to the same period in the prior year due to higher variable operational and sales related costs driven by increased volume (0.4 million tons).
Powder River Basin. Segment Costs increased during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to higher sales related costs ($5.5 million) driven by favorable volume (0.9 million tons) and higher leasing costs ($2.8 million). These increases were offset by lower costs for labor, repairs and outside services ($6.2 million) due to mining in areas with less overburden.
Other U.S. Thermal. The decrease in Segment Costs during the three months ended March 31, 2025 compared to the same period in the prior year was driven by lower volume (0.1 million tons).
Corporate and Other. Segment Costs decreased during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to favorable foreign currency rate changes.

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended March 31,		(Decrease) Increase to Segment Adjusted EBITDA
	2025	2024	$	%
	(Dollars in millions)
Seaborne Thermal	$84.2	$93.8	$(9.6)	(10)%
Seaborne Metallurgical	13.2	48.3	(35.1)	(73)%
Powder River Basin	36.3	16.4	19.9	121%
Other U.S. Thermal	32.9	46.5	(13.6)	(29)%
Corporate and Other	(22.6)	(44.5)	21.9	49%
Adjusted EBITDA (1)	$144.0	$160.5	$(16.5)	(10)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the three months ended March 31, 2025 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($78.6 million), offset by favorable operational costs ($32.2 million) and favorable volume and mix variances ($28.7 million).
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three months ended March 31, 2025 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($63.6 million), offset by favorable operational costs ($35.8 million).
Powder River Basin. Segment Adjusted EBITDA increased during the three months ended March 31, 2025 compared to the same period in the prior year due to favorable volume ($7.5 million), decreased overburden removal costs ($5.6 million) and lower costs for materials, services, repairs and labor ($4.2 million).
Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to decreased sales contract cancellation settlements ($13.5 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended March 31,		(Decrease) Increase to Adjusted EBITDA
	2025	2024	$	%
	(Dollars in millions)
Middlemount (1)	$(6.9)	$(0.8)	$(6.1)	(763)%
Resource management activities (2)	5.5	4.4	1.1	25%
Selling and administrative expenses	(23.6)	(22.0)	(1.6)	(7)%
Other items, net (3)	2.4	(26.1)	28.5	109%
Corporate and Other Adjusted EBITDA	$(22.6)	$(44.5)	$21.9	49%
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
Corporate and Other Adjusted EBITDA increased during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to the favorable impact of foreign currency rate changes ($20.2 million) and lower costs at closed and suspended operations ($7.6 million). These favorable impacts were partially offset by unfavorable variances in Middlemount’s results driven by lower sales pricing and unfavorable production costs.

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2025	2024	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$144.0	$160.5	$(16.5)	(10)%
Depreciation, depletion and amortization	(92.1)	(79.8)	(12.3)	(15)%
Asset retirement obligation expenses	(13.6)	(12.9)	(0.7)	(5)%
Restructuring charges	(1.7)	(0.1)	(1.6)	(1,600)%
Transaction costs related to business combinations	(2.4)	—	(2.4)	n.m.
Provision for NARM loss	—	(1.8)	1.8	100%
Changes in amortization of basis difference related to equity affiliates	0.6	0.4	0.2	50%
Interest expense, net of capitalized interest	(11.5)	(14.7)	3.2	22%
Interest income	15.4	19.2	(3.8)	(20)%
Unrealized gains (losses) on foreign currency option contracts	4.3	(5.7)	10.0	175%
Take-or-pay contract-based intangible recognition	0.2	0.7	(0.5)	(71)%
Income tax provision	(4.9)	(20.1)	15.2	76%
Income from continuing operations, net of income taxes	$38.3	$45.7	$(7.4)	(16)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2025	2024	$	%
	(Dollars in millions)
Seaborne Thermal	$(33.4)	$(27.6)	$(5.8)	(21)%
Seaborne Metallurgical	(28.8)	(21.8)	(7.0)	(32)%
Powder River Basin	(12.8)	(12.5)	(0.3)	(2)%
Other U.S. Thermal	(15.7)	(14.0)	(1.7)	(12)%
Corporate and Other	(1.4)	(3.9)	2.5	64%
Total	$(92.1)	$(79.8)	$(12.3)	(15)%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended March 31,
	2025	2024
Seaborne Thermal	$2.00	$2.10
Seaborne Metallurgical	2.72	2.78
Powder River Basin	0.31	0.38
Other U.S. Thermal	1.82	1.55
Depreciation, depletion and amortization expense increased during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increased depreciation resulting from asset additions and shortened mine lives. The changes in the weighted-average depletion rate per ton for both the Powder River Basin and the Other U.S. Thermal segments during the three months ended March 31, 2025 compared to the same period in the prior year reflect the impact of volume and mix variances across the segments.

Transaction Costs Related to Business Combinations. The charges recorded during the current year period relate to the planned acquisition of multiple metallurgical coal mines from Anglo which was announced during the fourth quarter of 2024. Refer to Note 11. “Other Events” in the accompanying unaudited condensed consolidated financial statements for further information regarding the planned Anglo acquisition.
Interest Expense, Net of Capitalized Interest. The decrease in expense during the three months ended March 31, 2025 compared to the same period in the prior year was driven by lower interest and fees for financial assurance instruments and the capitalization of interest related to the development of the Centurion Mine.
Interest Income. The decrease in income during the three months ended March 31, 2025 compared to the same period in the prior year was driven by lower average cash balances during the current period.
Unrealized Gains (Losses) on Foreign Currency Option Contracts. Unrealized gains (losses) primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Provision. The decrease in the income tax provision during the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to lower expected pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2025	2024	$	%
	(Dollars in millions)
Income from continuing operations, net of income taxes	$38.3	$45.7	$(7.4)	(16)%
Loss from discontinued operations, net of income taxes	(0.3)	(0.7)	0.4	57%
Net income	38.0	45.0	(7.0)	(16)%
Less: Net income attributable to noncontrolling interests	3.6	5.4	(1.8)	(33)%
Net income attributable to common stockholders	$34.4	$39.6	$(5.2)	(13)%
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended March 31,		(Decrease) Increase to EPS
	2025	2024	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.27	$0.30	$(0.03)	(10)%
Loss from discontinued operations	—	(0.01)	0.01	100%
Net income attributable to common stockholders	$0.27	$0.29	$(0.02)	(7)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 138.7 million and 144.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Income from continuing operations, net of income taxes	$38.3	$45.7
Depreciation, depletion and amortization	92.1	79.8
Asset retirement obligation expenses	13.6	12.9
Restructuring charges	1.7	0.1
Transaction costs related to business combinations	2.4	—
Provision for NARM loss	—	1.8
Changes in amortization of basis difference related to equity affiliates	(0.6)	(0.4)
Interest expense, net of capitalized interest	11.5	14.7
Interest income	(15.4)	(19.2)
Unrealized (gains) losses on foreign currency option contracts	(4.3)	5.7
Take-or-pay contract-based intangible recognition	(0.2)	(0.7)
Income tax provision	4.9	20.1
Total Adjusted EBITDA	$144.0	$160.5
Total Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Operating costs and expenses	$770.2	$814.2
Unrealized gains (losses) on foreign currency option contracts	4.3	(5.7)
Take-or-pay contract-based intangible recognition	0.2	0.7
Net periodic benefit credit, excluding service cost	(7.4)	(10.1)
Total Segment Costs	$767.3	$799.1
The following table presents Total Segment Costs by reporting segment:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Seaborne Thermal	$180.9	$190.1
Seaborne Metallurgical	206.9	198.7
Powder River Basin	239.3	237.7
Other U.S. Thermal	135.8	145.1
Corporate and Other	4.4	27.5
Total Segment Costs	$767.3	$799.1

Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment (excluding insurance recoveries), respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended March 31, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.4	1.8	19.6	3.1

Revenue	$265.1	$220.1	$275.6	$168.7
Total Segment Costs	180.9	206.9	239.3	135.8
Adjusted EBITDA	$84.2	$13.2	$36.3	$32.9

Revenue per Ton	$60.64	$125.15	$14.02	$54.32
Costs per Ton	41.37	117.66	12.18	43.71
Adjusted EBITDA Margin per Ton	$19.27	$7.49	$1.84	$10.61

	Three Months Ended March 31, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.0	1.4	18.7	3.2

Revenue	$283.9	$247.0	$254.1	$191.6
Total Segment Costs	190.1	198.7	237.7	145.1
Adjusted EBITDA	$93.8	$48.3	$16.4	$46.5

Revenue per Ton	$71.24	$172.60	$13.62	$59.75
Costs per Ton	47.71	138.83	12.74	45.25
Adjusted EBITDA Margin per Ton	$23.53	$33.77	$0.88	$14.50
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory or global climate matters subsequent to December 31, 2024. This section should be considered in connection with the Company’s regulatory and global climate matters as outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2024.
Regulatory Matters - U.S.
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
The Trump Administration recently issued letters to impacted companies that the 60-day deadline to provide information was no longer applicable and that no additional information was required at this time. They also announced that OWCP would provide additional guidance in due course.

Recent Announcement by the U.S. Environmental Protection Agency (EPA). In response to an executive order issued by President Trump requiring agencies to identify regulations for regulatory roll back, the EPA announced on March 12, 2025, that it will reconsider several EPA actions, including:
•Regulation of greenhouse gas emissions from new and existing fossil fuel-fired electric generating units (EGUs), commonly known as “Clean Power Plan 2.0,” which could also impact the final 2015 New Source Performance Standards for fossil fuel-fired EGUs;
•National Ambient Air Quality Standards for fine particulate matter;
•Cross State Air Pollution Rule;
•Mercury and Air Toxic Standards;
•Implementation of the Regional Haze Program;
•Final September 2023 rule clarifying the scope of federal regulatory authority over wetland and non-navigable waters;
•Final rule regarding effluent limitations guidelines for the steam electric power generating industry; and
•Rules for disposal of coal combustion residuals.
Peabody will continue to monitor these items as changes could have significant impact on the U.S. coal mining industry, Peabody’s mining operations and its customers.
National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. Since July 2020, the White House Council on Environmental Quality (CEQ) has revised its longstanding NEPA regulations on several occasions. On January 20, 2025, President Trump issued Executive Order 14154, which directed the CEQ to propose rescinding its NEPA regulations and to provide guidance to federal agencies on implementing NEPA and to coordinate the revision of the agencies’ own implementing regulations. On February 25, 2025, the CEQ published an Interim Final Rule removing all CEQ NEPA regulations from the Code of Federal Regulations. The CEQ has clarified that individual agencies are free to continue following or to amend their own NEPA implementation procedures, which largely conformed to the CEQ’s regulations.
SEC Climate-Related Disclosures. On March 6, 2024, the SEC adopted final rules it expected would enhance and standardize climate-related disclosures by public companies and in public offerings. Specifically, the final rules required disclosure of, among other things, climate-related risks that have had or are reasonably likely to have a material impact on a public company’s business strategy, results of operations or financial condition; certain greenhouse gas (GHG) emissions associated with a public company along with, in many cases, an attestation report by a GHG emissions attestation provider; and certain climate-related financial metrics to be included in a company’s audited financial statements. The final rules were challenged by multiple parties, and the cases were consolidated into a judicial review by the Eighth Circuit. On April 4, 2024, the SEC voluntarily stayed implementation of the final rules pending such judicial review. On March 27, 2025, the SEC announced that it would end its defense of the final rules.
Regulatory Matters - Australia
Industrial Relations Laws. A national industrial relations system, the Fair Work Act and National Employment Standards, applies to all private sector employers and employees where the employer is a corporation. The matters regulated under the national system include general employment conditions, unfair dismissal, enterprise bargaining, bullying claims, industrial action and resolution of workplace disputes. Most of the hourly workers employed in the Company’s mines are also covered by the Black Coal Mining Industry Award and company specific enterprise agreements approved under the national system.
In December 2022, the federal government passed The Fair Work Legislation Amendment (Secure Jobs, Better Pay) Act 2022, which amends the Fair Work Act. The legislation introduced several changes to workplace laws in Australia including changes to enterprise agreement making and termination; when industrial action can be taken; and access to multi-employer bargaining or single interest employer authorizations. Following this amendment, the Wambo Underground Mine and four other mines in New South Wales (NSW) were served with an application for a single interest employer authorization which was granted by the Fair Work Commission against three employers including Peabody. The three employers appealed the authorization in a hearing held in March 2025. A decision on the appeal is expected in the second quarter of 2025.

On December 7, 2023, the Fair Work Legislation Amendment (Closing Loopholes) Bill 2023 was passed by the Australian Federal Parliament. The legislation allows unions, employees and/or hosts to make application to the Fair Work Commission for a ‘regulated labour hire arrangement order’ that, if successful, requires labor hire employers to provide similar wages and conditions to regulated workers as those provided to employees of the host. The Fair Work Commission must make the order requested if it is satisfied that (1) the employer supplies (or will supply) employee(s) to a regulated host to perform work for the host; (2) the regulated host has 15 employees or more; and (3) the regulated host has an enterprise agreement that would apply to the regulated employees if they were directly employed by the host, unless the Fair Work Commission is satisfied that it is not fair and reasonable to do so. These orders do not apply to contactor arrangements, only labor hire. Various union applications for regulated labor hire arrangement orders to apply at Australian coal mining operations have been successfully made, and are currently being considered by Australia’s Fair Work Commission. Orders have been made in relation to three labor hire employers who provide labor to Peabody Energy Australia PCI Mine Management Pty Ltd (now a regulated host) at its Coppabella Mine. Additionally an application for a regulated labor hire arrangement order has been made at the Metropolitan Mine in relation to a labor hire employer which is currently progressing through the determination process.
The Australian Parliament has passed various other pieces of legislation changing the Australian industrial and employment landscape. This includes the Fair Work Legislation Amendment (Closing Loopholes No. 2) Bill 2023 which was passed on February 12, 2024 and made many changes, including to the definition of who is a casual employee and the definition of who is a contractor versus employee. The change to the casual employment definition was introduced to move away from a decision of the High Court of Australia in which an employee in the Australian coal mining industry who was rostered to work full-time hours on a 12-month roster was found to be employed on a casual basis pursuant to the terms of his contract of employment and therefore not entitled to receive the benefits that permanent employees receive (e.g. paid annual leave).
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
Both NSW and Queensland have additional state specific legislation in place that enables Aboriginal people to claim freehold title to available land currently owned by the state government. If and when title to any claimable land is transferred to the relevant Aboriginal people, then ongoing consultation and compensation arrangements will need to be in place with the new landowner. There is claimable land within proximity to all Company operations in NSW and Queensland and accordingly, as and when any claims are processed by the respective state government, the Company will need to progress consultation and compensation arrangements to ensure that its access rights are maintained. The Company continues to monitor the progress of any claims that have the potential to impact on its operations.
Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (ATSHIP). The purpose of the ATSIHP Act is to ensure the preservation and protection from harm or desecration of areas and objects in Australia and in Australian waters, that are of particular significance to Aboriginal people. Under the ATSIHP Act, the Commonwealth Minister for Indigenous Australians can make declarations in relation to areas or objects for the purposes of protecting Aboriginal and Torres Strait Islander heritage. Declarations are made in response to applications made by an Aboriginal person or group showing that the area or object is significant with respect to Aboriginal culture and is under threat of injury or desecration. Such a declaration may prevent any development being carried out on the relevant area of land. In 2024, the federal Minister made a declaration under the ATSIHP Act over an area that had been approved under state and federal environmental and planning laws for a gold mining project. The project proponent has indicated that the decision renders the mine project unviable and has initiated Federal Court proceedings seeking a judicial review of the decision-making process. The first hearing is scheduled for the second quarter of 2025.

Metropolitan Mine Stormwater Discharge. Significantly high rainfall in New South Wales, including unprecedented rain totals at the Metropolitan Mine site resulted in stormwater being discharged from the mine site on several occasions in 2021 and 2022. On September 6, 2023, the New South Wales Environment Protection Authority commenced a prosecution for five breaches of the Protection of the Environment Operations Act 1997 (the Act) relating to the stormwater discharges. On March 15, 2024, the Metropolitan Collieries Pty Ltd (MCPL) pled guilty to two of the charges related to water pollution and two charges related to a failure to adequately maintain plant and equipment were consolidated into one charge to which the MCPL also pled guilty. The remaining charge was discontinued. A sentencing hearing was held in November 2024 and the judgment was handed down in March 2025. MCPL was convicted of three separate offenses under the Act and fined a total monetary penalty of $0.1 million. MCPL was also ordered to pay costs in the amount of $0.2 million. There are also various publication orders that MCPL must comply with under the judgement.
Risks and Regulations Related to Global Climate Change
Other than as described in the following section, there have been no significant changes to the Company’s global climate matters subsequent to December 31, 2024. Refer to Part I, Item 1. “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding the Company’s global climate matters.
Regulations Related to Global Climate Change
The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of GHG emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reduction contributions after the second commitment period ends in 2020 (the Paris Agreement). The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, including Australia, that account for at least 55% of global GHG emissions. On January 20, 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019. On January 20, 2025, pursuant to the Executive Order on Putting America First In International Environmental Agreements, President Trump directed the U.S. Ambassador to the United Nations to submit a formal notification withdrawing the United States from the Paris Agreement.
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves, coal resources and surface lands, and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, finance and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, dividends, share repurchases and selling and administrative expenses. The Company has also used cash for early debt retirements and acquisitions.
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

Liquidity
As of March 31, 2025, the Company’s cash and cash equivalents balances totaled $696.5 million, including approximately $389 million held by U.S. subsidiaries, approximately $296 million held by Australian subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the three months ended March 31, 2025, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity increased to $1,087.0 million as of March 31, 2025 from $1,072.5 million as of December 31, 2024. Available liquidity was comprised of the following:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$696.5	$700.4
Revolving credit facility availability	270.7	233.7
Accounts receivable securitization program availability	119.8	138.4
Total liquidity	$1,087.0	$1,072.5
Capital Returns to Shareholders
The Company paid dividends of $9.1 million during the three months ended March 31, 2025.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $499.0 million at March 31, 2025. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at March 31, 2025.
At March 31, 2025, the Company’s maximum aggregate collateral amount was $525.0 million, which was comprised of $398.0 million in trust accounts and letters of credit of $127.0 million held for the benefit of certain surety providers.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At March 31, 2025, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At March 31, 2025, the bank guarantee facilities were backed by cash of $170.2 million.

Revolving Credit Facility
The Company established a revolving credit facility with a maximum aggregate principal amount of $320.0 million in revolving commitments by entering into a credit agreement, dated as of January 18, 2024 (the 2024 Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto.
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum. On November 25, 2024, the Company amended the 2024 Credit Agreement to, among other things, permit (i) Peabody’s planned acquisition of multiple coal mines from Anglo as further discussed in Note 11. “Other Events,” (ii) the related bridge loan facility and (iii) the incurrence of additional indebtedness to finance the acquisition, subject to compliance with certain pro forma financial covenants.
As of March 31, 2025, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.3 million outstanding as of March 31, 2025. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 13. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.7 million at March 31, 2025.
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
Indebtedness
The Company’s total indebtedness as of March 31, 2025 and December 31, 2024 is presented in the table below.

Debt Instrument (defined below, as applicable)	March 31, 2025	December 31, 2024
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	9.5	9.3
Finance lease obligations	23.5	25.1
Less: Debt issuance costs	(5.8)	(6.3)
	347.2	348.1
Less: Current portion of long-term debt	16.0	15.8
Long-term debt	$331.2	$332.3
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at March 31, 2025, of approximately $19 million in 2025, $18 million in 2026, $13 million in 2027, $326 million in 2028, less than $1 million in 2029 and $10 million thereafter.
Cash paid for interest, net of capitalized interest related to the Company’s indebtedness and financial assurance instruments amounted to $9.9 million and $11.5 million during the three months ended March 31, 2025 and 2024, respectively.
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
During the first quarter of 2025, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the second quarter of 2025.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter and, the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders, agreed to provide the Bridge Facility to the Company in the amount of up to $2.075 billion in order to finance the planned acquisition in part. The Company expects to replace the Bridge Facility with permanent financing prior to the closing date, but there can be no assurance such financing will occur and any such expectation is subject to market conditions.
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
Accounts Receivable Securitization Program
As described in Note 13. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying program. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At March 31, 2025, the Company had no outstanding borrowings and $60.4 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at March 31, 2025.
The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2025.

Cash Flows
The following table summarizes the Company’s cash flows for the three months ended March 31, 2025 and 2024, as reported in the accompanying unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$119.9	$119.0
Net cash used in investing activities	(89.6)	(75.2)
Net cash used in financing activities	(29.1)	(127.7)
Net change in cash, cash equivalents and restricted cash	1.2	(83.9)
Cash, cash equivalents and restricted cash at beginning of period	1,382.6	1,650.2
Cash, cash equivalents and restricted cash at end of period	$1,383.8	$1,566.3
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2025 was comparable to the same period in the prior year and primarily driven by a year-over-year increase in operating cash flow from working capital ($169.3 million), offset by a decrease in cash from collateral arrangements resulting from prior year collateral releases ($151.7 million) and lower cash generated from mining operations.
Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2025 compared to the same period in the prior year was driven higher capital expenditures and payments of capital accruals ($40.8 million). These variances were partially offset by higher net distribution from joint ventures ($22.1 million).
Financing Activities. The decrease in net cash used by financing activities for the three months ended March 31, 2025 compared to the same period in the prior year was primarily driven by decreases in common stock repurchases ($83.1 million) and payment of debt issuance and other deferred financing costs ($9.1 million).
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2025
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$931.8	$92.2	$1,024.0
Letters of credit (2)	55.2	54.5	109.7
	987.0	146.7	1,133.7
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$931.8	$146.6	$1,078.4
(1)    Instruments support obligations related to leases, health care plans, workers’ compensation, property and casualty insurance, customer and vendor contracts and certain restoration ancillary to prior mining activities.
(2)    Amounts do not include cash-collateralized letters of credit.
(3)    Certain letters of credit serve as collateral for surety bonds at the request of surety bond providers.

Not presented in the above table is $815.3 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at March 31, 2025, as described in Note 13. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance increased $5.5 million during the three months ended March 31, 2025 due to an increase in bonding requirements and the impact of foreign currency rate changes.
At March 31, 2025, the Company had total asset retirement obligations of $725.4 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
At March 31, 2025, the Company’s reclamation bonding requirements were supported by approximately $710 million of restricted cash and other balances serving as collateral, which substantially supports the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.
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
At March 31, 2025, the Company identified certain assets with an aggregate carrying value of approximately $75 million in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s critical accounting policies remain unchanged at March 31, 2025, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of March 31, 2025, the Company had approximately 91 million tons of U.S. thermal coal priced and committed for 2025. This includes approximately 77 million tons of PRB coal and 14 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2025 thermal coal sales volumes from its Seaborne Thermal segment of 14.2 million to 15.2 million tons comprised of thermal export volume of 8.8 million to 9.8 million tons and domestic volume of 5.4 million tons. Peabody is estimating full year 2025 metallurgical coal sales from its Seaborne Metallurgical segment of 8.0 million to 9.0 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of March 31, 2025, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.

Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2025, the Company held average rate options with an aggregate notional amount of $449.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending December 31, 2025. As of March 31, 2025, the Company also held purchased collars with an aggregate notional amount of $540.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending December 31, 2025. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $200 million to $210 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2025, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $172 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $173 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
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
As of March 31, 2025, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at March 31, 2025, a one percentage point decrease in interest rates would result in a decrease of approximately $14 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to various legal and regulatory proceedings. For a description of its significant legal proceedings refer to Note 14. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. The risk factor set forth below is in addition to the risk factors previously disclosed in Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.
Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on the Company’s business, financial condition and results of operations.
Peabody, like many other multinational corporations, conducts a significant amount of business that would be impacted by changes to the trade policies of the U.S. and other countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof; the economy of another country in which the Company conducts operations; or the coal industry and the global demand for coal. The Company cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of its products in the future; nor can the Company predict future trade policy or the terms of any renegotiated trade agreements and their impact on its business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for the Company’s coal, its costs, its customers and the economies in which the Company operates, which in turn could have a material adverse effect on the Company’s business, financial condition and results of operations.
For information regarding other factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025. In addition to the other information set forth in this Quarterly Report, including the information presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filings, which could materially affect the Company's results of operations, financial condition and liquidity.
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
•high inflation or imposed tariffs could result in higher costs and decreased profitability;
•changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on the Company’s business, financial condition and results of operations;
•the Company’s business, results of operations, financial condition and prospects could be materially and adversely affected by pandemics or other widespread illnesses and the related effects on public health;
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
•Peabody’s information and operational technology systems may be adversely affected by disruptions, damage, failure and risks associated with implementation and integration, including of new technologies;
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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, the Company’s capital structure and alternative opportunities that the Company may have for the use or investment of capital. Through March 31, 2025, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million, which included commissions paid of $0.4 million, leaving $469.6 million available for share repurchase.
Dividends
During the three months ended March 31, 2025, the Company declared a dividend per share of $0.075. On May 6, 2025, the Company declared an additional dividend per share of $0.075 to be paid on June 4, 2025 to shareholders of record as of May 15, 2025.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2025	37,838	$20.57	—	$469.6
February 1 through February 28, 2025	—	—	—	469.6
March 1 through March 31, 2025	—	—	—	469.6
Total	37,838	20.57	—
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408 of Regulation S-K of the Exchange Act.
Item 6. Exhibits.
See Exhibit Index on following pages.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
10.1
Tenth Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of January 28, 2025, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, PNC Bank, National Association, as Administrator and as LC Bank and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 31, 2025).

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

PEABODY ENERGY CORPORATION
Date:	May 8, 2025	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)