Form 10-Q
period 2025-06-30
PEABODY ENERGY CORP
filed 2025-08-07
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 121.6 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at August 1, 2025.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share data)
Revenue	$890.1	$1,042.0	$1,827.1	$2,025.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	789.4	803.9	1,559.6	1,618.1
Depreciation, depletion and amortization	93.4	82.9	185.5	162.7
Asset retirement obligation expenses	13.8	12.9	27.4	25.8
Selling and administrative expenses	23.5	22.1	47.1	44.1
Restructuring charges	3.5	0.1	5.2	0.2
Transaction costs related to business combinations	18.8	—	21.2	—
Other operating (income) loss:
Net gain on disposals	(14.8)	(7.5)	(20.0)	(9.6)
Provision for NARM loss	—	1.9	—	3.7
Shoal Creek insurance recovery	—	(109.5)	—	(109.5)
Loss from equity affiliates	0.9	1.3	7.6	5.0
Operating (loss) profit	(38.4)	233.9	(6.5)	285.1
Interest expense, net of capitalized interest	11.1	10.7	22.6	25.4
Interest income	(13.8)	(16.8)	(29.2)	(36.0)
Net periodic benefit credit, excluding service cost	(7.4)	(10.2)	(14.8)	(20.3)
(Loss) income from continuing operations before income taxes	(28.3)	250.2	14.9	316.0
Income tax (benefit) provision	(2.7)	39.4	2.2	59.5
(Loss) income from continuing operations, net of income taxes	(25.6)	210.8	12.7	256.5
Loss from discontinued operations, net of income taxes	(0.4)	(1.6)	(0.7)	(2.3)
Net (loss) income	(26.0)	209.2	12.0	254.2
Less: Net income attributable to noncontrolling interests	1.6	9.8	5.2	15.2
Net (loss) income attributable to common stockholders	$(27.6)	$199.4	$6.8	$239.0

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.22)	$1.59	$0.06	$1.90
Diluted (loss) income per share	$(0.22)	$1.43	$0.06	$1.72
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.23)	$1.58	$0.06	$1.88
Diluted (loss) income per share	$(0.23)	$1.42	$0.06	$1.70
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net (loss) income	$(26.0)	$209.2	$12.0	$254.2
Postretirement plans (net of $0.0 tax provisions in each period)	(10.2)	(13.3)	(20.4)	(26.5)
Foreign currency translation adjustment	1.8	0.5	2.2	(1.4)
Other comprehensive loss, net of income taxes	(8.4)	(12.8)	(18.2)	(27.9)
Comprehensive (loss) income	(34.4)	196.4	(6.2)	226.3
Less: Net income attributable to noncontrolling interests	1.6	9.8	5.2	15.2
Comprehensive (loss) income attributable to common stockholders	$(36.0)	$186.6	$(11.4)	$211.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2025	December 31, 2024
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$585.9	$700.4
Accounts receivable, net of allowance for credit losses of $0.0 at June 30, 2025 and December 31, 2024	322.7	359.3
Inventories, net	417.5	393.4
Other current assets	301.2	327.6
Total current assets	1,627.3	1,780.7
Property, plant, equipment and mine development, net	3,056.3	3,081.5
Operating lease right-of-use assets	74.6	119.3
Restricted cash and collateral	847.1	809.8
Investments and other assets	158.1	162.4
Total assets	$5,763.4	$5,953.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14.6	$15.8
Accounts payable and accrued expenses	722.4	811.7
Total current liabilities	737.0	827.5
Long-term debt, less current portion	329.2	332.3
Deferred income taxes	38.4	40.9
Asset retirement obligations, less current portion	673.3	667.8
Accrued postretirement benefit costs	117.9	120.4
Operating lease liabilities, less current portion	50.3	86.7
Other noncurrent liabilities	143.2	169.3
Total liabilities	2,089.3	2,244.9
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.3 shares issued and 121.6 shares outstanding as of June 30, 2025 and 189.1 shares issued and 121.4 shares outstanding as of December 31, 2024	1.9	1.9
Additional paid-in capital	3,996.0	3,990.5
Treasury stock, at cost — 67.7 common shares as of June 30, 2025 and December 31, 2024	(1,927.3)	(1,926.5)
Retained earnings	1,434.1	1,445.8
Accumulated other comprehensive income	120.6	138.8
Peabody Energy Corporation stockholders’ equity	3,625.3	3,650.5
Noncontrolling interests	48.8	58.3
Total stockholders’ equity	3,674.1	3,708.8
Total liabilities and stockholders’ equity	$5,763.4	$5,953.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$12.0	$254.2
Loss from discontinued operations, net of income taxes	0.7	2.3
Income from continuing operations, net of income taxes	12.7	256.5
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	185.5	162.7
Noncash interest expense	3.3	3.2
Deferred income taxes	(2.4)	18.7
Noncash share-based compensation	5.3	4.1
Net gain on disposals	(20.0)	(9.6)
Noncash income from port and rail capacity assignment	—	(0.3)
Loss from equity affiliates	7.6	5.0
Shoal Creek insurance recovery	—	(109.5)
Unrealized (gains) losses on foreign currency option contracts	(8.4)	3.3
Changes in current assets and liabilities:
Accounts receivable	51.3	(27.3)
Inventories	(24.2)	(70.4)
Other current assets	23.7	18.4
Accounts payable and accrued expenses	(60.2)	(234.0)
Collateral arrangements	(5.3)	149.6
Asset retirement obligations	5.0	(2.7)
Postretirement benefit obligations	(22.9)	(30.1)
Pension obligations	(4.9)	—
Other, net	(1.8)	(7.6)
Net cash provided by continuing operations	144.3	130.0
Net cash used in discontinued operations	(1.2)	(3.2)
Net cash provided by operating activities	143.1	126.8

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(164.6)	(167.0)
Changes in accrued expenses related to capital expenditures	(42.0)	(13.7)
Wards Well acquisition	—	(143.8)
Insurance proceeds attributable to Shoal Creek equipment losses	—	5.6
Proceeds from disposal of assets, net of receivables	12.5	15.5
Contributions to joint ventures	(291.3)	(373.5)
Distributions from joint ventures	306.7	360.6
Other, net	(2.0)	(0.5)
Net cash used in investing activities	(180.7)	(316.8)
Cash Flows From Financing Activities
Repayments of long-term debt	(7.6)	(4.6)
Payment of debt issuance and other deferred financing costs	(1.8)	(11.1)
Common stock repurchases	—	(83.1)
Excise taxes paid related to common stock repurchases	(1.7)	—
Repurchase of employee common stock relinquished for tax withholding	(0.8)	(4.1)
Dividends paid	(18.3)	(19.1)
Distributions to noncontrolling interests	(14.7)	(18.5)
Net cash used in financing activities	(44.9)	(140.5)
Net change in cash, cash equivalents and restricted cash	(82.5)	(330.5)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,382.6	1,650.2
Cash, cash equivalents and restricted cash at end of period (2)	$1,300.1	$1,319.7

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$700.4
Restricted cash included in “Restricted cash and collateral”	682.2
Cash, cash equivalents and restricted cash at beginning of period	$1,382.6

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$585.9
Restricted cash included in “Restricted cash and collateral”	714.2
Cash, cash equivalents and restricted cash at end of period	$1,300.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.9
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,993.4	3,985.1	3,990.5	3,983.0
Dividend equivalent units on dividends declared	—	—	0.2	0.1
Share-based compensation for equity-classified awards	2.6	2.1	5.3	4.1
Balance, end of period	3,996.0	3,987.2	3,996.0	3,987.2
Treasury stock
Balance, beginning of period	(1,927.3)	(1,824.8)	(1,926.5)	(1,740.2)
Common stock repurchases	—	—	—	(83.1)
Net change in unsettled common stock repurchases	—	—	—	2.6
Excise tax accrued on common stock repurchases	—	—	—	(0.7)
Repurchase of employee common stock relinquished for tax withholding	—	(0.7)	(0.8)	(4.1)
Balance, end of period	(1,927.3)	(1,825.5)	(1,927.3)	(1,825.5)
Retained earnings
Balance, beginning of period	1,470.9	1,142.5	1,445.8	1,112.7
Net (loss) income attributable to common stockholders	(27.6)	199.4	6.8	239.0
Dividends declared ($0.075, $0.075, $0.150 and $0.150 per share, respectively)	(9.2)	(9.4)	(18.5)	(19.2)
Balance, end of period	1,434.1	1,332.5	1,434.1	1,332.5
Accumulated other comprehensive income
Balance, beginning of period	129.0	174.5	138.8	189.6
Postretirement plans (net of $0.0 tax provisions in each period)	(10.2)	(13.3)	(20.4)	(26.5)
Foreign currency translation adjustment	1.8	0.5	2.2	(1.4)
Balance, end of period	120.6	161.7	120.6	161.7
Noncontrolling interests
Balance, beginning of period	47.2	47.4	58.3	60.5
Net income attributable to noncontrolling interests	1.6	9.8	5.2	15.2
Distributions to noncontrolling interests	—	—	(14.7)	(18.5)
Balance, end of period	48.8	57.2	48.8	57.2
Total stockholders’ equity	$3,674.1	$3,715.0	$3,674.1	$3,715.0
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2024 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2025.
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

	Three Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$35.8	$—	$275.7	$155.0	$—	$466.5
Export	159.3	—	—	—	—	159.3
Total thermal	195.1	—	275.7	155.0	—	625.8
Metallurgical coal
Export	—	251.9	—	—	—	251.9
Total metallurgical	—	251.9	—	—	—	251.9
Other	—	0.3	—	0.1	12.0	12.4
Revenue	$195.1	$252.2	$275.7	$155.1	$12.0	$890.1

	Three Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$36.9	$—	$221.4	$200.3	$—	$458.6
Export	270.6	—	—	—	—	270.6
Total thermal	307.5	—	221.4	200.3	—	729.2
Metallurgical coal
Export	—	294.0	—	—	—	294.0
Total metallurgical	—	294.0	—	—	—	294.0
Other	—	0.3	0.5	1.7	16.3	18.8
Revenue	$307.5	$294.3	$221.9	$202.0	$16.3	$1,042.0

	Six Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$73.5	$—	$551.2	$323.7	$—	$948.4
Export	386.6	—	—	—	—	386.6
Total thermal	460.1	—	551.2	323.7	—	1,335.0
Metallurgical coal
Export	—	471.6	—	—	—	471.6
Total metallurgical	—	471.6	—	—	—	471.6
Other	0.1	0.7	0.1	0.1	19.5	20.5
Revenue	$460.2	$472.3	$551.3	$323.8	$19.5	$1,827.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$77.5	$—	$475.5	$378.3	$—	$931.3
Export	513.7	—	—	—	—	513.7
Total thermal	591.2	—	475.5	378.3	—	1,445.0
Metallurgical coal
Export	—	538.0	—	—	—	538.0
Total metallurgical	—	538.0	—	—	—	538.0
Other	0.2	3.3	0.5	15.3	23.3	42.6
Revenue	$591.4	$541.3	$476.0	$393.6	$23.3	$2,025.6
(1)    Corporate and Other includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Revenue from physical sale of coal (2)	$7.8	$12.1	$11.8	$14.2
Other	4.2	4.2	7.7	9.1
Total Corporate and Other	$12.0	$16.3	$19.5	$23.3
(2)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s operating segments and sold to customers through the Company’s coal trading business. Primarily represents the difference between the price contracted with the customer and the price allocated to the operating segment.
Accounts Receivable
“Accounts receivable, net” at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Trade receivables, net	$264.3	$294.9
Miscellaneous receivables, net	58.4	64.4
Accounts receivable, net	$322.7	$359.3
None of the above receivables included allowances for credit losses at June 30, 2025 or December 31, 2024. No charges for credit losses were recognized during the three and six months ended June 30, 2025 or 2024.
(4)     Inventories
“Inventories, net” as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Materials and supplies, net	$167.2	$157.5
Raw coal	100.4	109.6
Saleable coal	149.9	126.3
Inventories, net	$417.5	$393.4
Materials and supplies inventories, net presented above have been shown net of reserves of $2.4 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations:

			Loss (Income) from Equity Affiliates
	Book Value at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
	(Dollars in millions)
Equity method investment related to Middlemount	$48.2	$52.7	$0.5	$(2.3)	$6.8	$(1.9)
Equity method investment related to R3	—	—	—	3.6	—	6.9
Equity method investment related to R3 II	3.4	5.8	0.4	—	0.8	—
Total equity method investments	$51.6	$58.5	$0.9	$1.3	$7.6	$5.0
R3 and R3 II
In March 2022, the Company entered into a joint venture with unrelated partners to form R3, an entity in which the Company held a 50% interest. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $8.4 million to R3 during the six months ended June 30, 2024.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of June 30, 2025, the Company held average rate options with an aggregate notional amount of $490.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending March 31, 2026. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.67 to $0.70 over the nine-month period ending March 31, 2026. As of June 30, 2025, the Company also held purchased collars with an aggregate notional amount of $506.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending March 31, 2026. The purchased collars have a floor ranging from approximately $0.57 to $0.61 and a ceiling ranging from $0.66 to $0.71, whereby the Company will incur a loss on the instruments for quarterly average Australian dollar-to-U.S. dollar exchange rates below the floor and a gain for quarterly average rates above the ceiling.
Derivative Contracts Related to Forecasted Sales
As of June 30, 2025, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Financial Trading Contracts
On a limited basis, the Company may enter coal or freight derivative contracts for trading purposes. Such financial contracts may include futures, forwards and options. The Company held no financial trading contracts as of June 30, 2025.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of June 30, 2025, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $5.2 million. As of December 31, 2024, the Company had a liability derivative comprised of foreign currency option contracts with a fair value of $3.6 million. The net amount of asset derivatives is included in “Other current assets” and the net amount of liability derivatives is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended June 30, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$3.6	$(0.5)	$4.1
Total		$3.6	$(0.5)	$4.1

		Three Months Ended June 30, 2024
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$0.8	$(1.6)	$2.4
Total		$0.8	$(1.6)	$2.4

		Six Months Ended June 30, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$7.2	$(1.2)	$8.4
Total		$7.2	$(1.2)	$8.4

		Six Months Ended June 30, 2024
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(5.7)	$(2.4)	$(3.3)
Total		$(5.7)	$(2.4)	$(3.3)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the hierarchy of the Company’s net asset (liability) positions for which fair value is measured on a recurring basis.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$5.2	$—	$5.2
Total net assets	$—	$5.2	$—	$5.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$(3.6)	$—	$(3.6)
Equity securities	1.0	—	—	1.0
Total net assets (liabilities)	$1.0	$(3.6)	$—	$(2.6)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2025 and December 31, 2024:
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

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Total debt at par value	$349.1	$354.4
Less: Unamortized debt issuance costs	(5.3)	(6.3)
Net carrying amount	$343.8	$348.1

Estimated fair value	$363.6	$438.0
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2025 and 2024. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2025 and December 31, 2024 is set forth in the table below:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Land and coal interests	$2,645.8	$2,648.5
Buildings and improvements	746.7	726.7
Machinery and equipment	2,201.2	2,078.8
Less: Accumulated depreciation, depletion and amortization	(2,537.4)	(2,372.5)
Property, plant, equipment and mine development, net	$3,056.3	$3,081.5
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $71 million at June 30, 2025 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the six months ended June 30, 2025 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $2.7 million and income tax provision of $39.4 million for the three months ended June 30, 2025 and 2024, respectively, included tax provisions of $1.4 million and $1.9 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provisions of $2.2 million and $59.5 million for the six months ended June 30, 2025 and 2024, respectively, included a tax provision of $1.9 million and a tax benefit of $3.9 million, respectively, related to the remeasurement of foreign income tax accounts. Due to existing valuation allowances, the income tax expense will primarily be related to the Australian income.
(9)     Long-term Debt
The Company’s total indebtedness as of June 30, 2025 and December 31, 2024 consisted of the following:

Debt Instrument (defined below, as applicable)	June 30, 2025	December 31, 2024
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	9.8	9.3
Finance lease obligations	19.3	25.1
Less: Debt issuance costs	(5.3)	(6.3)
	343.8	348.1
Less: Current portion of long-term debt	14.6	15.8
Long-term debt	$329.2	$332.3
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective February 19, 2025, the conversion rate was increased to 51.7762 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.31 per share. Under the applicable conversion rate formula, the $0.075 per share dividend declared on May 6, 2025 and paid on June 4, 2025 yielded a revised conversion rate of 52.0421 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 51.7762. The conversion rate may be impacted prospectively, based upon cumulative dividends paid. The conversion rate is also subject to further adjustment under certain circumstances in accordance with the terms of the indenture.
During the second quarter of 2025, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the third quarter of 2025.
As of June 30, 2025, the if-converted value of the 2028 Convertible Notes did not exceed the principal amount.
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
As of June 30, 2025, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.3 million outstanding as of June 30, 2025. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 13. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.7 million at June 30, 2025.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BUMA Loan Note
The Company has agreed to, following the closing of the Anglo acquisition, sell a portion of the assets (the Dawson Assets) to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries (BUMA). Accordingly, on November 25, 2024, concurrent with its entry into the purchase agreements for the Anglo acquisition, the Company entered into a loan note deed with BUMA pursuant to which BUMA will lend to the Company the funds required to purchase the Dawson Assets under the Anglo acquisition purchase agreements and fund certain other obligations in relation to the Dawson Assets (the BUMA Loan Note). The Company received $9.3 million in BUMA Loan Note proceeds during the year ended December 31, 2024 to fund a portion of the deposit to Anglo for the planned acquisition. The BUMA Loan Note bears interest at a coupon rate of 10% per year. During the six months ended June 30, 2025, the Company capitalized $0.5 million interest expense to the BUMA Loan Note principal balance in accordance with the terms of the loan note deed.
Refer to Note 11. “Other Events” for additional information associated with the Anglo acquisition.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter, and the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders agreed to provide the Bridge Facility to the Company in the amount of up to $2.075 billion in order to finance the planned acquisition in part. The Company expects to replace the Bridge Facility with permanent financing prior to the closing date, but there can be no assurance such financing will occur and any such expectation is subject to market conditions. During the three months ended June 30, 2025, the Company paid a $10.4 million duration fee on the Bridge Facility.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
2028 Convertible Notes	$2.6	$2.6	$5.2	$5.2
Finance lease obligations	0.3	0.5	0.7	0.9
Financial assurance instruments	6.4	6.1	13.6	14.9
Amortization of debt issuance costs	1.4	2.0	2.8	3.2
Receivables securitization program	0.6	0.6	1.2	1.4
Capitalized interest	(1.7)	(1.7)	(3.9)	(1.7)
Other	1.5	0.6	3.0	1.5
Interest expense, net of capitalized interest	$11.1	$10.7	$22.6	$25.4

Cash paid for interest, net of capitalized interest	$14.2	$12.6	$24.1	$24.1
Non-cash interest expense	$1.7	$1.9	$3.3	$3.2
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2025.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension, postretirement benefit and workers’ compensation costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
The Company sponsors a qualified pension plan. Annual contributions to the qualified plan are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of June 30, 2025, the qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any cash contributions to the qualified plan in 2025 based on minimum funding requirements. During the six months ended June 30, 2025, the Company made a discretionary cash contribution of $5.0 million to the qualified plan which allowed for termination of the Company’s agreement with the PBGC and resulted in the release of a $37.0 million letter of credit that had been maintained in favor of the PBGC.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	1.9	2.3	3.9	4.6
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service credit	(10.2)	(13.3)	(20.4)	(26.5)
Net periodic postretirement benefit credit	$(8.3)	$(11.0)	$(16.5)	$(21.9)

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
On May 5, 2025, Peabody announced that it had notified Anglo and BUMA of a Material Adverse Change (MAC) impacting Peabody’s planned acquisition, due to issues involving the Moranbah North Mine, which remains inactive following what was described as a gas ignition event on March 31, 2025. As of July 31, 2025, no credible timetable has been given regarding resumption of sustainable longwall production. Peabody’s understanding of the conditions underground, along with the continued passage of time, has further confirmed that a MAC has occurred under the Purchase Agreements. Peabody has not reached a revised agreement with the seller and intends to provide a further update after the 90-day MAC cure period has expired.
Wards Well Acquisition
On April 16, 2024, the Company acquired the southern part of the Wards Well tenements (Wards Well) which are adjacent to the Company’s Centurion Mine in Queensland, Australia. The acquisition was accounted for as an asset acquisition. The acquired asset was measured at the cost of the acquisition based on the total consideration, allocated on the basis of relative fair value. The total consideration of $153.4 million, consisting of cash consideration of $134.4 million, cash transaction costs of $9.4 million and the non-cash settlement of existing receivables with the acquiree of $9.6 million, was recorded in “Property, plant, equipment and mine development, net” in the condensed consolidated balance sheets.
The agreement also included an initial contingent royalty of up to $200 million. The royalty will only be payable once the Company has recovered its investment and development costs of Wards Well and if the average sales price achieved exceeds certain thresholds. No royalty is payable if the Company does not commence mining Wards Well. The Company will adjust the cost basis of the assets acquired if and when the contingent royalty is paid or becomes payable.
Shoal Creek
On March 29, 2023, the Company’s Shoal Creek Mine experienced a fire. On June 20, 2023, the Company announced that the Shoal Creek Mine, in coordination with the Mine Safety and Health Administration, had safely completed localized sealing of the affected area of the mine.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement and recognized a $109.5 million insurance recovery, which the Company included in its results of operations for the three and six months ended June 30, 2024. During the six months ended June 30, 2024, the Company collected $5.6 million of the insurance recovery. Since this portion of the recovery related to equipment damage for which the Company previously recognized a provision for loss, the Company classified the amount within the “Cash Flows From Investing Activities” section of the unaudited condensed consolidated statements of cash flows.
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
A conversion of the 2028 Convertible Notes may result in payment in the Company’s common stock. For diluted EPS purposes, the potentially dilutive common stock is assumed to have been converted at the beginning of the period (or at the time of issuance, if later). In periods where the potentially dilutive common stock is included in the computation of diluted EPS, the numerator will be adjusted to add back tax adjusted interest expense, which includes the amortization of debt issuance costs, related to the convertible debt. The computation of diluted EPS excluded 16.6 million and 16.5 million shares related to the 2028 Convertible Notes for the three and six months ended June 30, 2025, respectively, because their inclusion would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate share-based compensation awards of 1.1 million and less than 0.1 million for the three months ended June 30, 2025 and 2024, respectively, and 0.3 million and less than 0.1 million for the six months ended June 30, 2025 and 2024, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Basic EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(25.6)	$210.8	$12.7	$256.5
Less: Net income attributable to noncontrolling interests	1.6	9.8	5.2	15.2
(Loss) income from continuing operations attributable to common stockholders	(27.2)	201.0	7.5	241.3
Loss from discontinued operations, net of income taxes	(0.4)	(1.6)	(0.7)	(2.3)
Net (loss) income attributable to common stockholders	$(27.6)	$199.4	$6.8	$239.0

Diluted EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(25.6)	$210.8	$12.7	$256.5
Add: Tax adjusted interest expense related to 2028 Convertible Notes	—	3.0	—	6.1
Less: Net income attributable to noncontrolling interests	1.6	9.8	5.2	15.2
(Loss) income from continuing operations attributable to common stockholders	(27.2)	204.0	7.5	247.4
Loss from discontinued operations, net of income taxes	(0.4)	(1.6)	(0.7)	(2.3)
Net (loss) income attributable to common stockholders	$(27.6)	$202.4	$6.8	$245.1

EPS denominator:
Weighted average shares outstanding — basic	121.7	126.0	121.7	127.0
Dilutive impact of share-based compensation awards	—	0.5	0.6	0.5
Dilutive impact of 2028 Convertible Notes	—	16.3	—	16.3
Weighted average shares outstanding — diluted	121.7	142.8	122.3	143.8

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.22)	$1.59	$0.06	$1.90
Loss from discontinued operations	(0.01)	(0.01)	—	(0.02)
Net (loss) income attributable to common stockholders	$(0.23)	$1.58	$0.06	$1.88

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.22)	$1.43	$0.06	$1.72
Loss from discontinued operations	(0.01)	(0.01)	—	(0.02)
Net (loss) income attributable to common stockholders	$(0.23)	$1.42	$0.06	$1.70
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2025
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$925.8	$88.2	$1,014.0
Letters of credit (2)	55.2	52.7	107.9
	981.0	140.9	1,121.9
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$925.8	$140.8	$1,066.6
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
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $494.4 million at June 30, 2025. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at June 30, 2025.
At June 30, 2025, the Company’s maximum aggregate collateral amount was $519.6 million, which was comprised of $392.7 million in trust accounts and letters of credit of $126.9 million held for the benefit of certain surety providers.
Accounts Receivable Securitization
In 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended from time to time. The receivables securitization program authorized under the agreement (Securitization Program) is subject to customary events of default. The Securitization Program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028. During the six months ended June 30, 2025, the Company capitalized $1.7 million of debt issuance costs related to the amendment.
Borrowings under the Securitization Program bear interest at SOFR plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At June 30, 2025, the Company had no outstanding borrowings and $58.6 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $102.3 million at June 30, 2025. The Company was not required to post cash collateral under the Securitization Program at June 30, 2025.
The Company incurred interest and fees associated with the Securitization Program of $0.6 million during both the three months ended June 30, 2025 and 2024, and $1.2 million and $1.4 million during the six months ended June 30, 2025 and 2024, respectively, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At June 30, 2025, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At June 30, 2025, the bank guarantee facilities were backed by cash of $202.4 million.
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

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$392.7	$394.6
Credit support facilities (2) (3)	321.5	287.6
	714.2	682.2
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	132.9	127.6
Restricted cash and collateral	$847.1	$809.8
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
(3)    At June 30, 2025, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $309 million and $203 million, respectively. At December 31, 2024, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $271 million and $205 million, respectively.
(14) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2025, purchase commitments for capital expenditures were $66.8 million, all of which is obligated within the next 12 months.
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
Segment results were as follows:

	Three Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$195.1	$252.2	$275.7	$155.1	$12.0	$890.1
Less Significant Segment Expenses:
Labor costs	37.7	61.3	52.9	48.9
Repair costs	29.0	41.4	32.6	39.6
Outside services	26.9	85.8	28.8	37.6
Commodities expense	19.9	12.6	35.8	17.7
Sales related costs	44.8	58.7	73.9	9.4
Other expenses (1)	3.3	1.6	8.7	(11.6)
Adjusted EBITDA	33.5	(9.2)	43.0	13.5	12.5	93.3
Additions to property, plant, equipment and mine development	9.6	72.9	5.5	5.4	0.8	94.2
Loss from equity affiliates	—	—	—	—	0.9	0.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$307.5	$294.3	$221.9	$202.0	$16.3	$1,042.0
Less Significant Segment Expenses:
Labor costs	41.4	52.4	49.5	55.1
Repair costs	36.0	43.5	26.1	35.8
Outside services	31.3	54.7	26.0	36.4
Commodities expense	22.5	15.9	34.4	19.8
Sales related costs	52.6	62.0	60.3	12.1
Other expenses (1)	19.3	(77.8)	7.8	7.4
Adjusted EBITDA	104.4	143.6	17.8	35.4	8.5	309.7
Additions to property, plant, equipment and mine development	18.2	75.8	7.5	2.8	1.3	105.6
Loss from equity affiliates	—	—	—	—	1.3	1.3

	Six Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$460.2	$472.3	$551.3	$323.8	$19.5	$1,827.1
Less Significant Segment Expenses:
Labor costs	72.8	116.3	102.7	99.1
Repair costs	53.8	88.4	64.1	73.7
Outside services	53.7	157.9	59.9	73.4
Commodities expense	39.0	26.0	74.5	37.2
Sales related costs	99.4	112.7	149.2	19.4
Other expenses (1)	23.8	(33.0)	21.6	(25.4)
Adjusted EBITDA	117.7	4.0	79.3	46.4	(10.1)	237.3
Additions to property, plant, equipment and mine development	18.1	126.1	9.4	10.0	1.0	164.6
Loss from equity affiliates	—	—	—	—	7.6	7.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other	Consolidated
	(Dollars in millions)
Revenue	$591.4	$541.3	$476.0	$393.6	$23.3	$2,025.6
Less Significant Segment Expenses:
Labor costs	79.1	101.7	101.3	108.0
Repair costs	73.9	76.2	61.0	68.2
Outside services	62.3	109.3	57.9	73.0
Commodities expense	46.4	31.6	75.5	39.1
Sales related costs	104.7	114.0	130.1	25.7
Other expenses (1)	26.8	(83.4)	16.0	(2.3)
Adjusted EBITDA	198.2	191.9	34.2	81.9	(36.0)	470.2
Additions to property, plant, equipment and mine development	32.7	115.2	12.5	5.1	1.5	167.0
Loss from equity affiliates	—	—	—	—	5.0	5.0
(1)    Other expenses for the mining operations primarily include lease expense; non-sales related taxes; insurance expense; joint facility charges; and credits related to the capitalization of costs to the balance sheet. For the three and six months ended June 30, 2024, the Seaborne Metallurgical segment includes $80.8 million related to the portion of the Shoal Creek insurance recovery that was applicable to incremental costs and business interruption recoveries.
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
The following table presents total assets at the division level:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Seaborne	$2,455.2	$2,465.3
U.S. Thermal	1,309.3	1,346.9
Corporate and Other	1,998.9	2,141.5
Total assets	$5,763.4	$5,953.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of consolidated (loss) income from continuing operations before income taxes to Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
(Loss) income from continuing operations before incomes taxes	$(28.3)	$250.2	$14.9	$316.0
Depreciation, depletion and amortization	93.4	82.9	185.5	162.7
Asset retirement obligation expenses	13.8	12.9	27.4	25.8
Restructuring charges	3.5	0.1	5.2	0.2
Transaction costs related to business combinations	18.8	—	21.2	—
Provision for NARM loss	—	1.9	—	3.7
Shoal Creek insurance recovery - property damage	—	(28.7)	—	(28.7)
Changes in amortization of basis difference related to equity affiliates	(0.8)	(0.3)	(1.4)	(0.7)
Interest expense, net of capitalized interest	11.1	10.7	22.6	25.4
Interest income	(13.8)	(16.8)	(29.2)	(36.0)
Unrealized (gains) losses on foreign currency option contracts	(4.1)	(2.4)	(8.4)	3.3
Take-or-pay contract-based intangible recognition	(0.3)	(0.8)	(0.5)	(1.5)
Total Adjusted EBITDA	$93.3	$309.7	$237.3	$470.2

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q, Item 1A. “Risk Factors” of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the SEC on May 8, 2025 and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2024, Peabody produced and sold 118.1 million and 118.0 million tons of coal, respectively, from continuing operations. At June 30, 2025, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia.
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
Pricing during the three months ended June 30, 2025 is set forth in the table below.

	High	Low	Average	June 30, 2025	August 1, 2025
Premium low-vol hard coking coal (Premium HCC) (1)	$195.80	$169.00	$184.22	$173.50	$183.20
Premium low-vol pulverized coal injection (Premium PCI) coal (1)	141.00	129.00	137.77	137.75	145.60
Newcastle index thermal coal (1)	109.41	91.69	100.49	107.60	113.85
API 5 index thermal coal (1)	71.03	65.72	68.28	66.00	67.49
PRB 8,800 Btu/Lb coal (2)	14.20	14.00	14.10	14.00	14.00
Illinois Basin 11,500 Btu/Lb coal (2)	48.25	45.00	46.52	48.25	48.50
(1)    Spot pricing expressed per metric tonne.
(2)    Prompt month pricing expressed per short ton.
The seaborne pricing included in the table above is not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2025 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table above is also not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2025 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.
Within the global coal industry, supply and demand for its products and the supplies used for mining are being impacted by recent changes to trade policy, including tariff and customs regulations. As future developments related to trade policy, including additional or retaliatory tariffs, delays in implementing previously announced changes or ongoing negotiations between countries, are unknown, the global coal industry data for the six months ended June 30, 2025 presented herein may not be indicative of their ultimate impacts.
Within the seaborne metallurgical coal market, several unplanned outages at non-Peabody mines and wet weather created a spot supply shortage of key grades during the early part of the quarter, with the market trading higher as a result. However, metallurgical coal spot demand slowed toward the end of the quarter, resulting in softened prices. Volatility in global trade policies continued to weigh on steel exports in some Asian markets, while the early onset of monsoonal weather affected coal procurement in India. In China, steel production was adversely impacted by continued softness in the property sector, which saw a decline in floor space under construction in April and May. As a result, lower metallurgical coal import demand in China created a redistribution of coal originally bound for China to other destinations, placing further pressure on metallurgical coal index prices. Emerging evidence of supply curtailment in some regions points to prices intersecting the global cost curve. Looking forward, the seaborne metallurgical coal price may remain volatile based on the pace of growth of the Indian steel industry, changing global trade policies and global supply curtailment actions.

Within the seaborne thermal coal market, global thermal coal prices continued to soften during the six months ended June 30, 2025, driven by weakening demand conditions and oversupply as seen by higher stockpiles in Asian markets. In China, overall total electricity demand has increased slightly year-over-year through June 30, 2025, however the share of renewables in the generation mix continues to grow, pressuring coal generation. In addition, domestic coal production has been stronger year-over-year, all of which has led to an increase in coal stockpiles in China and weaker coal import demand through the six months ended June 30, 2025. In India, elevated domestic coal production, lower import demand and declining coal generation has led to elevated coal stockpiles. Looking ahead, global thermal coal markets should continue to remain under pressure as elevated stockpiles limit import demand over the next few months. In addition, volatile global natural gas markets can impact global thermal coal markets.
In the U.S., overall electricity demand increased over 2% year-over-year. Through the six months ended June 30, 2025, electricity generation from thermal coal has increased year-over-year, driven by higher natural gas prices and stronger total generation. Coal’s share of electricity generation has increased to approximately 16% for the six months ended June 30, 2025, while wind and solar’s combined generation share is at 20% and the share of natural gas generation has declined to approximately 38%. U.S. coal inventories have declined through June 30, 2025, resulting in stockpiles declining almost 8 million tons below levels seen at the end of 2024.
Centurion Mine
Peabody’s development of the Centurion Mine, an underground longwall metallurgical coal mine in Queensland, Australia, continues to advance as planned, making progress toward full-scale longwall production in February 2026. With over half of the planned headcount hired to-date, the Company intends to start installing longwall shields in the fourth quarter of 2025.
Labor Relations
Formal negotiations for a new labor agreement at the Metropolitan Mine have now been concluded with an in-principle agreement between the Company, the Mining and Energy Union and employees. After recent industrial action, employees returned to work on August 1, 2025. Employees will officially vote on the new labor agreement with the voting process opening on August 10, 2025 and concluding on August 13, 2025.
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
On May 5, 2025, Peabody announced that it had notified Anglo and BUMA of a Material Adverse Change (MAC) impacting Peabody’s planned acquisition, due to issues involving the Moranbah North Mine, which remains inactive following what was described as a gas ignition event on March 31, 2025. As of July 31, 2025, no credible timetable has been given regarding resumption of sustainable longwall production. Peabody’s understanding of the conditions underground, along with the continued passage of time, has further confirmed that a MAC has occurred under the Purchase Agreements. Peabody has not reached a revised agreement with the seller and intends to provide a further update after the 90-day MAC cure period has expired. See Note 9. “Long-term Debt” and Note 11. “Other Events” for further information.

Results of Operations
Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024
Summary
The decrease in results from continuing operations, net of income taxes for the three and six months ended June 30, 2025 compared to the same periods in the prior year ($236.4 million and $243.8 million, respectively) was driven by lower revenue primarily due to lower seaborne coal pricing ($151.9 million and $198.5 million, respectively) and the prior year insurance recovery at the Shoal Creek Mine ($109.5 million, three and six months). This unfavorable variance was partially offset by lower year-over-year income taxes ($42.1 million and $57.3 million, respectively) and lower operating costs and expenses ($14.5 million and $58.5 million, respectively).
Adjusted EBITDA for the three and six months ended June 30, 2025 reflected a year-over-year decrease of $216.4 million and $232.9 million, respectively.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended June 30,		(Decrease) Increase to Volumes		Six Months Ended June 30,		(Decrease) Increase to Volumes
	2025	2024	Tons	%	2025	2024	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	3.6	4.1	(0.5)	(12)%	8.0	8.1	(0.1)	(1)%
Seaborne Metallurgical	2.2	2.0	0.2	10%	4.0	3.4	0.6	18%
Powder River Basin	20.0	15.8	4.2	27%	39.6	34.5	5.1	15%
Other U.S. Thermal	2.9	3.7	(0.8)	(22)%	6.0	6.9	(0.9)	(13)%
Total tons sold from operating segments	28.7	25.6	3.1	12%	57.6	52.9	4.7	9%
Corporate and Other	—	—	—	n.m.	—	0.1	(0.1)	(100)%
Total tons sold	28.7	25.6	3.1	12%	57.6	53.0	4.6	9%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended June 30,		(Decrease) Increase		Six Months Ended June 30,		(Decrease) Increase
	2025	2024	$	%	2025	2024	$	%
Revenue per Ton (1)
Seaborne Thermal	$53.22	$74.43	$(21.21)	(28)%	$57.25	$72.86	$(15.61)	(21)%
Seaborne Metallurgical	114.79	149.29	(34.50)	(23)%	119.40	159.10	(39.70)	(25)%
Powder River Basin	13.82	14.02	(0.20)	(1)%	13.92	13.80	0.12	1%
Other U.S. Thermal	54.08	55.21	(1.13)	(2)%	54.20	57.33	(3.13)	(5)%
Costs per Ton (1)(2)
Seaborne Thermal	$44.10	$49.14	$(5.04)	(10)%	$42.61	$48.44	$(5.83)	(12)%
Seaborne Metallurgical	118.97	117.47	1.50	1%	118.39	126.46	(8.07)	(6)%
Powder River Basin	11.66	12.89	(1.23)	(10)%	11.92	12.81	(0.89)	(7)%
Other U.S. Thermal	49.39	45.53	3.86	8%	46.43	45.40	1.03	2%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$9.12	$25.29	$(16.17)	(64)%	$14.64	$24.42	$(9.78)	(40)%
Seaborne Metallurgical	(4.18)	31.82	(36.00)	(113)%	1.01	32.64	(31.63)	(97)%
Powder River Basin	2.16	1.13	1.03	91%	2.00	0.99	1.01	102%
Other U.S. Thermal	4.69	9.68	(4.99)	(52)%	7.77	11.93	(4.16)	(35)%
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
Revenue
The following table presents revenue by reporting segment:

	Three Months Ended June 30,		(Decrease) Increase to Revenue		Six Months Ended June 30,		(Decrease) Increase to Revenue
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$195.1	$307.5	$(112.4)	(37)%	$460.2	$591.4	$(131.2)	(22)%
Seaborne Metallurgical	252.2	294.3	(42.1)	(14)%	472.3	541.3	(69.0)	(13)%
Powder River Basin	275.7	221.9	53.8	24%	551.3	476.0	75.3	16%
Other U.S. Thermal	155.1	202.0	(46.9)	(23)%	323.8	393.6	(69.8)	(18)%
Corporate and Other	12.0	16.3	(4.3)	(26)%	19.5	23.3	(3.8)	(16)%
Revenue	$890.1	$1,042.0	$(151.9)	(15)%	$1,827.1	$2,025.6	$(198.5)	(10)%
Seaborne Thermal. Segment revenue decreased during the three months ended June 30, 2025 compared to the same period in the prior year due to unfavorable realized prices ($69.5 million) and unfavorable export volume ($42.9 million). Segment revenue decreased during the six months ended June 30, 2025 compared to the same period in the prior year due to unfavorable realized prices ($146.9 million), offset by favorable mix variances ($15.7 million).
Seaborne Metallurgical. Segment revenue decreased during the three and six months ended June 30, 2025 compared to the same periods in the prior year due to unfavorable realized prices ($80.4 million and $155.5 million, respectively), offset by favorable volume ($38.3 million and $86.5 million, respectively).

Powder River Basin. Segment revenue increased during the three months ended June 30, 2025 compared to the same period in the prior year due to favorable volume ($56.1 million) driven by increased demand. The increase was offset by unfavorable realized prices ($2.3 million) which reflected the impact of quality adjustments for moisture due to wet weather in the current year. Segment revenue increased during the six months ended June 30, 2025 compared to the same period in the prior year due to favorable volume ($73.9 million) resulting from increased demand and favorable realized prices ($1.4 million).
Other U.S. Thermal. Segment revenue decreased during the three and six months ended June 30, 2025 compared to the same periods in the prior year due to unfavorable volume ($39.6 million and $43.1 million, respectively) resulting from decreased demand and rail performance issues in the Midwest and challenging geological issues at the Twentymile Mine, unfavorable realized prices ($5.6 million and $11.5 million, respectively) and decreased revenue from sales contract cancellation settlements ($1.7 million and $15.2 million, respectively).
Corporate and Other. The decrease in segment revenue during the three and six months ended June 30, 2025 compared to the same periods in the prior year was driven by lower results from trading activities.
Segment Costs
The following table presents costs by reporting segment:

	Three Months Ended June 30,		(Decrease) Increase to Total Segment Costs		Six Months Ended June 30,		(Decrease) Increase to Total Segment Costs
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$161.6	$203.1	$(41.5)	(20)%	$342.5	$393.2	$(50.7)	(13)%
Seaborne Metallurgical	261.4	231.5	29.9	13%	468.3	430.2	38.1	9%
Powder River Basin	232.7	204.1	28.6	14%	472.0	441.8	30.2	7%
Other U.S. Thermal	141.6	166.6	(25.0)	(15)%	277.4	311.7	(34.3)	(11)%
Corporate and Other	(10.9)	(8.4)	(2.5)	(30)%	(6.5)	19.1	(25.6)	(134)%
Total Segment Costs (1)	$786.4	$796.9	$(10.5)	(1)%	$1,553.7	$1,596.0	$(42.3)	(3)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Costs decreased during the three and six months ended June 30, 2025 compared to the same periods in the prior year due to lower costs for labor, repairs and outside services resulting from timing of maintenance and operational improvements ($15.1 million and $35.0 million, respectively), lower sales related costs driven by both lower realized prices and volume ($7.8 million and $5.3 million, respectively), lower variable expense (three months, $6.7 million) resulting from lower volume (three months, 0.5 million tons) and favorable commodity pricing ($2.6 million and $7.4 million, respectively).
Seaborne Metallurgical. Segment Costs increased during the three and six months ended June 30, 2025 compared to the same periods in the prior year due to higher variable operational and sales related costs driven by increased volumes (0.2 million tons and 0.6 million tons, respectively) and development of the Centurion Mine.
Powder River Basin. Segment Costs increased during the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily due to higher sales related costs ($13.6 million and $19.1 million, respectively) driven by favorable volume (4.2 million tons and 5.1 million tons, respectively) and higher costs for repairs and outside services ($9.3 million and $5.1 million, respectively) due in part to unplanned dragline outages and haul truck repairs.
Other U.S. Thermal. The decrease in Segment Costs during the three and six months ended June 30, 2025 compared to the same periods in the prior year was driven by lower volume (0.8 million tons and 0.9 million tons, respectively) and lower costs for labor ($6.2 million and $8.9 million, respectively).
Corporate and Other. Segment Costs decreased during the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily due to favorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral.

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reporting segments:

	Three Months Ended June 30,		(Decrease) Increase to Segment Adjusted EBITDA		Six Months Ended June 30,		(Decrease) Increase to Segment Adjusted EBITDA
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$33.5	$104.4	$(70.9)	(68)%	$117.7	$198.2	$(80.5)	(41)%
Seaborne Metallurgical	(9.2)	143.6	(152.8)	(106)%	4.0	191.9	(187.9)	(98)%
Powder River Basin	43.0	17.8	25.2	142%	79.3	34.2	45.1	132%
Other U.S. Thermal	13.5	35.4	(21.9)	(62)%	46.4	81.9	(35.5)	(43)%
Corporate and Other	12.5	8.5	4.0	47%	(10.1)	(36.0)	25.9	72%
Adjusted EBITDA (1)	$93.3	$309.7	$(216.4)	(70)%	$237.3	$470.2	$(232.9)	(50)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2025 compared to the same periods in the prior year due to lower realized prices net of sales price sensitive costs ($67.3 million and $143.3 million, respectively) and unfavorable volume (three months, $23.9 million), offset by favorable operational costs ($11.0 million and $43.9 million, respectively) driven by timing of maintenance and operational improvements.
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three months ended June 30, 2025 compared to the same period in the prior year due to the prior year Shoal Creek insurance recovery ($80.8 million), lower realized prices net of sales price sensitive costs ($59.3 million) and unfavorable volumes at the Australian operations ($16.0 million).
Segment Adjusted EBITDA decreased during the six months ended June 30, 2025 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($122.5 million) and the prior year Shoal Creek insurance recovery ($80.8 million), offset by favorable operational costs ($11.6 million) driven by favorable volumes.
Powder River Basin. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2025 compared to the same periods in the prior year due to favorable volume ($30.0 million and $37.8 million, respectively) and decreased overburden removal costs ($6.6 million and $12.0 million, respectively), offset by higher costs for materials, services, repairs and labor ($12.6 million and $8.6 million, respectively).
Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three months ended June 30, 2025 compared to the same period in the prior year primarily due to higher costs for materials, services and repairs ($10.5 million), unfavorable volume ($7.8 million) and lower realized prices net of sales price sensitive costs ($5.4 million).
Segment Adjusted EBITDA decreased during the six months ended June 30, 2025 compared to the same period in the prior year due to decreased sales contract cancellation settlements ($15.2 million), higher costs for materials, services and repairs ($11.2 million), unfavorable volume ($10.2 million) and lower realized prices net of sales price sensitive costs ($8.9 million).

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended June 30,		(Decrease) Increase to Adjusted EBITDA		Six Months Ended June 30,		(Decrease) Increase to Adjusted EBITDA
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(1.3)	$1.9	$(3.2)	(168)%	$(8.2)	$1.1	$(9.3)	(845)%
Resource management activities (2)	17.3	9.9	7.4	75%	22.8	14.3	8.5	59%
Selling and administrative expenses	(23.5)	(22.1)	(1.4)	(6)%	(47.1)	(44.1)	(3.0)	(7)%
Other items, net (3)	20.0	18.8	1.2	6%	22.4	(7.3)	29.7	407%
Corporate and Other Adjusted EBITDA	$12.5	$8.5	$4.0	47%	$(10.1)	$(36.0)	$25.9	72%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference.
(2)Includes gains (losses) on certain surplus coal reserve, coal resource and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, results from the Company’s equity method investment in renewable energy joint ventures, costs associated with suspended operations, holding costs associated with the Centurion Mine, the impact of foreign currency remeasurement and expenses related to the Company’s other commercial activities.
Corporate and Other Adjusted EBITDA increased during the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily due to favorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral ($8.3 million and $28.4 million, respectively), higher gains on equipment and land sales ($7.2 million and $10.4 million, respectively) and favorable results from the Company’s equity method investment in renewable energy joint ventures ($5.8 million and $8.3 million, respectively). These favorable variances were offset by unfavorable trading results ($5.4 million and $1.9 million, respectively) and unfavorable variances in Middlemount’s results driven by lower sales pricing.

(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$93.3	$309.7	$(216.4)	(70)%	$237.3	$470.2	$(232.9)	(50)%
Depreciation, depletion and amortization	(93.4)	(82.9)	(10.5)	(13)%	(185.5)	(162.7)	(22.8)	(14)%
Asset retirement obligation expenses	(13.8)	(12.9)	(0.9)	(7)%	(27.4)	(25.8)	(1.6)	(6)%
Restructuring charges	(3.5)	(0.1)	(3.4)	(3,400)%	(5.2)	(0.2)	(5.0)	(2,500)%
Transaction costs related to business combinations	(18.8)	—	(18.8)	n.m.	(21.2)	—	(21.2)	n.m.
Provision for NARM loss	—	(1.9)	1.9	100%	—	(3.7)	3.7	100%
Shoal Creek insurance recovery - property damage	—	28.7	(28.7)	(100)%	—	28.7	(28.7)	(100)%
Changes in amortization of basis difference related to equity affiliates	0.8	0.3	0.5	167%	1.4	0.7	0.7	100%
Interest expense, net of capitalized interest	(11.1)	(10.7)	(0.4)	(4)%	(22.6)	(25.4)	2.8	11%
Interest income	13.8	16.8	(3.0)	(18)%	29.2	36.0	(6.8)	(19)%
Unrealized gains (losses) on foreign currency option contracts	4.1	2.4	1.7	71%	8.4	(3.3)	11.7	355%
Take-or-pay contract-based intangible recognition	0.3	0.8	(0.5)	(63)%	0.5	1.5	(1.0)	(67)%
Income tax benefit (provision)	2.7	(39.4)	42.1	107%	(2.2)	(59.5)	57.3	96%
(Loss) income from continuing operations, net of income taxes	$(25.6)	$210.8	$(236.4)	(112)%	$12.7	$256.5	$(243.8)	(95)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(31.0)	$(28.7)	$(2.3)	(8)%	$(64.4)	$(56.3)	$(8.1)	(14)%
Seaborne Metallurgical	(30.4)	(22.9)	(7.5)	(33)%	(59.2)	(44.7)	(14.5)	(32)%
Powder River Basin	(14.6)	(12.8)	(1.8)	(14)%	(27.4)	(25.3)	(2.1)	(8)%
Other U.S. Thermal	(15.8)	(16.6)	0.8	5%	(31.5)	(30.6)	(0.9)	(3)%
Corporate and Other	(1.6)	(1.9)	0.3	16%	(3.0)	(5.8)	2.8	48%
Total	$(93.4)	$(82.9)	$(10.5)	(13)%	$(185.5)	$(162.7)	$(22.8)	(14)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Seaborne Thermal	$2.00	$2.08	$2.00	$2.09
Seaborne Metallurgical	3.23	2.47	3.00	2.60
Powder River Basin	0.32	0.35	0.32	0.36
Other U.S. Thermal	1.81	1.69	1.82	1.62
Depreciation, depletion and amortization expense increased during the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily due to increased depreciation resulting from asset additions. The changes in the weighted-average depletion rate per ton for both the Seaborne Metallurgical and the Other U.S. Thermal segments during the three and six months ended June 30, 2025 compared to the same periods in the prior year reflect the impact of volume and mix variances across the segments.
Restructuring Charges. The increase in restructuring charges during the current year is due to the upcoming closure of the Wambo Underground Mine.
Transaction Costs Related to Business Combinations. The charges recorded during the current year relate to the planned acquisition of multiple metallurgical coal mines from Anglo which was announced during the fourth quarter of 2024. In additional to typical costs, such as legal and professional fees, the charges for the three and six months ended June 30, 2025 include a $10.4 million duration fee on the bridge loan facility. Refer to Note 11. “Other Events” in the accompanying unaudited condensed consolidated financial statements for further information regarding the planned Anglo acquisition.
Shoal Creek Insurance Recovery - Property Damage. During June 2024, the Company reached a settlement related to the Shoal Creek losses and recorded a $109.5 million insurance recovery, as discussed in Note 11. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Of this amount, Adjusted EBITDA excluded an allocated amount applicable to losses recognized at the time of the insurance recovery related to longwall development and equipment deemed inoperable within the affected area of the mine, which consisted of $28.7 million recognized during the year ended December 31, 2023. The remaining $80.8 million, applicable to incremental costs and business interruption recoveries, was included in Adjusted EBITDA for the three and six months ended June 30, 2024.
Interest Income. The decrease in income during the three and six months ended June 30, 2025 compared to the same periods in the prior year was driven by lower average cash balances during the current period.
Unrealized Gains (Losses) on Foreign Currency Option Contracts. Unrealized gains (losses) primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The decrease in the income taxes during the three and six months ended June 30, 2025 compared to the same periods in the prior year was primarily due to lower expected pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(25.6)	$210.8	$(236.4)	(112)%	$12.7	$256.5	$(243.8)	(95)%
Loss from discontinued operations, net of income taxes	(0.4)	(1.6)	1.2	75%	(0.7)	(2.3)	1.6	70%
Net (loss) income	(26.0)	209.2	(235.2)	(112)%	12.0	254.2	(242.2)	(95)%
Less: Net income attributable to noncontrolling interests	1.6	9.8	(8.2)	(84)%	5.2	15.2	(10.0)	(66)%
Net (loss) income attributable to common stockholders	$(27.6)	$199.4	$(227.0)	(114)%	$6.8	$239.0	$(232.2)	(97)%
Net Income Attributable to Noncontrolling Interests.The decrease in net income attributable to noncontrolling interests during the three and six months ended June 30, 2025 compared to the same periods in the prior year was primarily due to a decline in the financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended June 30,		Decrease to EPS		Six Months Ended June 30,		(Decrease) Increase to EPS
	2025	2024	$	%	2025	2024	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.22)	$1.43	$(1.65)	(115)%	$0.06	$1.72	$(1.66)	(97)%
Loss from discontinued operations	(0.01)	(0.01)	—	—%	—	(0.02)	0.02	100%
Net (loss) income attributable to common stockholders	$(0.23)	$1.42	$(1.65)	(116)%	$0.06	$1.70	$(1.64)	(96)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 121.7 million and 142.8 million for the three months ended June 30, 2025 and 2024, respectively, and 122.3 million and 143.8 million for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(25.6)	$210.8	$12.7	$256.5
Depreciation, depletion and amortization	93.4	82.9	185.5	162.7
Asset retirement obligation expenses	13.8	12.9	27.4	25.8
Restructuring charges	3.5	0.1	5.2	0.2
Transaction costs related to business combinations	18.8	—	21.2	—
Provision for NARM loss	—	1.9	—	3.7
Shoal Creek insurance recovery - property damage	—	(28.7)	—	(28.7)
Changes in amortization of basis difference related to equity affiliates	(0.8)	(0.3)	(1.4)	(0.7)
Interest expense, net of capitalized interest	11.1	10.7	22.6	25.4
Interest income	(13.8)	(16.8)	(29.2)	(36.0)
Unrealized (gains) losses on foreign currency option contracts	(4.1)	(2.4)	(8.4)	3.3
Take-or-pay contract-based intangible recognition	(0.3)	(0.8)	(0.5)	(1.5)
Income tax (benefit) provision	(2.7)	39.4	2.2	59.5
Total Adjusted EBITDA	$93.3	$309.7	$237.3	$470.2
Total Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating costs and expenses	$789.4	$803.9	$1,559.6	$1,618.1
Unrealized gains (losses) on foreign currency option contracts	4.1	2.4	8.4	(3.3)
Take-or-pay contract-based intangible recognition	0.3	0.8	0.5	1.5
Net periodic benefit credit, excluding service cost	(7.4)	(10.2)	(14.8)	(20.3)
Total Segment Costs	$786.4	$796.9	$1,553.7	$1,596.0
The following table presents Total Segment Costs by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Seaborne Thermal	$161.6	$203.1	$342.5	$393.2
Seaborne Metallurgical	261.4	231.5	468.3	430.2
Powder River Basin	232.7	204.1	472.0	441.8
Other U.S. Thermal	141.6	166.6	277.4	311.7
Corporate and Other	(10.9)	(8.4)	(6.5)	19.1
Total Segment Costs	$786.4	$796.9	$1,553.7	$1,596.0

Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment (excluding insurance recoveries), respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.
The following tables present tons sold, revenue, Total Segment Costs and Adjusted EBITDA by operating segment:

	Three Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	3.6	2.2	20.0	2.9

Revenue	$195.1	$252.2	$275.7	$155.1
Total Segment Costs	161.6	261.4	232.7	141.6
Adjusted EBITDA	$33.5	$(9.2)	$43.0	$13.5

Revenue per Ton	$53.22	$114.79	$13.82	$54.08
Costs per Ton	44.10	118.97	11.66	49.39
Adjusted EBITDA Margin per Ton	$9.12	$(4.18)	$2.16	$4.69

	Three Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.1	2.0	15.8	3.7

Revenue	$307.5	$294.3	$221.9	$202.0
Total Segment Costs	203.1	231.5	204.1	166.6
Adjusted EBITDA, excluding Shoal Creek insurance recovery	$104.4	$62.8	$17.8	$35.4
Shoal Creek insurance recovery - business interruption	—	80.8	—	—
Adjusted EBITDA	$104.4	$143.6	$17.8	$35.4

Revenue per Ton	$74.43	$149.29	$14.02	$55.21
Costs per Ton	49.14	117.47	12.89	45.53
Adjusted EBITDA Margin per Ton	$25.29	$31.82	$1.13	$9.68

	Six Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	8.0	4.0	39.6	6.0

Revenue	$460.2	$472.3	$551.3	$323.8
Total Segment Costs	342.5	468.3	472.0	277.4
Adjusted EBITDA	$117.7	$4.0	$79.3	$46.4

Revenue per Ton	$57.25	$119.40	$13.92	$54.20
Costs per Ton	42.61	118.39	11.92	46.43
Adjusted EBITDA Margin per Ton	$14.64	$1.01	$2.00	$7.77

	Six Months Ended June 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	8.1	3.4	34.5	6.9

Revenue	$591.4	$541.3	$476.0	$393.6
Total Segment Costs	393.2	430.2	441.8	311.7
Adjusted EBITDA, excluding Shoal Creek insurance recovery	$198.2	$111.1	$34.2	$81.9
Shoal Creek insurance recovery - business interruption	—	80.8	—	—
Adjusted EBITDA	$198.2	$191.9	$34.2	$81.9

Revenue per Ton	$72.86	$159.10	$13.80	$57.33
Costs per Ton	48.44	126.46	12.81	45.40
Adjusted EBITDA Margin per Ton	$24.42	$32.64	$0.99	$11.93
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
Regulatory Matters - U.S.
Black Lung Benefits Act Self-Insurance Requirements. The Black Lung Benefits Act requires each coal mine operator to secure the payment of its potential benefits liability by either qualifying as a self-insurer or by purchasing and maintaining a commercial insurance contract. The Department of Labor’s Office of Workers’ Compensation Programs (OWCP) is responsible for authorizing coal mine operators to self-insure and for setting the security amounts. As part of its ongoing efforts to reform the self-insurance program to ensure that operators are adequately securing their liabilities, the OWCP finalized a rule on December 12, 2024 to update its regulations for authorizing operators to self-insure and for determining appropriate security amounts. The changed requirements for security posted to self-insure black lung liabilities could result in the Company being required to post additional security for its obligations.
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
Recent Announcement by the U.S. Environmental Protection Agency (EPA). In response to an executive order issued by President Trump requiring agencies to identify regulations for regulatory roll back, the EPA announced on March 12, 2025, that it will reconsider several EPA actions, including:
•Regulation of greenhouse gas (GHG) emissions from new and existing fossil fuel-fired electric generating units (EGUs);
•National Ambient Air Quality Standards for fine particulate matter (PM);
•Cross State Air Pollution Rule (CSAPR);
•Mercury and Air Toxic Standards (MATS);
•Implementation of the Regional Haze Program;
•Final September 2023 rule clarifying the scope of federal regulatory authority over wetland and non-navigable waters;
•Final rule regarding effluent limitations guidelines for the steam electric power generating industry; and
•Rules for disposal of coal combustion residuals.

On June 17, 2025, in accordance with the agency’s earlier announcement, the EPA proposed to repeal all GHG emissions standards for new and existing fossil fuel-fired power plants and, in the alternative, to repeal emission guidelines for existing fossil fuel-fired power plants and requirements for modified coal-fired steam generating to use carbon capture and sequestration technology. In addition, on June 17, 2025, the EPA proposed to repeal parts of a final 2024 MATS rule regarding filterable PM standards and requirements and a revised mercury standard for existing lignite-fired electric generating units.
Peabody will continue to monitor these items as changes could have significant impact on the U.S. coal mining industry, Peabody’s mining operations and its customers.
Complaints Filed Against “Climate Superfund Laws” and Announced State Actions. On April 30 and May 1, 2025, respectively, the U.S. Department of Justice filed complaints for declaratory and injunctive relief against the states of Michigan and Hawaii regarding alleged liability of fossil fuel companies for past GHG emissions and against New York and Vermont for “climate superfund” laws. These complaints allege that existing litigation and state laws interfere with federal law, including the Clean Air Act, and with interstate and foreign commerce. The Company will monitor this litigation and its potential impact on the U.S. coal mining industry, its mining operations and customers.
National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. Since July 2020, the White House Council on Environmental Quality (CEQ) has revised its longstanding NEPA regulations on several occasions. On January 20, 2025, President Trump issued Executive Order 14154, which directed the CEQ to propose rescinding its NEPA regulations and to provide guidance to federal agencies on implementing NEPA and to coordinate the revision of the agencies’ own implementing regulations. On February 25, 2025, the CEQ published an Interim Final Rule removing all CEQ NEPA regulations from the Code of Federal Regulations. The CEQ has clarified that individual agencies are free to continue following or to amend their own NEPA implementation procedures, which largely conformed to the CEQ’s regulations. On May 28, 2025, the CEQ withdrew its January 9, 2023 interim guidance on consideration of GHG emissions and climate change when conducting environmental reviews pursuant to NEPA.
SEC Climate-Related Disclosures. On March 6, 2024, the SEC adopted final rules it expected would enhance and standardize climate-related disclosures by public companies and in public offerings. Specifically, the final rules required disclosure of, among other things, climate-related risks that have had or are reasonably likely to have a material impact on a public company’s business strategy, results of operations or financial condition; certain GHG emissions associated with a public company along with, in many cases, an attestation report by a GHG emissions attestation provider; and certain climate-related financial metrics to be included in a company’s audited financial statements. The final rules were challenged by multiple parties, and the cases were consolidated into a judicial review by the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). On April 4, 2024, the SEC voluntarily stayed implementation of the final rules pending such judicial review. On March 27, 2025, the SEC announced that it would end its defense of the final rules. On April 24, 2025, the Eighth Circuit directed the SEC to provide a status update in the ongoing litigation concerning the final rules. On July 23, 2025, the SEC indicated that it does not intend to review or reconsider the final rules but requested that the Eighth Circuit proceed with the litigation and decide the case.
One Big Beautiful Bill Act of 2025. The One Big Beautiful Bill Act of 2025 (OBBBA) was signed into law on July 4, 2025. Several provisions of the legislation could materially affect the Company’s operations, financial condition or cash flows, including a reduction to the federal royalty rate on coal production and the addition of metallurgical coal which is suitable for use in the production of steel to the list of critical minerals eligible for the Section 45X tax credit through 2029 at a rate of 2.5% of production costs. While Peabody currently estimates benefits of approximately $15 million to $20 million in the second half of 2025 related to the federal royalty reduction provisions of the legislation, the Company will continue to evaluate the applicability and effect of the OBBBA as more guidance is issued.
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

In December 2022, the federal government passed The Fair Work Legislation Amendment (Secure Jobs, Better Pay) Act 2022, which amends the Fair Work Act. The legislation introduced several changes to workplace laws in Australia including changes to enterprise agreement making and termination; when industrial action can be taken; and access to multi-employer bargaining or single interest employer authorizations. Following this amendment, the Wambo Underground Mine and four other mines in New South Wales (NSW) were served with an application for a single interest employer authorization which was granted by the Fair Work Commission (Commission) against three employers including Peabody. An application to the Commission to remove the Wambo Underground Mine from the authorization due to its pending closure was granted by the Commission on July 3, 2025.
On December 7, 2023, the Fair Work Legislation Amendment (Closing Loopholes) Bill 2023 was passed by the Australian Federal Parliament. The legislation allows unions, employees and/or hosts to make application to the Commission for a ‘regulated labour hire arrangement order’ that, if successful, requires labor hire employers to provide similar wages and conditions to regulated workers as those provided to employees of the host. The Commission must make the order requested if it is satisfied that (1) the employer supplies (or will supply) employee(s) to a regulated host to perform work for the host; (2) the regulated host has 15 employees or more; and (3) the regulated host has an enterprise agreement that would apply to the regulated employees if they were directly employed by the host, unless the Commission is satisfied that it is not fair and reasonable to do so. These orders do not apply to contactor arrangements, only labor hire. Various union applications for regulated labor hire arrangement orders to apply at Australian coal mining operations have been successfully made, and are currently being considered by the Commission. Orders have been made in relation to labor hire employers who provide labor to Peabody Energy Australia PCI Mine Management Pty Ltd (now a regulated host) at its Coppabella Mine and to Helensburgh Coal Pty Ltd (now a regulated host) at the Metropolitan Mine.
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
Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (ATSIHP). The purpose of the ATSIHP Act is to ensure the preservation and protection from harm or desecration of areas and objects in Australia and in Australian waters, that are of particular significance to Aboriginal people. Under the ATSIHP Act, the Commonwealth Minister for Indigenous Australians can make declarations in relation to areas or objects for the purposes of protecting Aboriginal and Torres Strait Islander heritage. Declarations are made in response to applications made by an Aboriginal person or group showing that the area or object is significant with respect to Aboriginal culture and is under threat of injury or desecration. Such a declaration may prevent any development being carried out on the relevant area of land. In 2024, the federal minister made a declaration under the ATSIHP Act over an area that had been approved under state and federal environmental and planning laws for a gold mining project. The project proponent has indicated that the decision renders the mine project unviable and has initiated Federal Court proceedings seeking a judicial review of the decision-making process. Hearings into the matter are expected to occur in December 2025.

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
Regulations Related to Global Climate Change
The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of GHG emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reduction contributions after the second commitment period ended in 2020 (the Paris Agreement). The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, including Australia, that account for at least 55% of global GHG emissions. On January 20, 2021, the U.S. reentered the Paris Agreement by accepting the agreement and all of its articles and clauses, after having announced its withdrawal from the agreement in November 2019. On January 20, 2025, pursuant to the Executive Order on Putting America First In International Environmental Agreements, President Trump directed the U.S. Ambassador to the United Nations to submit a formal notification withdrawing the United States from the Paris Agreement.
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
Liquidity
As of June 30, 2025, the Company’s cash and cash equivalents balances totaled $585.9 million, including approximately $370 million held by U.S. subsidiaries, approximately $204 million held by Australian subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the six months ended June 30, 2025, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.

The Company’s available liquidity decreased from $1,072.5 million as of December 31, 2024 to $958.9 million as of June 30, 2025. Available liquidity was comprised of the following:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$585.9	$700.4
Revolving credit facility availability	270.7	233.7
Accounts receivable securitization program availability	102.3	138.4
Total liquidity	$958.9	$1,072.5
Capital Returns to Shareholders
The Company paid dividends of $18.3 million during the six months ended June 30, 2025.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $494.4 million at June 30, 2025. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at June 30, 2025.
At June 30, 2025, the Company’s maximum aggregate collateral amount was $519.6 million, which was comprised of $392.7 million in trust accounts and letters of credit of $126.9 million held for the benefit of certain surety providers.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The agreement requires the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement has an initial expiration date of December 31, 2025. At June 30, 2025, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At June 30, 2025, the bank guarantee facilities were backed by cash of $202.4 million.
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
As of June 30, 2025, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.3 million outstanding as of June 30, 2025. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 13. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.7 million at June 30, 2025.
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
Capital Expenditures
Due to the reduction of certain sustaining capital expenditures, the Company revised its expected 2025 capital expenditures from approximately $450 million to $420 million.
Indebtedness
The Company’s total indebtedness as of June 30, 2025 and December 31, 2024 is presented in the table below.

Debt Instrument (defined below, as applicable)	June 30, 2025	December 31, 2024
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	9.8	9.3
Finance lease obligations	19.3	25.1
Less: Debt issuance costs	(5.3)	(6.3)
	343.8	348.1
Less: Current portion of long-term debt	14.6	15.8
Long-term debt	$329.2	$332.3
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at June 30, 2025, of approximately $16 million in 2025, $17 million in 2026, $13 million in 2027, $326 million in 2028, less than $1 million in 2029 and $10 million thereafter.
Cash paid for interest, net of capitalized interest related to the Company’s indebtedness and financial assurance instruments amounted to $24.1 million during both the six months ended June 30, 2025 and 2024.
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
During the second quarter of 2025, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the third quarter of 2025.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter, and the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders agreed to provide the Bridge Facility to the Company in the amount of up to $2.075 billion in order to finance the planned acquisition in part. The Company expects to replace the Bridge Facility with permanent financing prior to the closing date, but there can be no assurance such financing will occur and any such expectation is subject to market conditions. During the three months ended June 30, 2025, the Company paid a $10.4 million duration fee on the Bridge Facility.
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
Accounts Receivable Securitization Program
As described in Note 13. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying program. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At June 30, 2025, the Company had no outstanding borrowings and $58.6 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at June 30, 2025.
The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2025.

Cash Flows
The following table summarizes the Company’s cash flows for the six months ended June 30, 2025 and 2024, as reported in the accompanying unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$143.1	$126.8
Net cash used in investing activities	(180.7)	(316.8)
Net cash used in financing activities	(44.9)	(140.5)
Net change in cash, cash equivalents and restricted cash	(82.5)	(330.5)
Cash, cash equivalents and restricted cash at beginning of period	1,382.6	1,650.2
Cash, cash equivalents and restricted cash at end of period	$1,300.1	$1,319.7
Operating Activities. The increase in net cash provided by operating activities for the six months ended June 30, 2025 compared to the same period in the prior year was primarily driven by a year-over-year increase in operating cash flow from working capital ($303.9 million), offset by a decrease in cash from collateral arrangements resulting from prior year collateral releases ($154.9 million) and lower cash generated from mining operations.
Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2025 compared to the same period in the prior year was driven by a decrease due to the prior period Wards Well acquisition ($143.8 million) and higher net distribution from joint ventures ($28.3 million). These variances were partially offset by higher payment of capital accruals ($28.3 million).
Financing Activities. The decrease in net cash used by financing activities for the six months ended June 30, 2025 compared to the same period in the prior year was primarily driven by decreases in common stock repurchases ($83.1 million) and payment of debt issuance and other deferred financing costs ($9.3 million).
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2025
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$925.8	$88.2	$1,014.0
Letters of credit (2)	55.2	52.7	107.9
	981.0	140.9	1,121.9
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$925.8	$140.8	$1,066.6
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

Not presented in the above table is $847.1 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at June 30, 2025, as described in Note 13. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance increased $37.3 million during the six months ended June 30, 2025 due to an increase in bonding requirements and the impact of foreign currency rate changes.
At June 30, 2025, the Company had total asset retirement obligations of $729.1 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
At June 30, 2025, the Company’s reclamation bonding requirements were supported by approximately $740 million of restricted cash and other balances serving as collateral, which exceeds the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.
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
At June 30, 2025, the Company identified certain assets with an aggregate carrying value of approximately $71 million in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s critical accounting policies remain unchanged at June 30, 2025, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of June 30, 2025, the Company had approximately 97 million tons of U.S. thermal coal priced and committed for 2025. This includes approximately 83 million tons of PRB coal and 14 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2025 thermal coal sales volumes from its Seaborne Thermal segment of 14.6 million to 15.2 million tons comprised of thermal export volume of 9.2 million to 9.8 million tons and domestic volume of 5.4 million tons. Peabody is estimating full year 2025 metallurgical coal sales from its Seaborne Metallurgical segment of 8.0 million to 9.0 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of June 30, 2025, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.

Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2025, the Company held average rate options with an aggregate notional amount of $490.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending March 31, 2026. As of June 30, 2025, the Company also held purchased collars with an aggregate notional amount of $506.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending March 31, 2026. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $210 million to $220 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at June 30, 2025, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $146 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $198 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
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
As of June 30, 2025, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at June 30, 2025, a one percentage point decrease in interest rates would result in a decrease of approximately $13 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025 and Item 1A. “Risk Factors” of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the SEC on May 8, 2025. In addition to the other information set forth in this Quarterly Report, including the information presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filings, which could materially affect the Company's results of operations, financial condition and liquidity.
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

Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, the Company’s capital structure and alternative opportunities that the Company may have for the use or investment of capital. Through June 30, 2025, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million, which included commissions paid of $0.4 million, leaving $469.6 million available for share repurchase.
Dividends
During the three and six months ended June 30, 2025, the Company declared dividends per share of $0.075 and $0.150, respectively. On July 31, 2025, the Company declared an additional dividend per share of $0.075 to be paid on September 3, 2025 to shareholders of record as of August 14, 2025.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2025	1,435	$13.11	—	$469.6
May 1 through May 31, 2025	—	—	—	469.6
June 1 through June 30, 2025	—	—	—	469.6
Total	1,435	13.11	—
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408 of Regulation S-K of the Exchange Act.

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

PEABODY ENERGY CORPORATION
Date:	August 7, 2025	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)