Form 10-Q
period 2025-09-30
PEABODY ENERGY CORP
filed 2025-11-07
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 121.6 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at November 3, 2025.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share data)
Revenue	$1,012.1	$1,088.0	$2,839.2	$3,113.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	896.9	845.8	2,456.5	2,463.9
Depreciation, depletion and amortization	100.0	84.7	285.5	247.4
Asset retirement obligation expenses	13.9	12.9	41.3	38.7
Selling and administrative expenses	27.4	20.6	74.5	64.7
Restructuring charges	4.0	1.9	9.2	2.1
Costs related to terminated acquisition	54.0	—	75.2	—
Other operating (income) loss:
Net gain on disposals	(5.3)	(0.1)	(25.3)	(9.7)
Provision for NARM loss	—	—	—	3.7
Shoal Creek insurance recovery	—	—	—	(109.5)
Loss from equity affiliates	2.6	2.1	10.2	7.1
Operating (loss) profit	(81.4)	120.1	(87.9)	405.2
Interest expense, net of capitalized interest	10.0	9.7	32.6	35.1
Interest income	(13.9)	(17.7)	(43.1)	(53.7)
Net periodic benefit credit, excluding service cost	(7.5)	(10.1)	(22.3)	(30.4)
(Loss) income from continuing operations before income taxes	(70.0)	138.2	(55.1)	454.2
Income tax (benefit) provision	(3.4)	25.7	(1.2)	85.2
(Loss) income from continuing operations, net of income taxes	(66.6)	112.5	(53.9)	369.0
Loss from discontinued operations, net of income taxes	(0.3)	(1.0)	(1.0)	(3.3)
Net (loss) income	(66.9)	111.5	(54.9)	365.7
Less: Net income attributable to noncontrolling interests	3.2	10.2	8.4	25.4
Net (loss) income attributable to common stockholders	$(70.1)	$101.3	$(63.3)	$340.3

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.57)	$0.82	$(0.51)	$2.72
Diluted (loss) income per share	$(0.57)	$0.74	$(0.51)	$2.47
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.58)	$0.81	$(0.52)	$2.69
Diluted (loss) income per share	$(0.58)	$0.74	$(0.52)	$2.44
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net (loss) income	$(66.9)	$111.5	$(54.9)	$365.7
Postretirement plans (net of $0.0 tax provisions in each period)	(10.2)	(13.3)	(30.6)	(39.8)
Foreign currency translation adjustment	0.4	2.3	2.6	0.9
Other comprehensive loss, net of income taxes	(9.8)	(11.0)	(28.0)	(38.9)
Comprehensive (loss) income	(76.7)	100.5	(82.9)	326.8
Less: Net income attributable to noncontrolling interests	3.2	10.2	8.4	25.4
Comprehensive (loss) income attributable to common stockholders	$(79.9)	$90.3	$(91.3)	$301.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2025	December 31, 2024
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$603.3	$700.4
Accounts receivable, net of allowance for credit losses of $0.0 at September 30, 2025 and December 31, 2024	307.2	359.3
Inventories, net	405.2	393.4
Other current assets	273.5	327.6
Total current assets	1,589.2	1,780.7
Property, plant, equipment and mine development, net	3,075.5	3,081.5
Operating lease right-of-use assets	99.6	119.3
Restricted cash and collateral	851.0	809.8
Investments and other assets	129.0	162.4
Total assets	$5,744.3	$5,953.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15.5	$15.8
Accounts payable and accrued expenses	781.8	811.7
Total current liabilities	797.3	827.5
Long-term debt, less current portion	321.8	332.3
Deferred income taxes	29.5	40.9
Asset retirement obligations, less current portion	674.5	667.8
Accrued postretirement benefit costs	116.4	120.4
Operating lease liabilities, less current portion	70.3	86.7
Other noncurrent liabilities	150.8	169.3
Total liabilities	2,160.6	2,244.9
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.3 shares issued and 121.6 shares outstanding as of September 30, 2025 and 189.1 shares issued and 121.4 shares outstanding as of December 31, 2024	1.9	1.9
Additional paid-in capital	3,999.7	3,990.5
Treasury stock, at cost — 67.7 common shares as of September 30, 2025 and December 31, 2024	(1,927.3)	(1,926.5)
Retained earnings	1,354.7	1,445.8
Accumulated other comprehensive income	110.8	138.8
Peabody Energy Corporation stockholders’ equity	3,539.8	3,650.5
Noncontrolling interests	43.9	58.3
Total stockholders’ equity	3,583.7	3,708.8
Total liabilities and stockholders’ equity	$5,744.3	$5,953.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(54.9)	$365.7
Loss from discontinued operations, net of income taxes	1.0	3.3
(Loss) income from continuing operations, net of income taxes	(53.9)	369.0
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	285.5	247.4
Noncash interest expense	4.2	4.0
Deferred income taxes	(11.3)	(10.9)
Noncash share-based compensation	8.9	5.7
Net gain on disposals	(25.3)	(9.7)
Noncash income from port and rail capacity assignment	—	(0.3)
Loss from equity affiliates	10.2	7.1
Shoal Creek insurance recovery	—	(16.6)
Unrealized gains on foreign currency option contracts	(6.1)	(0.4)
Changes in current assets and liabilities:
Accounts receivable	69.5	82.0
Inventories	(11.8)	(92.6)
Other current assets	37.7	15.6
Accounts payable and accrued expenses	(0.3)	(198.3)
Collateral arrangements	(5.6)	143.3
Asset retirement obligations	6.3	(1.2)
Postretirement benefit obligations	(34.6)	(45.0)
Pension obligations	(4.0)	—
Other, net	(2.6)	(7.7)
Net cash provided by continuing operations	266.8	491.4
Net cash used in discontinued operations	(1.7)	(4.7)
Net cash provided by operating activities	265.1	486.7

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(280.8)	(265.7)
Changes in accrued expenses related to capital expenditures	(34.6)	(6.5)
Wards Well acquisition	—	(143.8)
Insurance proceeds attributable to Shoal Creek equipment losses	—	10.9
Returned deposit related to terminated acquisition	29.0	—
Proceeds from disposal of assets, net of receivables	16.6	16.1
Contributions to joint ventures	(436.2)	(550.1)
Distributions from joint ventures	455.0	549.8
Other, net	(1.8)	(0.3)
Net cash used in investing activities	(252.8)	(389.6)
Cash Flows From Financing Activities
Repayments of long-term debt	(9.9)	(7.2)
Repayment of loan note related to terminated acquisition	(9.3)	—
Payment of debt issuance and other deferred financing costs	(1.8)	(11.1)
Common stock repurchases	—	(183.1)
Excise taxes paid related to common stock repurchases	(1.7)	—
Repurchase of employee common stock relinquished for tax withholding	(0.8)	(4.1)
Dividends paid	(27.5)	(28.5)
Distributions to noncontrolling interests	(22.8)	(34.8)
Net cash used in financing activities	(73.8)	(268.8)
Net change in cash, cash equivalents and restricted cash	(61.5)	(171.7)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,382.6	1,650.2
Cash, cash equivalents and restricted cash at end of period (2)	$1,321.1	$1,478.5

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$700.4
Restricted cash included in “Restricted cash and collateral”	682.2
Cash, cash equivalents and restricted cash at beginning of period	$1,382.6

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$603.3
Restricted cash included in “Restricted cash and collateral”	717.8
Cash, cash equivalents and restricted cash at end of period	$1,321.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.9
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,996.0	3,987.2	3,990.5	3,983.0
Dividend equivalent units on dividends declared	0.1	0.1	0.3	0.2
Share-based compensation for equity-classified awards	3.6	1.6	8.9	5.7
Balance, end of period	3,999.7	3,988.9	3,999.7	3,988.9
Treasury stock
Balance, beginning of period	(1,927.3)	(1,825.5)	(1,926.5)	(1,740.2)
Common stock repurchases	—	(100.0)	—	(183.1)
Net change in unsettled common stock repurchases	—	—	—	2.6
Excise tax accrued on common stock repurchases	—	(1.0)	—	(1.7)
Repurchase of employee common stock relinquished for tax withholding	—	—	(0.8)	(4.1)
Balance, end of period	(1,927.3)	(1,926.5)	(1,927.3)	(1,926.5)
Retained earnings
Balance, beginning of period	1,434.1	1,332.5	1,445.8	1,112.7
Net (loss) income attributable to common stockholders	(70.1)	101.3	(63.3)	340.3
Dividends declared ($0.075, $0.075, $0.225 and $0.225 per share, respectively)	(9.3)	(9.5)	(27.8)	(28.7)
Balance, end of period	1,354.7	1,424.3	1,354.7	1,424.3
Accumulated other comprehensive income
Balance, beginning of period	120.6	161.7	138.8	189.6
Postretirement plans (net of $0.0 tax provisions in each period)	(10.2)	(13.3)	(30.6)	(39.8)
Foreign currency translation adjustment	0.4	2.3	2.6	0.9
Balance, end of period	110.8	150.7	110.8	150.7
Noncontrolling interests
Balance, beginning of period	48.8	57.2	58.3	60.5
Net income attributable to noncontrolling interests	3.2	10.2	8.4	25.4
Distributions to noncontrolling interests	(8.1)	(16.3)	(22.8)	(34.8)
Balance, end of period	43.9	51.1	43.9	51.1
Total stockholders’ equity	$3,583.7	$3,690.4	$3,583.7	$3,690.4
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2024 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2025.
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

	Three Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$33.6	$—	$301.4	$192.0	$—	$527.0
Export	208.8	—	—	—	—	208.8
Total thermal	242.4	—	301.4	192.0	—	735.8
Metallurgical coal
Export	—	258.5	—	—	—	258.5
Total metallurgical	—	258.5	—	—	—	258.5
Other	0.3	0.4	—	—	17.1	17.8
Revenue	$242.7	$258.9	$301.4	$192.0	$17.1	$1,012.1

	Three Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$38.8	$—	$304.2	$214.0	$—	$557.0
Export	272.4	—	—	—	—	272.4
Total thermal	311.2	—	304.2	214.0	—	829.4
Metallurgical coal
Export	—	240.4	—	—	—	240.4
Total metallurgical	—	240.4	—	—	—	240.4
Other	2.0	2.1	1.1	2.7	10.3	18.2
Revenue	$313.2	$242.5	$305.3	$216.7	$10.3	$1,088.0

	Nine Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$107.1	$—	$852.6	$515.7	$—	$1,475.4
Export	595.4	—	—	—	—	595.4
Total thermal	702.5	—	852.6	515.7	—	2,070.8
Metallurgical coal
Export	—	730.1	—	—	—	730.1
Total metallurgical	—	730.1	—	—	—	730.1
Other	0.4	1.1	0.1	0.1	36.6	38.3
Revenue	$702.9	$731.2	$852.7	$515.8	$36.6	$2,839.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$116.3	$—	$779.7	$592.3	$—	$1,488.3
Export	786.1	—	—	—	—	786.1
Total thermal	902.4	—	779.7	592.3	—	2,274.4
Metallurgical coal
Export	—	778.4	—	—	—	778.4
Total metallurgical	—	778.4	—	—	—	778.4
Other	2.2	5.4	1.6	18.0	33.6	60.8
Revenue	$904.6	$783.8	$781.3	$610.3	$33.6	$3,113.6
(1)    Corporate and Other includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Revenue from physical sale of coal (2)	$14.0	$5.9	$25.8	$20.1
Other	3.1	4.4	10.8	13.5
Total Corporate and Other	$17.1	$10.3	$36.6	$33.6
(2)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s reportable segments and sold to customers through the Company’s coal trading business. Primarily represents the difference between the price contracted with the customer and the price allocated to the reportable segment.
Accounts Receivable
“Accounts receivable, net” at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Trade receivables, net	$254.6	$294.9
Miscellaneous receivables, net	52.6	64.4
Accounts receivable, net	$307.2	$359.3
None of the above receivables included allowances for credit losses at September 30, 2025 or December 31, 2024. No charges for credit losses were recognized during the three and nine months ended September 30, 2025 or 2024.
(4)     Inventories
“Inventories, net” as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Materials and supplies, net	$164.3	$157.5
Raw coal	82.4	109.6
Saleable coal	158.5	126.3
Inventories, net	$405.2	$393.4
Materials and supplies inventories, net presented above have been shown net of reserves of $3.9 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively.

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
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations:

			Loss (Income) from Equity Affiliates
	Book Value at		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
	(Dollars in millions)
Equity method investment related to Middlemount	$47.3	$52.7	$1.2	$(2.2)	$8.0	$(4.1)
Equity method investment related to R3	—	—	—	4.3	—	11.2
Equity method investment related to R3 II	2.0	5.8	1.4	—	2.2	—
Total equity method investments	$49.3	$58.5	$2.6	$2.1	$10.2	$7.1
R3 and R3 II
In March 2022, the Company entered into a joint venture with unrelated partners to form R3, an entity in which the Company held a 50% interest. R3 was formed with the intent of developing various sites, including certain reclaimed mining land held by the Company in the U.S., for utility-scale photovoltaic solar generation and battery storage. The Company contributed $10.8 million to R3 during the nine months ended September 30, 2024.
In November 2024, R3 sold seven projects to an unrelated party and contributed its remaining three projects to a new entity (R3 II). The unrelated party purchased 75% of the equity in R3 II for cash and contingent consideration for the future obligation to pay seller’s milestone payments. R3 used the proceeds from the equity purchase of R3 II to repurchase shares from the other investors of R3, such that Peabody is the only remaining equity holder of R3, which has a 25% equity interest in R3 II. The Company contributed $0.7 million to R3 II during the nine months ended September 30, 2025.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of September 30, 2025, the Company held average rate options with an aggregate notional amount of $524.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2026. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.67 to $0.71 over the nine-month period ending June 30, 2026. As of September 30, 2025, the Company also held purchased collars with an aggregate notional amount of $541.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending June 30, 2026. The purchased collars have a floor ranging from approximately $0.58 to $0.61 and a ceiling ranging from $0.68 to $0.70, whereby the Company will incur a loss on the instruments for quarterly average Australian dollar-to-U.S. dollar exchange rates below the floor and a gain for quarterly average rates above the ceiling.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of September 30, 2025, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $2.9 million. As of December 31, 2024, the Company had a liability derivative comprised of foreign currency option contracts with a fair value of $3.6 million. The net amount of asset derivatives is included in “Other current assets” and the net amount of liability derivatives is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended September 30, 2025
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.9)	$(0.6)	$(2.3)
Total		$(2.9)	$(0.6)	$(2.3)

		Three Months Ended September 30, 2024
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$3.6	$(0.1)	$3.7
Total		$3.6	$(0.1)	$3.7

		Nine Months Ended September 30, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$4.3	$(1.8)	$6.1
Total		$4.3	$(1.8)	$6.1

		Nine Months Ended September 30, 2024
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.1)	$(2.5)	$0.4
Total		$(2.1)	$(2.5)	$0.4
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the hierarchy of the Company’s net asset (liability) positions for which fair value is measured on a recurring basis.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$2.9	$—	$2.9
Total net assets	$—	$2.9	$—	$2.9

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$(3.6)	$—	$(3.6)
Equity securities	1.0	—	—	1.0
Total net assets (liabilities)	$1.0	$(3.6)	$—	$(2.6)
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2025 and December 31, 2024:
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

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Total debt at par value	$342.1	$354.4
Less: Unamortized debt issuance costs	(4.8)	(6.3)
Net carrying amount	$337.3	$348.1

Estimated fair value	$501.1	$438.0
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2025 and 2024. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2025 and December 31, 2024 is set forth in the table below:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Land and coal interests	$2,645.1	$2,648.5
Buildings and improvements	754.1	726.7
Machinery and equipment	2,295.7	2,078.8
Less: Accumulated depreciation, depletion and amortization	(2,619.4)	(2,372.5)
Property, plant, equipment and mine development, net	$3,075.5	$3,081.5
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $68 million at September 30, 2025 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the nine months ended September 30, 2025 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $3.4 million and income tax provision of $25.7 million for the three months ended September 30, 2025 and 2024, respectively, included tax provisions of $0.4 million and $1.0 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax benefit of $1.2 million and income tax provision of $85.2 million for the nine months ended September 30, 2025 and 2024, respectively, included a tax provision of $2.3 million and a tax benefit of $2.9 million, respectively, related to the remeasurement of foreign income tax accounts. Due to existing valuation allowances, the income tax expense is primarily related to the Australian income.
(9)     Long-term Debt
The Company’s total indebtedness as of September 30, 2025 and December 31, 2024 consisted of the following:

Debt Instrument (defined below, as applicable)	September 30, 2025	December 31, 2024
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	—	9.3
Finance lease obligations	22.1	25.1
Less: Debt issuance costs	(4.8)	(6.3)
	337.3	348.1
Less: Current portion of long-term debt	15.5	15.8
Long-term debt	$321.8	$332.3
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
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective February 19, 2025, the conversion rate was increased to 51.7762 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.31 per share. Under the applicable conversion rate formula, the cumulative $0.150 per share dividends declared and paid since the prior conversion rate adjustment yielded a revised conversion rate of 52.2561 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 51.7762. The conversion rate may be impacted prospectively, based upon cumulative dividends paid. The conversion rate is also subject to further adjustment under certain circumstances in accordance with the terms of the indenture.
During the third quarter of 2025, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the fourth quarter of 2025.
As of September 30, 2025, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $123.5 million.
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
The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum. On November 25, 2024, the Company amended the 2024 Credit Agreement to, among other things, permit (i) Peabody’s then-planned acquisition of multiple coal mines from Anglo American plc (Anglo), (ii) the related bridge loan facility and (iii) the incurrence of additional indebtedness to finance the acquisition, subject to compliance with certain pro forma financial covenants. The Company paid aggregate deferred financing costs of $0.9 million as part of the amendment. As further discussed in Note 14. “Commitments and Contingencies,” Peabody terminated the acquisition with Anglo on August 19, 2025.
As of September 30, 2025, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.3 million outstanding as of September 30, 2025. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 13. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.7 million at September 30, 2025.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BUMA Loan Note
The Company had agreed to, following the closing of the then-planned Anglo acquisition, sell a portion of the assets (the Dawson Assets) to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries (BUMA). Accordingly, on November 25, 2024, concurrent with its entry into the purchase agreements for the Anglo acquisition, the Company entered into a loan note deed with BUMA pursuant to which BUMA would lend to the Company the funds required to purchase the Dawson Assets under the Anglo acquisition purchase agreements and fund certain other obligations in relation to the Dawson Assets (the BUMA Loan Note). The Company received $9.3 million in BUMA Loan Note proceeds during the year ended December 31, 2024 to fund a portion of the deposit to Anglo for the then-planned acquisition.
Concurrent with the August 19, 2025 termination of the Anglo acquisition, the Company terminated the agreement for the related sale of the Dawson Assets to BUMA and returned the $9.3 million of proceeds during the three months ended September 30, 2025. Refer to Note 14. “Commitments and Contingencies” for additional information associated with the Anglo acquisition.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter, and the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders agreed to provide the Bridge Facility to the Company in order to finance the then-planned acquisition in part. The Bridge Facility was terminated on August 19, 2025. During the three and nine months ended September 30, 2025, the Company paid commitment and duration fees on the Bridge Facility of $36.3 million and $46.7 million, respectively, which are included in “Costs related to terminated acquisition” in the unaudited condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
2028 Convertible Notes	$2.6	$2.6	$7.8	$7.8
Financial assurance instruments	6.2	5.8	19.8	20.7
Amortization of debt issuance costs	1.4	0.6	4.2	4.0
Receivables securitization program	0.6	0.5	1.8	1.9
Finance lease obligations	0.4	0.4	1.1	1.3
Capitalized interest	(2.0)	(2.7)	(5.9)	(4.4)
Other	0.8	2.5	3.8	3.8
Interest expense, net of capitalized interest	$10.0	$9.7	$32.6	$35.1

Cash paid for interest, net of capitalized interest	$10.9	$8.5	$35.0	$32.6
Non-cash interest expense	$0.9	$0.8	$4.2	$4.0
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2025.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company sponsors a qualified pension plan. Annual contributions to the qualified plan are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of September 30, 2025, the qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company is not required to make any cash contributions to the qualified plan in 2025 based on minimum funding requirements. During the nine months ended September 30, 2025, the Company made a discretionary cash contribution of $5.0 million to the qualified plan which allowed for termination of the Company’s agreement with the PBGC and resulted in the release of a $37.0 million letter of credit that had been maintained in favor of the PBGC.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.3	$0.3
Interest cost on accumulated postretirement benefit obligation	1.9	2.3	5.8	6.9
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of prior service credit	(10.2)	(13.3)	(30.6)	(39.8)
Net periodic postretirement benefit credit	$(8.3)	$(11.0)	$(24.8)	$(32.9)
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
In October 2023, the Company filed an insurance claim against applicable insurance policies with combined business interruption and property loss limits of $125 million above a $50 million deductible. During June 2024, the Company reached a settlement and recognized a $109.5 million insurance recovery, which the Company included in its results of operations during the nine months ended September 30, 2024.
The Company collected $103.8 million of the insurance recovery during the nine months ended September 30, 2024, and classified $10.9 million of the recovery within the “Cash Flows From Investing Activities” section of the unaudited condensed consolidated statements of cash flows since this portion of the recovery related to equipment damage for which the Company previously recognized a provision for loss. The remaining $5.7 million of the insurance recovery was subsequently collected in October 2024.

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
A conversion of the 2028 Convertible Notes may result in payment in the Company’s common stock. For diluted EPS purposes, the potentially dilutive common stock is assumed to have been converted at the beginning of the period (or at the time of issuance, if later). In periods where the potentially dilutive common stock is included in the computation of diluted EPS, the numerator will be adjusted to add back tax adjusted interest expense, which includes the amortization of debt issuance costs, related to the convertible debt. The computation of diluted EPS excluded 16.6 million and 16.5 million shares related to the 2028 Convertible Notes for the three and nine months ended September 30, 2025, respectively, because their inclusion would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate share-based compensation awards of 0.8 million and 1.0 million for the three and nine months ended September 30, 2025, respectively, and less than 0.1 million for both the three and nine months ended September 30, 2024 because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Basic EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(66.6)	$112.5	$(53.9)	$369.0
Less: Net income attributable to noncontrolling interests	3.2	10.2	8.4	25.4
(Loss) income from continuing operations attributable to common stockholders	(69.8)	102.3	(62.3)	343.6
Loss from discontinued operations, net of income taxes	(0.3)	(1.0)	(1.0)	(3.3)
Net (loss) income attributable to common stockholders	$(70.1)	$101.3	$(63.3)	$340.3

Diluted EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(66.6)	$112.5	$(53.9)	$369.0
Add: Tax adjusted interest expense related to 2028 Convertible Notes	—	3.1	—	9.2
Less: Net income attributable to noncontrolling interests	3.2	10.2	8.4	25.4
(Loss) income from continuing operations attributable to common stockholders	(69.8)	105.4	(62.3)	352.8
Loss from discontinued operations, net of income taxes	(0.3)	(1.0)	(1.0)	(3.3)
Net (loss) income attributable to common stockholders	$(70.1)	$104.4	$(63.3)	$349.5

EPS denominator:
Weighted average shares outstanding — basic	121.7	124.9	121.7	126.3
Dilutive impact of share-based compensation awards	—	0.4	—	0.5
Dilutive impact of 2028 Convertible Notes	—	16.3	—	16.3
Weighted average shares outstanding — diluted	121.7	141.6	121.7	143.1

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.57)	$0.82	$(0.51)	$2.72
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net (loss) income attributable to common stockholders	$(0.58)	$0.81	$(0.52)	$2.69

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.57)	$0.74	$(0.51)	$2.47
Loss from discontinued operations	(0.01)	—	(0.01)	(0.03)
Net (loss) income attributable to common stockholders	$(0.58)	$0.74	$(0.52)	$2.44
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2025
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$924.8	$88.3	$1,013.1
Letters of credit (2)	55.2	56.6	111.8
	980.0	144.9	1,124.9
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$924.8	$144.8	$1,069.6
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
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $493.9 million at September 30, 2025. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at September 30, 2025.
At September 30, 2025, the Company’s maximum aggregate collateral amount was $519.2 million, which was comprised of $392.8 million in trust accounts and letters of credit of $126.4 million held for the benefit of certain surety providers.
Accounts Receivable Securitization
In 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended from time to time. The receivables securitization program authorized under the agreement (Securitization Program) is subject to customary events of default. The Securitization Program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028. During the nine months ended September 30, 2025, the Company capitalized $1.8 million of debt issuance costs related to the amendment.
Borrowings under the Securitization Program bear interest at SOFR plus 2.1% per annum and remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables.
At September 30, 2025, the Company had no outstanding borrowings and $62.5 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $77.2 million at September 30, 2025. The Company was not required to post cash collateral under the Securitization Program at September 30, 2025.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company incurred interest and fees associated with the Securitization Program of $0.6 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $1.9 million during the nine months ended September 30, 2025 and 2024, respectively, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The initial agreement required the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. At September 30, 2025, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) change the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At September 30, 2025, the bank guarantee facilities were backed by cash of $205.9 million.
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

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$392.8	$394.6
Credit support facilities (2) (3)	325.0	287.6
	717.8	682.2
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	133.2	127.6
Restricted cash and collateral	$851.0	$809.8
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
(3)    At September 30, 2025, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $312 million and $201 million, respectively. At December 31, 2024, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $271 million and $205 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2025, purchase commitments for capital expenditures were $64.7 million, all of which is obligated within the next 12 months.
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
Litigation and Matters Relating to Continuing Operations
Arbitration Relating to Terminated Anglo American Acquisition. On November 25, 2024, Peabody entered into definitive agreements (the Purchase Agreements), to acquire from Anglo a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia, including Anglo’s interests in the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central operating mine, the Dawson South operating mine, the Dawson South Exploration project and the Theodore South exploration project, collectively, the Dawson Assets). The Company agreed to, following the prospective closing of the Anglo acquisition, sell the Dawson Assets to BUMA.
On August 19, 2025, Peabody terminated the Purchase Agreements. The termination of the Purchase Agreements followed Peabody’s prior delivery of a notice of a Material Adverse Change (MAC) as a result of an ignition event at the Moranbah North mine on March 31, 2025, which had led to the closure of the mine. Following Peabody’s termination of the Purchase Agreements, Anglo returned $29.0 million of the $75.0 million deposit previously paid by Peabody, and Peabody has demanded the outstanding portion of the deposit also be returned.
On September 23, 2025, various subsidiaries of Anglo initiated International Chamber of Commerce arbitration proceedings in London, United Kingdom, against Peabody and certain of its affiliates. Anglo’s complaint alleges, among other things, that Peabody wrongfully terminated the Purchase Agreements and seeks, among other things, declarations that the ignition event at the Moranbah North mine did not constitute a MAC, as well as damages for losses in an unspecified amount, plus costs and interest. Peabody remains confident that a MAC occurred, and that it was entitled to terminate the Purchase Agreements.
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
(15) Segment Information
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin and Other U.S. Thermal.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s chief operating decision maker (CODM), defined as the President and Chief Executive Officer, uses Adjusted EBITDA as the primary financial metric to measure each segment’s operating performance against expected results and to allocate resources, including capital investment in mining operations and potential expansions. Adjusted EBITDA is a non-GAAP financial measure defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the reportable segments’ operating performance, as displayed in the reconciliations below. Management believes this non-GAAP measure is used by investors to measure the Company’s operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Segment results were as follows:

	Three Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Segment Totals
	(Dollars in millions)
Revenue	$242.7	$258.9	$301.4	$192.0	$995.0
Less Significant Segment Expenses:
Labor costs	35.8	62.4	56.5	54.3
Repair costs	29.3	48.5	38.8	40.5
Outside services	31.2	100.4	35.0	40.8
Commodities expense	20.6	17.1	42.3	19.2
Sales related costs	54.0	56.1	66.2	11.5
Other expenses (1)	30.8	(53.4)	10.9	18.8
Adjusted EBITDA	41.0	27.8	51.7	6.9	127.4
Additions to property, plant, equipment and mine development	8.2	87.8	11.5	7.7	115.2

	Three Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Segment Totals
	(Dollars in millions)
Revenue	$313.2	$242.5	$305.3	$216.7	$1,077.7
Less Significant Segment Expenses:
Labor costs	38.8	54.1	50.9	54.8
Repair costs	44.6	63.3	33.9	36.7
Outside services	35.4	77.0	31.9	36.5
Commodities expense	23.0	14.8	41.7	19.2
Sales related costs	57.8	52.9	82.5	14.3
Other expenses (1)	(6.4)	(47.4)	12.7	26.8
Adjusted EBITDA	120.0	27.8	51.7	28.4	227.9
Additions to property, plant, equipment and mine development	17.4	64.5	9.8	4.9	96.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Segment Totals
	(Dollars in millions)
Revenue	$702.9	$731.2	$852.7	$515.8	$2,802.6
Less Significant Segment Expenses:
Labor costs	108.6	178.7	159.2	153.4
Repair costs	83.1	136.9	102.9	114.2
Outside services	84.9	258.3	94.9	114.2
Commodities expense	59.6	43.1	116.8	56.4
Sales related costs	153.4	168.8	215.4	30.9
Other expenses (1)	54.6	(86.4)	32.5	(6.6)
Adjusted EBITDA	158.7	31.8	131.0	53.3	374.8
Additions to property, plant, equipment and mine development	26.3	213.9	20.9	17.7	278.8

	Nine Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Segment Totals
	(Dollars in millions)
Revenue	$904.6	$783.8	$781.3	$610.3	$3,080.0
Less Significant Segment Expenses:
Labor costs	117.9	155.8	152.2	162.8
Repair costs	118.5	139.5	94.9	104.9
Outside services	97.7	186.3	89.8	109.5
Commodities expense	69.4	46.4	117.2	58.3
Sales related costs	162.5	166.9	212.6	40.0
Other expenses (1)	20.4	(130.8)	28.7	24.5
Adjusted EBITDA	318.2	219.7	85.9	110.3	734.1
Additions to property, plant, equipment and mine development	50.1	179.7	22.3	10.0	262.1
(1)    Other expenses for the mining operations primarily include lease expense; non-sales related taxes; insurance expense; and joint facility charges; offset by credits related to the capitalization of costs to the consolidated balance sheet. For the nine months ended September 30, 2024, the Seaborne Metallurgical segment includes $80.8 million related to the portion of the Shoal Creek insurance recovery that was applicable to incremental costs and business interruption recoveries.
Total assets are reflected at the division level only for the Company’s reportable segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company’s CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis. Assets related to closed, suspended or otherwise inactive mines are included within the Corporate and Other category.
The following table presents total assets at the division level:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Seaborne	$2,466.8	$2,465.3
U.S. Thermal	1,296.6	1,346.9
Corporate and Other	1,980.9	2,141.5
Total assets	$5,744.3	$5,953.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of segment totals follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Revenue from reportable segments	$995.0	$1,077.7	$2,802.6	$3,080.0
Reconciling items
Corporate and Other (1)	17.1	10.3	36.6	33.6
Revenue	$1,012.1	$1,088.0	$2,839.2	$3,113.6

Adjusted EBITDA from reportable segments	$127.4	$227.9	$374.8	$734.1
Reconciling items
Corporate and Other (1)	(27.9)	(3.1)	(38.0)	(39.1)
Depreciation, depletion and amortization	(100.0)	(84.7)	(285.5)	(247.4)
Asset retirement obligation expenses	(13.9)	(12.9)	(41.3)	(38.7)
Restructuring charges	(4.0)	(1.9)	(9.2)	(2.1)
Costs related to terminated acquisition	(54.0)	—	(75.2)	—
Provision for NARM loss	—	—	—	(3.7)
Shoal Creek insurance recovery - property damage	—	—	—	28.7
Changes in amortization of basis difference related to equity affiliates	0.5	0.4	1.9	1.1
Interest expense, net of capitalized interest	(10.0)	(9.7)	(32.6)	(35.1)
Interest income	13.9	17.7	43.1	53.7
Unrealized (losses) gains on foreign currency option contracts	(2.3)	3.7	6.1	0.4
Take-or-pay contract-based intangible recognition	0.3	0.8	0.8	2.3
(Loss) income from continuing operations before incomes taxes	$(70.0)	$138.2	$(55.1)	$454.2

Additions to property, plant, equipment and mine development from reportable segments	$115.2	$96.6	$278.8	$262.1
Reconciling items
Corporate and Other (1)	1.0	2.1	2.0	3.6
Additions to property, plant, equipment and mine development	$116.2	$98.7	$280.8	$265.7
(1)    The Company’s Corporate and Other operating segment includes selling and administrative expenses, results from equity method investments, trading and brokerage activities, minimum charges on certain transportation-related contracts, the closure of inactive mining sites, the impact of foreign currency remeasurement and certain commercial matters.

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
Also included in the following discussion of Peabody’s results of operations are references to Revenue per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each reportable segment. These metrics are used by management to measure each reportable segment’s operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the reportable segment level. The Company considers all measures reported on a per ton basis to be operating/statistical measures; however, the Company includes reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 2.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2024, Peabody sold 118.0 million tons of coal. Since December 31, 2024, the Wambo Underground Mine in the Seaborne Thermal Mining segment shipped its final tons. As a result, the Company owned interests in 16 active coal mining operations located in the United States (U.S.) and Australia at September 30, 2025. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin and Other U.S. Thermal. Refer to Note 15. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of the Company’s Corporate and Other operating segment.
Pricing during the three months ended September 30, 2025 is set forth in the table below.

	High	Low	Average	September 30, 2025	November 3, 2025
Premium low-vol hard coking coal (Premium HCC) (1)	$191.90	$172.00	$183.51	$190.20	$196.50
Premium low-vol pulverized coal injection (Premium PCI) coal (1)	148.00	137.00	143.24	144.60	140.00
Newcastle index thermal coal (1)	114.16	101.11	108.76	104.30	108.11
API 5 index thermal coal (1)	71.92	66.00	69.09	71.75	77.25
PRB 8,800 Btu/Lb coal (2)	14.90	14.00	14.21	14.90	14.80
Illinois Basin 11,500 Btu/Lb coal (2)	49.50	48.25	48.64	49.50	50.00
(1)    Spot pricing expressed per metric tonne.
(2)    Prompt month pricing expressed per short ton.
The seaborne pricing included in the table above is not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2025 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table above is also not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2025 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.
Within the global coal industry, supply and demand for its products and the supplies used for mining are being impacted by recent changes to trade policy, including tariffs and customs regulations. As future developments related to trade policy, including additional or retaliatory tariffs, delays in implementing previously announced changes or ongoing negotiations between countries, are unknown, the global coal industry data for the nine months ended September 30, 2025 presented herein may not be indicative of their ultimate impacts.
Within the seaborne metallurgical coal market, coking coal prices relevant to Australian operations finished the quarter higher. The quarter saw increased coal buying activity from India after its monsoon season, signs of supply rationalization in China’s steel and coal industries following China’s anti-involution policy announcement made in July, ongoing unplanned mine outages at non-Peabody mines and lower Chinese steel exports quarter-over-quarter. Looking forward, the seaborne metallurgical coal price may remain volatile based on the outcomes of China’s supply reforms, the pace of growth of the Indian steel industry, changing global trade policies and global supply curtailment actions.

Within the seaborne thermal coal market, global thermal coal prices were mixed during the nine months ended September 30, 2025. In China, power generation has increased year-over-year through September 30, 2025, however the share of renewables in the generation mix continues to grow, pressuring coal generation. In addition, domestic coal production has been stronger year-over-year, which has led to weaker coal import demand through the nine months ended September 30, 2025. In India, steady domestic coal production, lower import demand and declining coal generation has led to stable coal stockpiles. Looking forward, seaborne thermal coal prices may remain volatile based on the outcomes of China’s supply reforms, potential re-stocking activity in the Northern Hemisphere as winter approaches and volatility in global natural gas markets which can impact global thermal coal markets.
In the U.S., overall electricity demand increased over 2% year-over-year. Through the nine months ended September 30, 2025, electricity generation from thermal coal has increased year-over-year, driven by higher natural gas prices and stronger total generation. Coal’s share of electricity generation has increased to approximately 16% for the nine months ended September 30, 2025, while wind and solar’s combined generation share is at 19% and the share of natural gas generation has declined to approximately 41%. U.S. coal inventories have declined through September 30, 2025, driven by stronger summer demand, resulting in stockpiles declining over 20 million tons below levels seen at the end of 2024.
Centurion Mine
Peabody’s development of the Centurion Mine, an underground longwall metallurgical coal mine in Queensland, Australia, continues to advance as planned, making progress toward full-scale longwall production in February 2026.
Labor Relations
After industrial action at the Metropolitan Mine beginning in mid-June 2025, employees returned to work on August 1, 2025. The Company negotiated an enterprise agreement with the Mining and Energy Union and employees, which the employees accepted on August 13, 2025. The enterprise agreement was ratified with the Fair Work Commission on September 10, 2025.
Arbitration Relating to Terminated Anglo American Acquisition
On November 25, 2024, Peabody entered into definitive agreements (the Purchase Agreements) with Anglo American plc (Anglo), to acquire a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia, including Anglo’s interests in the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central operating mine, the Dawson South operating mine, the Dawson South Exploration project and the Theodore South exploration project, collectively, the Dawson Assets). The Company agreed to, following the prospective closing of the Anglo acquisition, sell the Dawson Assets to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries (BUMA).
On August 19, 2025, Peabody terminated the Purchase Agreements. The termination of the Purchase Agreements followed Peabody’s prior delivery of a notice of a Material Adverse Change (MAC) as a result of an ignition event at the Moranbah North mine on March 31, 2025, which had led to the closure of the mine. See Note 9. “Long-term Debt” and Note 14. “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further information.
On September 23, 2025, various subsidiaries of Anglo initiated International Chamber of Commerce arbitration proceedings in London, United Kingdom, against Peabody and certain of its affiliates. Anglo’s complaint alleges, among other things, that Peabody wrongfully terminated the Purchase Agreements and seeks, among other things, declarations that the ignition event at the Moranbah North mine did not constitute a MAC, as well as damages for losses in an unspecified amount, plus costs and interest. Peabody remains confident that a MAC occurred, and that it was entitled to terminate the Purchase Agreements.
Potential Recovery of Rare Earth Elements (REEs)
Peabody has been evaluating the potential recovery of REEs at its mines within the Powder River Basin. The Company is progressing its REE initiative and intends to advance the characterization of REEs and critical minerals in its feedstock; continue discussions with the U.S. administration regarding critical minerals policies and priorities; and engage in multiple workstreams as the Company moves through the evaluation process.

Results of Operations
Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024
Summary
The decrease in results from continuing operations, net of income taxes for the three and nine months ended September 30, 2025 compared to the same periods in the prior year ($179.1 million and $422.9 million, respectively) was driven by lower revenue primarily due to lower seaborne coal pricing ($75.9 million and $274.4 million, respectively), higher operating costs and expenses (three months, $51.1 million), current year costs related to the terminated Anglo acquisition ($54.0 million and $75.2 million, respectively) and the prior year insurance recovery at the Shoal Creek Mine (nine months, $109.5 million). This unfavorable variance was partially offset by lower year-over-year income tax provisions ($29.1 million and $86.4 million, respectively).
Adjusted EBITDA for the three and nine months ended September 30, 2025 reflected a year-over-year decrease of $125.3 million and $358.2 million, respectively.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended September 30,		Increase (Decrease) to Volumes		Nine Months Ended September 30,		(Decrease) Increase to Volumes
	2025	2024	Tons	%	2025	2024	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	4.1	4.1	—	—%	12.1	12.2	(0.1)	(1)%
Seaborne Metallurgical	2.1	1.7	0.4	24%	6.1	5.1	1.0	20%
Powder River Basin	22.6	22.1	0.5	2%	62.2	56.6	5.6	10%
Other U.S. Thermal	3.7	4.0	(0.3)	(8)%	9.7	10.9	(1.2)	(11)%
Total tons sold from reportable segments	32.5	31.9	0.6	2%	90.1	84.8	5.3	6%
Corporate and Other	—	—	—	n.m.	—	0.1	(0.1)	(100)%
Total tons sold	32.5	31.9	0.6	2%	90.1	84.9	5.2	6%

Supplemental Financial Data
The following table presents supplemental financial data by reportable segment:

	Three Months Ended September 30,		(Decrease) Increase		Nine Months Ended September 30,		(Decrease) Increase
	2025	2024	$	%	2025	2024	$	%
Revenue per Ton (1)
Seaborne Thermal	$59.25	$76.21	$(16.96)	(22)%	$57.93	$73.99	$(16.06)	(22)%
Seaborne Metallurgical	121.34	144.60	(23.26)	(16)%	120.08	154.31	(34.23)	(22)%
Powder River Basin	13.36	13.84	(0.48)	(3)%	13.72	13.82	(0.10)	(1)%
Other U.S. Thermal	51.77	53.52	(1.75)	(3)%	53.27	55.92	(2.65)	(5)%
Costs per Ton (1)(2)
Seaborne Thermal	$49.23	$47.01	$2.22	5%	$44.85	$47.96	$(3.11)	(6)%
Seaborne Metallurgical	108.31	128.04	(19.73)	(15)%	114.86	126.98	(12.12)	(10)%
Powder River Basin	11.07	11.50	(0.43)	(4)%	11.61	12.30	(0.69)	(6)%
Other U.S. Thermal	49.90	46.50	3.40	7%	47.76	45.81	1.95	4%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$10.02	$29.20	$(19.18)	(66)%	$13.08	$26.03	$(12.95)	(50)%
Seaborne Metallurgical	13.03	16.56	(3.53)	(21)%	5.22	27.33	(22.11)	(81)%
Powder River Basin	2.29	2.34	(0.05)	(2)%	2.11	1.52	0.59	39%
Other U.S. Thermal	1.87	7.02	(5.15)	(73)%	5.51	10.11	(4.60)	(45)%
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
Revenue
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		(Decrease) Increase to Revenue		Nine Months Ended September 30,		(Decrease) Increase to Revenue
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$242.7	$313.2	$(70.5)	(23)%	$702.9	$904.6	$(201.7)	(22)%
Seaborne Metallurgical	258.9	242.5	16.4	7%	731.2	783.8	(52.6)	(7)%
Powder River Basin	301.4	305.3	(3.9)	(1)%	852.7	781.3	71.4	9%
Other U.S. Thermal	192.0	216.7	(24.7)	(11)%	515.8	610.3	(94.5)	(15)%
Corporate and Other	17.1	10.3	6.8	66%	36.6	33.6	3.0	9%
Revenue	$1,012.1	$1,088.0	$(75.9)	(7)%	$2,839.2	$3,113.6	$(274.4)	(9)%
Seaborne Thermal. Segment revenue decreased during the three and nine months ended September 30, 2025 compared to the same periods in the prior year due to unfavorable realized prices ($72.8 million and $213.5 million, respectively), offset by favorable mix variances ($2.3 million and $11.8 million, respectively).
Seaborne Metallurgical. Segment revenue increased during the three months ended September 30, 2025 compared to the same period in the prior year due to favorable volume ($74.6 million) primarily from the Shoal Creek and Centurion Mines, offset by unfavorable realized prices ($58.2 million). Segment revenue decreased during the nine months ended September 30, 2025 compared to the same period in the prior year due to unfavorable realized prices ($221.7 million), offset by favorable volume ($169.1 million) from the Shoal Creek and Centurion Mines.

Powder River Basin. Segment revenue decreased during the three months ended September 30, 2025 compared to the same period in the prior year due to unfavorable realized prices ($10.3 million) which were driven by the impact of adjustments to cost pass-through contracts with certain customers resulting from the federal royalty rate reduction included in the One Big Beautiful Bill Act of 2025 (OBBBA). The decrease was offset by favorable volume ($6.4 million) driven by increased demand.
Segment revenue increased during the nine months ended September 30, 2025 compared to the same period in the prior year due to favorable volume ($80.2 million) resulting from increased demand, offset by unfavorable realized prices ($8.8 million) which were driven by the impact of the federal royalty rate reduction.
Other U.S. Thermal. Segment revenue decreased during the three and nine months ended September 30, 2025 compared to the same periods in the prior year due to unfavorable volume ($11.6 million and $48.6 million, respectively) resulting from decreased demand, a dragline outage at the Bear Run Mine and challenging geological issues at the Twentymile Mine; unfavorable realized prices ($10.4 million and $28.0 million, respectively); and decreased revenue from sales contract cancellation settlements ($2.7 million and $17.9 million, respectively).
Corporate and Other. The increase in segment revenue during the three and nine months ended September 30, 2025 compared to the same periods in the prior year was driven by higher results from trading activities.
Segment Costs
The following table presents costs by reportable segment:

	Three Months Ended September 30,		Increase (Decrease) to Total Segment Costs		Nine Months Ended September 30,		(Decrease) Increase to Total Segment Costs
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$201.7	$193.2	$8.5	4%	$544.2	$586.4	$(42.2)	(7)%
Seaborne Metallurgical	231.1	214.7	16.4	8%	699.4	644.9	54.5	8%
Powder River Basin	249.7	253.6	(3.9)	(2)%	721.7	695.4	26.3	4%
Other U.S. Thermal	185.1	188.3	(3.2)	(2)%	462.5	500.0	(37.5)	(8)%
Corporate and Other	19.8	(9.6)	29.4	306%	13.3	9.5	3.8	40%
Total Segment Costs (1)	$887.4	$840.2	$47.2	6%	$2,441.1	$2,436.2	$4.9	—%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Costs increased during the three months ended September 30, 2025 compared to the same period in the prior year due to higher recognized costs resulting from sales volume outpacing production volume ($41.3 million). This increase was offset by lower costs for labor, repairs and outside services ($22.5 million), lower sales related costs ($3.8 million) driven by lower realized prices and favorable commodity pricing ($2.4 million). Segment costs decreased during the nine months ended September 30, 2025 compared to the same period in the prior year due to lower costs for labor, repairs and outside services ($57.5 million) resulting from timing of maintenance and operational improvements, favorable commodity pricing ($9.8 million), lower sales related costs ($9.1 million) driven by both lower realized prices and volume and lower leasing expense ($6.4 million); offset by higher recognized costs resulting from sales volume outpacing production volume ($53.7 million).
Seaborne Metallurgical. Segment Costs increased during the three and nine months ended September 30, 2025 compared to the same periods in the prior year due to higher variable operational and sales related costs driven by increased volumes (0.4 million tons and 1.0 million tons, respectively).
Powder River Basin. Segment Costs decreased during the three months ended September 30, 2025 compared to the same period in the prior year primarily due to lower sales related costs ($16.3 million) which were largely driven by the federal royalty rate reduction on coal production included in the OBBBA, offset by higher costs for labor, repairs and outside services ($13.6 million) due in part to unplanned dragline outages, haul truck repairs and increased headcount.
Segment Costs increased during the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to higher costs for labor, repairs and outside services ($20.1 million) due in part to unplanned dragline outages, haul truck repairs and increased headcount.

Other U.S. Thermal. The decrease in Segment Costs during the three and nine months ended September 30, 2025 compared to the same periods in the prior year was driven by lower volume (0.3 million tons and 1.2 million tons, respectively) and lower costs for labor ($0.5 million and $9.4 million, respectively).
Corporate and Other. Segment Costs increased during the three months ended September 30, 2025 compared to the same period in the prior year primarily due to unfavorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral, and higher expense from trading activities.
Segment Costs increased during the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to lower credits for net periodic benefits, excluding service costs and higher expense from trading activities. These increases were offset by favorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s reportable segments:

	Three Months Ended September 30,		Decrease to Segment Adjusted EBITDA		Nine Months Ended September 30,		(Decrease) Increase to Segment Adjusted EBITDA
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$41.0	$120.0	$(79.0)	(66)%	$158.7	$318.2	$(159.5)	(50)%
Seaborne Metallurgical	27.8	27.8	—	—%	31.8	219.7	(187.9)	(86)%
Powder River Basin	51.7	51.7	—	—%	131.0	85.9	45.1	53%
Other U.S. Thermal	6.9	28.4	(21.5)	(76)%	53.3	110.3	(57.0)	(52)%
Corporate and Other	(27.9)	(3.1)	(24.8)	(800)%	(38.0)	(39.1)	1.1	3%
Adjusted EBITDA (1)	$99.5	$224.8	$(125.3)	(56)%	$336.8	$695.0	$(358.2)	(52)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the three months ended September 30, 2025 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($69.2 million) and unfavorable operational costs ($18.5 million).
Segment Adjusted EBITDA decreased during the nine months ended September 30, 2025 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($205.5 million), offset by favorable operational costs ($16.1 million) and mix variances ($11.6 million).
Seaborne Metallurgical. Segment Adjusted EBITDA was flat for the three months ended September 30, 2025 compared to the same period in the prior year as favorable operational costs ($20.9 million), driven by the prior year impacts of wet weather in Australia and a longwall move at the Shoal Creek Mine, were offset by lower realized prices net of sales price sensitive costs ($23.8 million).
Segment Adjusted EBITDA decreased during the nine months ended September 30, 2025 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($169.8 million) and the prior year Shoal Creek insurance recovery ($80.8 million), offset by favorable operational costs ($45.3 million).
Powder River Basin. Segment Adjusted EBITDA was flat for the three months ended September 30, 2025 compared to the same period in the prior year as the decrease in Segment Costs was offset by the decrease in revenue, as described in the sections above.
Segment Adjusted EBITDA increased during the nine months ended September 30, 2025 compared to the same period in the prior year due to favorable volume ($42.5 million), decreased overburden removal costs ($12.9 million) and higher realized prices net of sales sensitive costs ($10.6 million) which were largely driven by the net impact of the federal royalty rate reduction. The increases were offset by higher costs for materials, services, repairs and labor ($20.1 million).

Other U.S. Thermal. Segment Adjusted EBITDA decreased during the three months ended September 30, 2025 compared to the same period in the prior year primarily driven by higher costs for materials, services and repairs ($8.4 million) due in part to the dragline outage at the Bear Run Mine and the longwall move at the Twentymile Mine in the current period and lower realized prices net of sales price sensitive costs ($8.3 million).
Segment Adjusted EBITDA decreased during the nine months ended September 30, 2025 compared to the same period in the prior year due to lower realized prices net of sales price sensitive costs ($23.2 million), higher costs for materials, services and repairs ($21.3 million) due in part to the dragline outage at the Bear Run Mine and challenging geological issues at the Twentymile Mine and decreased sales contract cancellation settlements ($17.9 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended September 30,		(Decrease) Increase to Adjusted EBITDA		Nine Months Ended September 30,		(Decrease) Increase to Adjusted EBITDA
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(1.7)	$1.8	$(3.5)	(194)%	$(9.9)	$2.9	$(12.8)	(441)%
Resource management activities (2)	5.3	2.2	3.1	141%	28.1	16.5	11.6	70%
Selling and administrative expenses	(27.4)	(20.6)	(6.8)	(33)%	(74.5)	(64.7)	(9.8)	(15)%
Other items, net (3)	(4.1)	13.5	(17.6)	(130)%	18.3	6.2	12.1	195%
Corporate and Other Adjusted EBITDA	$(27.9)	$(3.1)	$(24.8)	(800)%	$(38.0)	$(39.1)	$1.1	3%
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
Corporate and Other Adjusted EBITDA decreased during the three months ended September 30, 2025 compared to the same period in the prior year due to unfavorable variances in Middlemount’s results driven by lower sales pricing; higher selling and administrative expenses; and unfavorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral ($12.7 million).
Corporate and Other Adjusted EBITDA increased slightly during the nine months ended September 30, 2025 compared to the same period in the prior year. Unfavorable variances in Middlemount’s results driven by lower sales pricing and higher selling and administrative expenses were offset by higher gains on equipment and land sales ($15.6 million); favorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral ($15.8 million); and favorable results from the Company’s equity method investment in renewable energy joint ventures ($11.1 million).

(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$99.5	$224.8	$(125.3)	(56)%	$336.8	$695.0	$(358.2)	(52)%
Depreciation, depletion and amortization	(100.0)	(84.7)	(15.3)	(18)%	(285.5)	(247.4)	(38.1)	(15)%
Asset retirement obligation expenses	(13.9)	(12.9)	(1.0)	(8)%	(41.3)	(38.7)	(2.6)	(7)%
Restructuring charges	(4.0)	(1.9)	(2.1)	(111)%	(9.2)	(2.1)	(7.1)	(338)%
Costs related to terminated acquisition	(54.0)	—	(54.0)	n.m.	(75.2)	—	(75.2)	n.m.
Provision for NARM loss	—	—	—	n.m.	—	(3.7)	3.7	100%
Shoal Creek insurance recovery - property damage	—	—	—	n.m.	—	28.7	(28.7)	(100)%
Changes in amortization of basis difference related to equity affiliates	0.5	0.4	0.1	25%	1.9	1.1	0.8	73%
Interest expense, net of capitalized interest	(10.0)	(9.7)	(0.3)	(3)%	(32.6)	(35.1)	2.5	7%
Interest income	13.9	17.7	(3.8)	(21)%	43.1	53.7	(10.6)	(20)%
Unrealized (losses) gains on foreign currency option contracts	(2.3)	3.7	(6.0)	(162)%	6.1	0.4	5.7	1,425%
Take-or-pay contract-based intangible recognition	0.3	0.8	(0.5)	(63)%	0.8	2.3	(1.5)	(65)%
Income tax benefit (provision)	3.4	(25.7)	29.1	113%	1.2	(85.2)	86.4	101%
(Loss) income from continuing operations, net of income taxes	$(66.6)	$112.5	$(179.1)	(159)%	$(53.9)	$369.0	$(422.9)	(115)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reportable segment:

	Three Months Ended September 30,		Increase (Decrease) to Income		Nine Months Ended September 30,		Decrease to Income
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(31.3)	$(33.4)	$2.1	6%	$(95.7)	$(89.7)	$(6.0)	(7)%
Seaborne Metallurgical	(31.0)	(19.5)	(11.5)	(59)%	(90.2)	(64.2)	(26.0)	(40)%
Powder River Basin	(15.2)	(14.6)	(0.6)	(4)%	(42.6)	(39.9)	(2.7)	(7)%
Other U.S. Thermal	(16.5)	(16.3)	(0.2)	(1)%	(48.0)	(46.9)	(1.1)	(2)%
Corporate and Other	(6.0)	(0.9)	(5.1)	(567)%	(9.0)	(6.7)	(2.3)	(34)%
Total depreciation, depletion and amortization	$(100.0)	$(84.7)	$(15.3)	(18)%	$(285.5)	$(247.4)	$(38.1)	(15)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Seaborne Thermal	$2.05	$2.18	$2.01	$2.12
Seaborne Metallurgical	3.75	1.68	3.26	2.30
Powder River Basin	0.34	0.33	0.32	0.35
Other U.S. Thermal	1.64	1.55	1.75	1.59
Depreciation, depletion and amortization expense increased during the three and nine months ended September 30, 2025 compared to the same periods in the prior year primarily due to increased depreciation resulting from asset additions and increased depletion expense primarily due to increased volume from the Shoal Creek and Centurion Mines. The changes in the weighted-average depletion rate per ton for both the Seaborne Metallurgical and the Other U.S. Thermal segments during the three and nine months ended September 30, 2025 compared to the same periods in the prior year reflect the impact of volume and mix variances across the segments.
Restructuring Charges. The increase in restructuring charges during the current year is due to the closure of the Wambo Underground Mine which occurred during the three months ended September 30, 2025.
Costs Related to Terminated Acquisition. The charges recorded during the current year relate to the terminated acquisition of multiple metallurgical coal mines from Anglo. In addition to typical costs, such as legal and professional fees, the charges include commitment and duration fees on the bridge loan facility of $36.3 million and $46.7 million for the three and nine months ended September 30, 2025, respectively. Refer to Note 14. “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements for further information regarding the acquisition.
Shoal Creek Insurance Recovery - Property Damage. During June 2024, the Company reached a settlement related to the Shoal Creek losses and recorded a $109.5 million insurance recovery, as discussed in Note 11. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Of this amount, Adjusted EBITDA excluded an allocated amount applicable to losses recognized at the time of the insurance recovery related to longwall development and equipment deemed inoperable within the affected area of the mine, which consisted of $28.7 million recognized during the year ended December 31, 2023. The remaining $80.8 million, applicable to incremental costs and business interruption recoveries, was included in Adjusted EBITDA for the nine months ended September 30, 2024.
Interest Income. The decrease in income during the three and nine months ended September 30, 2025 compared to the same periods in the prior year was driven by lower average cash balances during the current period.
Unrealized (Losses) Gains on Foreign Currency Option Contracts. Unrealized (losses) gains primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The decrease in the income tax benefit (provision) during the three and nine months ended September 30, 2025 compared to the same periods in the prior year was primarily due to lower expected pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(66.6)	$112.5	$(179.1)	(159)%	$(53.9)	$369.0	$(422.9)	(115)%
Loss from discontinued operations, net of income taxes	(0.3)	(1.0)	0.7	70%	(1.0)	(3.3)	2.3	70%
Net (loss) income	(66.9)	111.5	(178.4)	(160)%	(54.9)	365.7	(420.6)	(115)%
Less: Net income attributable to noncontrolling interests	3.2	10.2	(7.0)	(69)%	8.4	25.4	(17.0)	(67)%
Net (loss) income attributable to common stockholders	$(70.1)	$101.3	$(171.4)	(169)%	$(63.3)	$340.3	$(403.6)	(119)%
Net Income Attributable to Noncontrolling Interests. The decrease in net income attributable to noncontrolling interests during the three and nine months ended September 30, 2025 compared to the same periods in the prior year was primarily due to a decline in the financial results of Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended September 30,		Decrease to EPS		Nine Months Ended September 30,		(Decrease) Increase to EPS
	2025	2024	$	%	2025	2024	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.57)	$0.74	$(1.31)	(177)%	$(0.51)	$2.47	$(2.98)	(121)%
Loss from discontinued operations	(0.01)	—	(0.01)	n.m.	(0.01)	(0.03)	0.02	67%
Net (loss) income attributable to common stockholders	$(0.58)	$0.74	$(1.32)	(178)%	$(0.52)	$2.44	$(2.96)	(121)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 121.7 million and 141.6 million for the three months ended September 30, 2025 and 2024, respectively, and 121.7 million and 143.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the reportable segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(66.6)	$112.5	$(53.9)	$369.0
Depreciation, depletion and amortization	100.0	84.7	285.5	247.4
Asset retirement obligation expenses	13.9	12.9	41.3	38.7
Restructuring charges	4.0	1.9	9.2	2.1
Costs related to terminated acquisition	54.0	—	75.2	—
Provision for NARM loss	—	—	—	3.7
Shoal Creek insurance recovery - property damage	—	—	—	(28.7)
Changes in amortization of basis difference related to equity affiliates	(0.5)	(0.4)	(1.9)	(1.1)
Interest expense, net of capitalized interest	10.0	9.7	32.6	35.1
Interest income	(13.9)	(17.7)	(43.1)	(53.7)
Unrealized losses (gains) on foreign currency option contracts	2.3	(3.7)	(6.1)	(0.4)
Take-or-pay contract-based intangible recognition	(0.3)	(0.8)	(0.8)	(2.3)
Income tax (benefit) provision	(3.4)	25.7	(1.2)	85.2
Total Adjusted EBITDA	$99.5	$224.8	$336.8	$695.0
Total Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its reportable segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating costs and expenses	$896.9	$845.8	$2,456.5	$2,463.9
Unrealized (losses) gains on foreign currency option contracts	(2.3)	3.7	6.1	0.4
Take-or-pay contract-based intangible recognition	0.3	0.8	0.8	2.3
Net periodic benefit credit, excluding service cost	(7.5)	(10.1)	(22.3)	(30.4)
Total Segment Costs	$887.4	$840.2	$2,441.1	$2,436.2
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment (excluding insurance recoveries), respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.

The following tables present tons sold, revenue, Total Segment Costs and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.1	2.1	22.6	3.7

Revenue	$242.7	$258.9	$301.4	$192.0
Total Segment Costs	201.7	231.1	249.7	185.1
Adjusted EBITDA	$41.0	$27.8	$51.7	$6.9

Revenue per Ton	$59.25	$121.34	$13.36	$51.77
Costs per Ton	49.23	108.31	11.07	49.90
Adjusted EBITDA Margin per Ton	$10.02	$13.03	$2.29	$1.87

	Three Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.1	1.7	22.1	4.0

Revenue	$313.2	$242.5	$305.3	$216.7
Total Segment Costs	193.2	214.7	253.6	188.3
Adjusted EBITDA	$120.0	$27.8	$51.7	$28.4

Revenue per Ton	$76.21	$144.60	$13.84	$53.52
Costs per Ton	47.01	128.04	11.50	46.50
Adjusted EBITDA Margin per Ton	$29.20	$16.56	$2.34	$7.02

	Nine Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	12.1	6.1	62.2	9.7

Revenue	$702.9	$731.2	$852.7	$515.8
Total Segment Costs	544.2	699.4	721.7	462.5
Adjusted EBITDA	$158.7	$31.8	$131.0	$53.3

Revenue per Ton	$57.93	$120.08	$13.72	$53.27
Costs per Ton	44.85	114.86	11.61	47.76
Adjusted EBITDA Margin per Ton	$13.08	$5.22	$2.11	$5.51

	Nine Months Ended September 30, 2024
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	12.2	5.1	56.6	10.9

Revenue	$904.6	$783.8	$781.3	$610.3
Total Segment Costs	586.4	644.9	695.4	500.0
Adjusted EBITDA, excluding Shoal Creek insurance recovery	$318.2	$138.9	$85.9	$110.3
Shoal Creek insurance recovery - business interruption	—	80.8	—	—
Adjusted EBITDA	$318.2	$219.7	$85.9	$110.3

Revenue per Ton	$73.99	$154.31	$13.82	$55.92
Costs per Ton	47.96	126.98	12.30	45.81
Adjusted EBITDA Margin per Ton	$26.03	$27.33	$1.52	$10.11
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
During February 2025, the Trump Administration issued letters to impacted companies that the 60-day deadline to provide information was no longer applicable and that no additional information was required at this time. They also announced that OWCP would provide additional guidance in due course.
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

On June 17, 2025, in accordance with the agency’s earlier announcement, the EPA proposed to repeal all GHG emissions standards for new and existing fossil fuel-fired power plants and, in the alternative, to repeal emission guidelines for existing fossil fuel-fired power plants and requirements for modified coal-fired steam generating to use carbon capture and sequestration technology. In addition, on June 17, 2025, the EPA proposed to repeal parts of a final 2024 MATS rule regarding filterable PM standards and requirements and a revised mercury standard for existing lignite-fired EGUs. Both actions are currently pending.
On August 1, 2025, the EPA published a proposed rule to reconsider a 2009 endangerment finding regarding the regulation of GHGs under the Clean Air Act (CAA). In the 2009 action, the EPA found that current and projected atmospheric concentrations of six GHGs were reasonably anticipated to endanger public health and welfare and that GHG emissions from new motor vehicles contributed to air pollution that threatened public health and welfare. These determinations formed the basis for subsequent regulation of GHGs from new motor vehicles under section 202 of the CAA. The EPA is proposing to rescind the 2009 endangerment finding and to fully repeal vehicle rules based on GHG emissions.
On September 29, 2025, the EPA released a pre-publication version of a direct final rule to extend the date for existing steam electric power plants to decide whether to submit a notice of planned participation for the permanent cessation of coal combustion subcategory in the 2024 Supplemental Steam Electric Reconsideration Rule. On that same day, the EPA released a pre-publication version of a related proposed rule to extend seven deadlines in the 2024 rule.
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
States are required to revise plans every 10 years, but these statutory deadlines have not been met. On March 29, 2024, the EPA published a proposed consent decree under which deadlines (for the second 10-year regional haze implementation period) would be established for the EPA to take final action to approve, disapprove or conditionally approve, in whole or in part, state regional haze implementation plans for 34 states (at various dates from June 28, 2024 to December 31, 2026). The EPA subsequently filed a motion to approve the consent judgment in the U.S. District Court for the District of Columbia which was granted. On December 31, 2024, the EPA proposed to revise the due date for plans (for the third regional haze implementation period) from July 31, 2028 to July 31, 2031. As noted above, the EPA has also announced plans to “restructure” the regional haze program and, on September 29, 2025, issued an Advance Notice of Proposed Rulemaking to “streamlining regulatory requirements impacting states’ visibility improvement obligations under the Clean Air Act.”
Complaints Filed Against “Climate Superfund Laws” and Announced State Actions. On April 30 and May 1, 2025, respectively, the U.S. Department of Justice filed complaints for declaratory and injunctive relief against the states of Michigan and Hawaii regarding alleged liability of fossil fuel companies for past GHG emissions and against New York and Vermont for “climate superfund” laws. These complaints allege that existing litigation and state laws interfere with federal law, including the CAA, and with interstate and foreign commerce. The Company will monitor this litigation and its potential impact on the U.S. coal mining industry, its mining operations and customers.

National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. Peabody must provide information to agencies when it proposes actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. Since July 2020, the White House Council on Environmental Quality (CEQ) has revised its longstanding NEPA regulations on several occasions. On January 20, 2025, President Trump issued Executive Order 14154, which directed the CEQ to propose rescinding its NEPA regulations and to provide guidance to federal agencies on implementing NEPA and to coordinate the revision of the agencies’ own implementing regulations. On February 25, 2025, the CEQ published an Interim Final Rule removing all CEQ NEPA regulations from the Code of Federal Regulations. The CEQ has clarified that individual agencies are free to continue following or to amend their own NEPA implementation procedures, which largely conformed to the CEQ’s regulations. On May 28, 2025, the CEQ withdrew its January 9, 2023 interim guidance on consideration of GHG emissions and climate change when conducting environmental reviews pursuant to NEPA. On September 29, 2025, the CEQ issued guidance requiring all heads of federal departments and agencies to revise (or to establish) NEPA implementation procedures consistent with Executive Order 14154, the 2023 and 2025 statutory amendments to NEPA and the U.S. Supreme Court’s May 29, 2025 decision in Seven County Infrastructure Coalition v. Eagle County, Colorado. The CEQ emphasized the need for agencies to streamline procedures and ensure that the NEPA process does not go on for too long in time or in volume.
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
One Big Beautiful Bill Act of 2025. The OBBBA was signed into law on July 4, 2025. Several provisions of the legislation could materially affect the Company’s operations, financial condition or cash flows, including a reduction to the federal royalty rate on coal production and the addition of metallurgical coal which is suitable for use in the production of steel to the list of critical minerals eligible for the Section 45X tax credit through 2029 at a rate of 2.5% of production costs. Peabody realized benefits of approximately $9 million during the third quarter of 2025 related to the federal royalty reduction provisions of the legislation and estimates similar benefits for the fourth quarter of 2025. The Company will continue to evaluate the applicability and effect of the OBBBA as more guidance is issued.
Regulatory Matters - Australia
Industrial Relations Laws. A national industrial relations system, the Fair Work Act and National Employment Standards, applies to all private sector employers and employees where the employer is a corporation. The matters regulated under the national system include general employment conditions, unfair dismissal, enterprise bargaining, bullying claims, industrial action and resolution of workplace disputes. Most of the hourly workers employed in the Company’s mines are also covered by the Black Coal Mining Industry Award and company specific enterprise agreements approved under the national system. Under the current Commonwealth Labor Party administration, there continues to be an increased legislative focus on enhanced employee entitlements including Flexible Work Arrangements and Right to Disconnect laws.

On December 7, 2023, the Fair Work Legislation Amendment (Closing Loopholes) Bill 2023 was passed by the Australian Federal Parliament. The legislation allows unions, employees and/or hosts to make application to the Fair Work Commission (the Commission) for a ‘regulated labour hire arrangement order’ that, if successful, requires labor hire employers to provide similar wages and conditions to regulated workers as those provided to employees of the host. The Commission must make the order requested if it is satisfied that (1) the employer supplies (or will supply) employee(s) to a regulated host to perform work for the host; (2) the regulated host has 15 employees or more; and (3) the regulated host has an enterprise agreement that would apply to the regulated employees if they were directly employed by the host, unless the Commission is satisfied that it is not fair and reasonable to do so. These orders do not apply to contractor arrangements, only labor hire. Various union applications for regulated labor hire arrangement orders to apply at Australian coal mining operations have been successfully made, and are currently being considered by the Commission. Orders have been made in relation to labor hire employers who provide labor to Peabody Energy Australia PCI Mine Management Pty Ltd (now a regulated host) at its Coppabella Mine and to Helensburgh Coal Pty Ltd (now a regulated host) at the Metropolitan Mine.
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
Both New South Wales (NSW) and Queensland have additional state specific legislation in place that enables Aboriginal people to claim freehold title to available land currently owned by the state government. If and when title to any claimable land is transferred to the relevant Aboriginal people, then ongoing consultation and compensation arrangements will need to be in place with the new landowner. There is claimable land within proximity to all Company operations in NSW and Queensland and accordingly, as and when any claims are processed by the respective state government, the Company will need to progress consultation and compensation arrangements to ensure that its access rights are maintained. The Company continues to monitor the progress of any claims that have the potential to impact its operations.
Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (ATSIHP). The purpose of the ATSIHP Act is to ensure the preservation and protection from harm or desecration of areas and objects in Australia and in Australian waters, that are of particular significance to Aboriginal people. Under the ATSIHP Act, the Commonwealth Minister for Indigenous Australians can make declarations in relation to areas or objects for the purposes of protecting Aboriginal and Torres Strait Islander heritage. Declarations are made in response to applications made by an Aboriginal person or group showing that the area or object is significant with respect to Aboriginal culture and is under threat of injury or desecration. Such a declaration may prevent any development being carried out on the relevant area of land. In 2024, the Commonwealth Minister made a declaration under the ATSIHP Act over an area that had been approved under state and federal environmental and planning laws for a gold mining project in NSW. The project proponent has indicated that the decision renders the mine project unviable and has initiated Federal Court proceedings seeking a judicial review of the decision-making process. Hearings into the matter are expected to occur in December 2025. The Company will monitor any legal precedents set in this case that have the potential to impact its operations.
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
Liquidity
As of September 30, 2025, the Company’s cash and cash equivalents balances totaled $603.3 million, including approximately $377 million held by U.S. subsidiaries, approximately $215 million held by Australian subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the nine months ended September 30, 2025, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.

The Company’s available liquidity decreased from $1,072.5 million as of December 31, 2024 to $951.2 million as of September 30, 2025. Available liquidity was comprised of the following:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$603.3	$700.4
Revolving credit facility availability	270.7	233.7
Accounts receivable securitization program availability	77.2	138.4
Total liquidity	$951.2	$1,072.5
Capital Returns to Shareholders
The Company paid dividends of $27.5 million during the nine months ended September 30, 2025.
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds and the amount of collateral posted in favor of surety providers, which was $493.9 million at September 30, 2025. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at September 30, 2025.
At September 30, 2025, the Company’s maximum aggregate collateral amount was $519.2 million, which was comprised of $392.8 million in trust accounts and letters of credit of $126.4 million held for the benefit of certain surety providers.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. The initial agreement required the Company to provide cash collateral at a level of 103% of the aggregate amount of letters of credit outstanding under the arrangement (limited to $5.0 million total excess collateralization). Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. At September 30, 2025, letters of credit of $115.6 million were outstanding under the agreement, which were collateralized by cash of $119.1 million. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) change the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. The Company receives a variable deposit rate on the amount of cash collateral posted in support of the bank guarantee facilities, which mature at various dates between 2026 and 2029. At September 30, 2025, the bank guarantee facilities were backed by cash of $205.9 million.
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

The revolving commitments and any related loans, if applicable (any such loans, the Revolving Loans), established by the 2024 Credit Agreement terminate or mature, as applicable, on January 18, 2028, subject to certain conditions relating to the Company’s outstanding 2028 Convertible Notes. The Revolving Loans bear interest at a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the 2024 Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option. Letters of credit issued under the 2024 Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the 2024 Credit Agreement bears a commitment fee of 0.50% per annum. On November 25, 2024, the Company amended the 2024 Credit Agreement to, among other things, permit (i) Peabody’s then-planned acquisition of multiple coal mines from Anglo, (ii) the related bridge loan facility and (iii) the incurrence of additional indebtedness to finance the acquisition, subject to compliance with certain pro forma financial covenants. As further discussed in Note 14. “Commitments and Contingencies,” Peabody terminated the acquisition with Anglo on August 19, 2025.
As of September 30, 2025, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.3 million outstanding as of September 30, 2025. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 13. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.7 million at September 30, 2025.
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
Capital Expenditures
The Company expects 2025 capital expenditures of approximately $420 million.
Indebtedness
The Company’s total indebtedness as of September 30, 2025 and December 31, 2024 is presented in the table below.

Debt Instrument (defined below, as applicable)	September 30, 2025	December 31, 2024
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
BUMA Loan Note	—	9.3
Finance lease obligations	22.1	25.1
Less: Debt issuance costs	(4.8)	(6.3)
	337.3	348.1
Less: Current portion of long-term debt	15.5	15.8
Long-term debt	$321.8	$332.3
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at September 30, 2025, of approximately $8 million in 2025, $20 million in 2026, $15 million in 2027, $327 million in 2028, and less than $1 million in 2029 and thereafter.
Cash paid for interest, net of capitalized interest related to the Company’s indebtedness and financial assurance instruments amounted to $35.0 million and $32.6 million during the nine months ended September 30, 2025 and 2024, respectively.
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
During the third quarter of 2025, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the fourth quarter of 2025.
Bridge Loan Facility
Concurrently with its entry into definitive agreements to acquire the Anglo assets, the Company entered into a bridge loan facility commitment letter (the Bridge Commitment Letter, and the senior secured 364-day bridge facility provided for therein, the Bridge Facility), pursuant to which the lenders agreed to provide the Bridge Facility to the Company in order to finance the then-planned acquisition in part. The Bridge Facility was terminated on August 19, 2025. During the three and nine months ended September 30, 2025, the Company paid commitment and duration fees on the Bridge Facility of $36.3 million and $46.7 million, respectively, which are included in “Costs related to terminated acquisition” in the unaudited condensed consolidated statements of operations.
Accounts Receivable Securitization Program
As described in Note 13. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At September 30, 2025, the Company had no outstanding borrowings and $62.5 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at September 30, 2025.
The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2025.
Cash Flows
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2025 and 2024, as reported in the accompanying unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$265.1	$486.7
Net cash used in investing activities	(252.8)	(389.6)
Net cash used in financing activities	(73.8)	(268.8)
Net change in cash, cash equivalents and restricted cash	(61.5)	(171.7)
Cash, cash equivalents and restricted cash at beginning of period	1,382.6	1,650.2
Cash, cash equivalents and restricted cash at end of period	$1,321.1	$1,478.5

Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2025 compared to the same period in the prior year was primarily driven by a year-over-year decrease in cash from collateral arrangements resulting from prior year collateral releases ($148.9 million), costs related to the terminated Anglo acquisition ($75.2 million) and lower cash from mining operations. These decreases were partially offset by a year-over-year increase in operating cash flow from working capital ($288.4 million), primarily attributable to changes in accounts payable and accrued expenses ($198.0 million) driven by prior year income tax payments and Shoal Creek inventory primarily due to the prior year lock outage ($87.1 million).
Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2025 compared to the same period in the prior year was driven by a decrease due to the prior period Wards Well acquisition ($143.8 million), receipt of Anglo acquisition deposit ($29.0 million), and higher net distribution from joint ventures ($19.1 million). These variances were partially offset by changes in accrued expenses related to capital accruals ($28.1 million), higher capital expenditures ($15.1 million), and the prior year cash receipt for Shoal Creek insurance recovery ($10.9 million).
Financing Activities. The decrease in net cash used by financing activities for the nine months ended September 30, 2025 compared to the same period in the prior year was primarily driven by decreases in common stock repurchases ($183.1 million).
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2025
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$924.8	$88.3	$1,013.1
Letters of credit (2)	55.2	56.6	111.8
	980.0	144.9	1,124.9
Less: Letters of credit in support of surety bonds (3)	(55.2)	(0.1)	(55.3)
Obligations supported, net	$924.8	$144.8	$1,069.6
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
Not presented in the above table is $851.0 million of restricted cash and other balances serving as collateral which are included in the accompanying condensed consolidated balance sheets at September 30, 2025, as described in Note 13. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance increased $41.2 million during the nine months ended September 30, 2025 due to an increase in bonding requirements and the impact of foreign currency rate changes.
At September 30, 2025, the Company had total asset retirement obligations of $730.3 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.

At September 30, 2025, the Company’s reclamation bonding requirements were supported by approximately $743 million of restricted cash and other balances serving as collateral, which exceeds the financial liability for final mine reclamation as calculated in accordance with U.S. GAAP.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The Company is also required under U.S. GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
At September 30, 2025, the Company identified certain assets with an aggregate carrying value of approximately $68 million in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s critical accounting policies remain unchanged at September 30, 2025, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of September 30, 2025, the Company had approximately 99 million tons of U.S. thermal coal priced and committed for 2025. This includes approximately 86 million tons of PRB coal and 13 million tons of other U.S. thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2025 thermal coal sales volumes from its Seaborne Thermal segment of 15.1 million to 15.4 million tons comprised of thermal export volume of 9.7 million to 10.0 million tons and domestic volume of 5.4 million tons. Peabody is estimating full year 2025 metallurgical coal sales from its Seaborne Metallurgical segment of 8.3 million to 8.5 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of September 30, 2025, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.

Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2025, the Company held average rate options with an aggregate notional amount of $524.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2026. As of September 30, 2025, the Company also held purchased collars with an aggregate notional amount of $541.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending June 30, 2026. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $200 million to $210 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2025, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $135 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $184 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
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
As of September 30, 2025, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at September 30, 2025, a one percentage point decrease in interest rates would result in a decrease of approximately $13 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including its principal executive and financial officers, on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025, and concluded that such controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Arbitration proceedings related to the termination of agreements to acquire properties from Anglo American plc could adversely affect the Company’s business, results of operations, and its financial condition.
As previously disclosed, on August 19, 2025, Peabody terminated the Purchase Agreements for the planned acquisition of Anglo’s metallurgical coal portfolio in Australia. The termination of the Purchase Agreements followed Peabody’s prior delivery of a notice of a MAC as a result of an ignition event at the Moranbah North mine on March 31, 2025, which had led to the closure of the mine. Following Peabody’s termination of the Purchase Agreements, Anglo returned $29.0 million of the $75.0 million deposit previously paid by Peabody, and Peabody has demanded the outstanding portion of the deposit also be returned.
On September 23, 2025, various subsidiaries of Anglo initiated International Chamber of Commerce arbitration proceedings in London, United Kingdom, against Peabody and certain of its affiliates. Anglo’s complaint alleges, among other things, that Peabody wrongfully terminated the Purchase Agreements and seeks, among other things, declarations that the ignition event at the Moranbah North mine did not constitute a MAC, as well as damages for losses in an unspecified amount, plus costs and interest.
The outcome of these proceedings is inherently uncertain and may materially and adversely affect the Company’s business, results of operations, or its financial condition. While the Company remains confident that a MAC occurred, entitling the Company to terminate the Purchase Agreements, arbitration outcomes are unpredictable and may include monetary damages or other remedies unfavorable to us. Additionally, the costs associated with the arbitration process, including legal fees and potential settlement or award payments, could be significant. There can be no assurance as to the timing or final resolution of the arbitration proceedings.
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
•arbitration proceedings related to the termination of agreements to acquire properties from Anglo American plc could adversely affect the Company’s business, results of operations, and its financial condition;
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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, the Company’s capital structure and alternative opportunities that the Company may have for the use or investment of capital. Through September 30, 2025, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million, which included commissions paid of $0.4 million, leaving $469.6 million available for share repurchase.
Dividends
During the three and nine months ended September 30, 2025, the Company declared dividends per share of $0.075 and $0.225, respectively. On October 30, 2025, the Company declared an additional dividend per share of $0.075 to be paid on December 3, 2025 to shareholders of record as of November 13, 2025.
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2025	449	$13.18	—	$469.6
August 1 through August 31, 2025	164	17.40	—	469.6
September 1 through September 30, 2025	—	—	—	469.6
Total	613	14.31	—
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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408 of Regulation S-K of the Exchange Act.
Item 6. Exhibits.
See Exhibit Index on following pages.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.2	Third Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 17, 2025).

10.1
Contract of Employment, dated August 7, 2025, between Peabody Energy Australia Coal Pty Ltd and Malcolm J. Roberts (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 11, 2025).

10.2†	First Amendment to Agreement for Irrevocable Standby Letters of Credit, dated as of November 3, 2025, between Peabody and Goldman Sachs Bank USA.

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

PEABODY ENERGY CORPORATION
Date:	November 7, 2025	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)