Form 10-Q
period 2026-03-31
PEABODY ENERGY CORP
filed 2026-05-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 121.8 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at May 1, 2026.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions, except per share data)
Revenue	$973.3	$937.0
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	864.7	770.2
Depreciation, depletion and amortization	109.5	92.1
Asset retirement obligation expenses	13.6	13.6
Selling and administrative expenses	31.6	23.6
Restructuring charges	1.1	1.7
Costs related to terminated acquisition	3.0	2.4
Net gain on disposals	(11.7)	(5.2)
Loss from equity affiliates	5.7	6.7
Operating (loss) profit	(44.2)	31.9
Interest expense, net of capitalized interest	10.7	11.5
Interest income	(13.1)	(15.4)
Net periodic benefit credit, excluding service cost	(0.4)	(7.4)
(Loss) income from continuing operations before income taxes	(41.4)	43.2
Income tax (benefit) provision	(16.0)	4.9
(Loss) income from continuing operations, net of income taxes	(25.4)	38.3
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)
Net (loss) income	(25.6)	38.0
Less: Net income attributable to noncontrolling interests	6.8	3.6
Net (loss) income attributable to common stockholders	$(32.4)	$34.4

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.26)	$0.29
Diluted (loss) income per share	$(0.26)	$0.27
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.27)	$0.28
Diluted (loss) income per share	$(0.27)	$0.27
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net (loss) income	$(25.6)	$38.0
Postretirement plans (net of $0.0 tax provisions in each period)	(2.8)	(10.2)
Foreign currency translation adjustment	1.1	0.4
Other comprehensive loss, net of income taxes	(1.7)	(9.8)
Comprehensive (loss) income	(27.3)	28.2
Less: Net income attributable to noncontrolling interests	6.8	3.6
Comprehensive (loss) income attributable to common stockholders	$(34.1)	$24.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2026	December 31, 2025
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$492.5	$575.3
Accounts receivable, net of allowance for credit losses of $0.0 at March 31, 2026 and December 31, 2025	309.5	314.9
Inventories, net	405.5	383.2
Other current assets	303.8	285.4
Total current assets	1,511.3	1,558.8
Property, plant, equipment and mine development, net	3,129.9	3,153.3
Operating lease right-of-use assets	128.9	121.2
Restricted cash and collateral	811.3	844.1
Investments and other assets	126.3	127.6
Deferred income taxes	2.3	2.2
Total assets	$5,710.0	$5,807.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14.3	$15.2
Accounts payable and accrued expenses	795.6	827.0
Total current liabilities	809.9	842.2
Long-term debt, less current portion	320.9	321.2
Deferred income taxes	3.5	26.3
Asset retirement obligations, less current portion	694.4	692.8
Accrued postretirement benefit costs	108.8	109.2
Operating lease liabilities, less current portion	94.4	87.5
Other noncurrent liabilities	138.0	145.8
Total liabilities	2,169.9	2,225.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2026 or December 31, 2025	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2026 or December 31, 2025	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.6 shares issued and 121.8 shares outstanding as of March 31, 2026 and 189.3 shares issued and 121.6 shares outstanding as of December 31, 2025	1.9	1.9
Additional paid-in capital	4,010.3	4,004.8
Treasury stock, at cost — 67.8 and 67.7 common shares as of March 31, 2026 and December 31, 2025	(1,930.6)	(1,927.3)
Retained earnings	1,314.2	1,355.9
Accumulated other comprehensive income	99.4	101.1
Peabody Energy Corporation stockholders’ equity	3,495.2	3,536.4
Noncontrolling interests	44.9	45.8
Total stockholders’ equity	3,540.1	3,582.2
Total liabilities and stockholders’ equity	$5,710.0	$5,807.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(25.6)	$38.0
Loss from discontinued operations, net of income taxes	0.2	0.3
(Loss) income from continuing operations, net of income taxes	(25.4)	38.3
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	109.5	92.1
Noncash interest expense, net	1.4	1.6
Deferred income taxes	(22.8)	(3.9)
Noncash share-based compensation	5.4	2.7
Net gain on disposals	(11.7)	(5.2)
Loss from equity affiliates	5.7	6.7
Unrealized gains on foreign currency option contracts	(0.3)	(4.3)
Changes in current assets and liabilities:
Accounts receivable	11.9	84.5
Inventories	(22.3)	(24.6)
Other current assets	(12.7)	37.4
Accounts payable and accrued expenses	(3.1)	(89.7)
Collateral arrangements	(0.5)	(0.4)
Asset retirement obligations	1.6	1.3
Postretirement benefit obligations	(3.3)	(11.4)
Pension obligations	0.4	(4.9)
Other, net	(3.2)	0.3
Net cash provided by continuing operations	30.6	120.5
Net cash used in discontinued operations	(0.6)	(0.6)
Net cash provided by operating activities	30.0	119.9

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(85.4)	(70.4)
Changes in accrued expenses related to capital expenditures	(37.1)	(38.6)
Proceeds from disposal of assets, net of receivables	5.4	7.2
Contributions to joint ventures	(165.6)	(138.3)
Distributions from joint ventures	160.2	150.8
Other, net	(1.0)	(0.3)
Net cash used in investing activities	(123.5)	(89.6)
Cash Flows From Financing Activities
Repayments of long-term debt	(2.4)	(2.8)
Payment of debt issuance and other deferred financing costs	—	(1.7)
Repurchase of employee common stock relinquished for tax withholding	(3.3)	(0.8)
Dividends paid	(9.2)	(9.1)
Distributions to noncontrolling interests	(7.7)	(14.7)
Net cash used in financing activities	(22.6)	(29.1)
Net change in cash, cash equivalents and restricted cash	(116.1)	1.2
Cash, cash equivalents and restricted cash at beginning of period (1)	1,284.5	1,382.6
Cash, cash equivalents and restricted cash at end of period (2)	$1,168.4	$1,383.8

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$575.3
Restricted cash included in “Restricted cash and collateral”	709.2
Cash, cash equivalents and restricted cash at beginning of period	$1,284.5

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$492.5
Restricted cash included in “Restricted cash and collateral”	675.9
Cash, cash equivalents and restricted cash at end of period	$1,168.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9
Balance, end of period	1.9	1.9
Additional paid-in capital
Balance, beginning of period	4,004.8	3,990.5
Dividend equivalent units on dividends declared	0.1	0.2
Share-based compensation for equity-classified awards	5.4	2.7
Balance, end of period	4,010.3	3,993.4
Treasury stock
Balance, beginning of period	(1,927.3)	(1,926.5)
Repurchase of employee common stock relinquished for tax withholding	(3.3)	(0.8)
Balance, end of period	(1,930.6)	(1,927.3)
Retained earnings
Balance, beginning of period	1,355.9	1,445.8
Net (loss) income attributable to common stockholders	(32.4)	34.4
Dividends declared ($0.075 and $0.075 per share, respectively)	(9.3)	(9.3)
Balance, end of period	1,314.2	1,470.9
Accumulated other comprehensive income
Balance, beginning of period	101.1	138.8
Postretirement plans (net of $0.0 tax provisions in each period)	(2.8)	(10.2)
Foreign currency translation adjustment	1.1	0.4
Balance, end of period	99.4	129.0
Noncontrolling interests
Balance, beginning of period	45.8	58.3
Net income attributable to noncontrolling interests	6.8	3.6
Distributions to noncontrolling interests	(7.7)	(14.7)
Balance, end of period	44.9	47.2
Total stockholders’ equity	$3,540.1	$3,715.1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2025 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2026.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Induced Conversions of Convertible Debt. In November 2024, Accounting Standards Update (ASU) 2024-04 was issued, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The Company adopted this ASU on January 1, 2026. The adoption of this ASU had no impact to the Company’s consolidated results of operations, cash flows, financial condition or disclosures, but would in the future if there are induced conversions.
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
Government Grants. In December 2025, ASU 2025-10 was issued, which establishes guidance on the recognition, measurement and presentation of a government grant received by a business entity. U.S. GAAP did not provide such guidance, and many business entities have been analogizing to International Accounting Standard 20 or other guidance when accounting for government grants. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2028 and interim reporting periods within those periods. The amendments can be applied using a modified retrospective or retrospective approach. Early adoption is permitted. The Company will apply this guidance upon its adoption, as applicable.
(3)    Revenue Recognition
Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for the Company’s policies regarding “Revenue” and “Accounts receivable, net.”

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

	Three Months Ended March 31, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$35.5	$—	$289.5	$184.5	$—	$509.5
Export	161.8	—	—	—	—	161.8
Total thermal	197.3	—	289.5	184.5	—	671.3
Metallurgical coal
Export	—	282.3	—	—	—	282.3
Total metallurgical	—	282.3	—	—	—	282.3
Other	0.2	0.7	—	—	18.8	19.7
Revenue	$197.5	$283.0	$289.5	$184.5	$18.8	$973.3

	Three Months Ended March 31, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.7	$—	$275.5	$168.7	$—	$481.9
Export	227.3	—	—	—	—	227.3
Total thermal	265.0	—	275.5	168.7	—	709.2
Metallurgical coal
Export	—	219.7	—	—	—	219.7
Total metallurgical	—	219.7	—	—	—	219.7
Other	0.1	0.4	0.1	—	7.5	8.1
Revenue	$265.1	$220.1	$275.6	$168.7	$7.5	$937.0
(1)    Corporate and Other includes the following:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Revenue from physical sale of coal (2)	$13.7	$4.0
Other	5.1	3.5
Total Corporate and Other	$18.8	$7.5
(2)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s reportable segments and sold to customers through the Company’s coal trading business. Primarily represents the difference between the price contracted with the customer and the price allocated to the reportable segment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable
“Accounts receivable, net” at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Trade receivables, net	$254.1	$267.0
Miscellaneous receivables, net	55.4	47.9
Accounts receivable, net	$309.5	$314.9
None of the above receivables included allowances for credit losses at March 31, 2026 or December 31, 2025. No charges for credit losses were recognized during the three months ended March 31, 2026 or 2025.
(4)     Inventories
“Inventories, net” as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Materials and supplies, net	$172.5	$161.6
Saleable coal	154.2	126.0
Raw coal	78.8	95.6
Inventories, net	$405.5	$383.2
Materials and supplies inventories, net presented above have been shown net of reserves of $5.2 million and $5.1 million as of March 31, 2026 and December 31, 2025, respectively.
(5) Equity Method Investments
The Company’s equity method investments include its interests in Middlemount Coal Pty Ltd. (Middlemount) and certain other equity method investments, including R3 Renewables II LLC (R3 II).
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations:

			Loss from Equity Affiliates
	Book Value at		Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
	(Dollars in millions)
Equity method investment related to Middlemount	$44.0	$47.5	$4.5	$6.3
Other equity method investments	—	—	1.2	0.4
Total equity method investments	$44.0	$47.5	$5.7	$6.7
Peabody has a 25% equity interest in R3 II. The unrelated party with the remaining equity interest in R3 II has a contingent consideration for the future obligation to pay Peabody milestone payments as defined when R3 II was established in 2024.
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
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of March 31, 2026, the Company held average rate options with an aggregate notional amount of $528.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending December 31, 2026. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.71 to $0.76 over the nine-month period ending December 31, 2026. As of March 31, 2026, the Company also held purchased collars with an aggregate notional amount of $539.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending December 31, 2026. The purchased collars have a floor ranging from $0.60 to $0.66 and a ceiling ranging from $0.70 to $0.76, whereby the Company will incur a loss on the instruments for quarterly average Australian dollar-to-U.S. dollar exchange rates below the floor and a gain for quarterly average rates above the ceiling.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of March 31, 2026, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $3.0 million. As of December 31, 2025, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $2.7 million. The net amount of asset derivatives is included in “Other current assets” and the net amount of liability derivatives is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.
The Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and, thus, changes in fair value are reflected in current earnings. The tables below show the amounts of pretax gains and losses related to the Company’s derivatives and their classification within the accompanying unaudited condensed consolidated statements of operations.

		Three Months Ended March 31, 2026
		Total gain recognized in income	Gain realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$0.6	$0.3	$0.3
Total		$0.6	$0.3	$0.3

		Three Months Ended March 31, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$3.6	$(0.7)	$4.3
Total		$3.6	$(0.7)	$4.3
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
The following tables set forth the hierarchy of the Company’s net asset positions for which fair value is measured on a recurring basis.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$3.0	$—	$3.0
Total net assets	$—	$3.0	$—	$3.0

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$2.7	$—	$2.7
Total net assets	$—	$2.7	$—	$2.7
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2026 and December 31, 2025:
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

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Total debt at par value	$339.1	$340.8
Less: Unamortized debt issuance costs	(3.9)	(4.4)
Net carrying amount	$335.2	$336.4

Estimated fair value	$605.8	$557.8
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2026 and 2025. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2026 and December 31, 2025 is set forth in the table below:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Land and coal interests	$2,689.3	$2,691.2
Buildings and improvements	760.5	758.8
Machinery and equipment	2,405.9	2,377.1
Less: Accumulated depreciation, depletion and amortization	(2,725.8)	(2,673.8)
Property, plant, equipment and mine development, net	$3,129.9	$3,153.3
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $60 million at March 31, 2026 in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the three months ended March 31, 2026 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $16.0 million and income tax provision of $4.9 million for the three months ended March 31, 2026 and 2025, respectively, included a tax benefit of $0.2 million and a tax provision of $0.5 million, respectively, related to the remeasurement of foreign income tax accounts. Due to existing valuation allowances, the income tax (benefit) provision is primarily related to the Australian results of operations.
(9)     Long-term Debt
The Company’s total indebtedness as of March 31, 2026 and December 31, 2025 consisted of the following:

Debt Instrument (defined below, as applicable)	March 31, 2026	December 31, 2025
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	19.1	20.8
Less: Debt issuance costs	(3.9)	(4.4)
	335.2	336.4
Less: Current portion of long-term debt	14.3	15.2
Long-term debt	$320.9	$321.2
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective November 13, 2025, the conversion rate was increased to 52.3853 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.09 per share. Under the applicable conversion rate formula, the $0.075 per share dividend declared and paid since the prior conversion rate adjustment yielded a revised conversion rate of 52.5028 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 52.3853. The conversion rate may be impacted prospectively, based upon cumulative dividends paid. The conversion rate is also subject to further adjustment under certain circumstances in accordance with the terms of the indenture.
During both the fourth quarter of 2025 and the first quarter of 2026, the Company’s reported common stock prices prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were convertible at the option of the holders during the first quarter of 2026, for which no conversion requests were received, and remain convertible during the second quarter of 2026. It is the Company’s current intent to settle any conversions of the 2028 Convertible Notes through shares of its common stock. As such, the 2028 Convertible Notes are not classified as a current obligation in the accompanying condensed consolidated balance sheets. Through May 4, 2026, the Company has not received any conversion requests and does not anticipate receiving any conversion requests in the near term as the market value of the 2028 Convertible Notes exceeds their conversion value.
As of March 31, 2026, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $232.4 million.
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
As of March 31, 2026, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.2 million outstanding as of March 31, 2026. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.8 million at March 31, 2026.
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

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
2028 Convertible Notes	$2.6	$2.6
Finance lease obligations	0.3	0.4
Financial assurance instruments	6.7	7.2
Amortization of debt issuance costs	1.4	1.4
Receivables securitization program	0.6	0.6
Capitalized interest	(2.1)	(2.2)
Other	1.2	1.5
Interest expense, net of capitalized interest	$10.7	$11.5

Cash paid for interest, net of capitalized interest	$9.9	$9.9
Non-cash interest expense	$1.4	$1.6
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2026.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension, postretirement benefit and workers’ compensation costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
The Company sponsors a qualified pension plan. Annual contributions to the qualified plan are made in accordance with minimum funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of March 31, 2026, the qualified plan was expected to be at or above the Pension Protection Act thresholds. The Company expects to contribute $2.0 million to the qualified plan in 2026 to maintain these thresholds and meet minimum funding requirements.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Service cost for benefits earned	$—	$0.1
Interest cost on accumulated postretirement benefit obligation	1.6	2.0
Expected return on plan assets	—	(0.1)
Amortization of prior service credit	(2.8)	(10.2)
Net periodic postretirement benefit credit	$(1.2)	$(8.2)
The Company has established a Voluntary Employees’ Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA trust in 2026 and plans to utilize a portion of VEBA assets to make certain benefit payments.

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
A conversion of the 2028 Convertible Notes may result in payment in the Company’s common stock. For diluted EPS purposes, the potentially dilutive common stock is assumed to have been converted at the beginning of the period (or at the time of issuance, if later). In periods where the potentially dilutive common stock is included in the computation of diluted EPS, the numerator will be adjusted to add back tax adjusted interest expense, which includes the amortization of debt issuance costs, related to the convertible debt. The computation of diluted EPS excluded 16.8 million shares related to the 2028 Convertible Notes for the three months ended March 31, 2026, because their inclusion would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate share-based compensation awards of 1.3 million shares and 0.3 million shares for the three months ended March 31, 2026 and 2025, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share data)
Basic EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(25.4)	$38.3
Less: Net income attributable to noncontrolling interests	6.8	3.6
(Loss) income from continuing operations attributable to common stockholders	(32.2)	34.7
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)
Net (loss) income attributable to common stockholders	$(32.4)	$34.4

Diluted EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(25.4)	$38.3
Add: Tax adjusted interest expense related to 2028 Convertible Notes	—	3.1
Less: Net income attributable to noncontrolling interests	6.8	3.6
(Loss) income from continuing operations attributable to common stockholders	(32.2)	37.8
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)
Net (loss) income attributable to common stockholders	$(32.4)	$37.5

EPS denominator:
Weighted average shares outstanding — basic	122.0	121.7
Dilutive impact of share-based compensation awards	—	0.6
Dilutive impact of 2028 Convertible Notes	—	16.4
Weighted average shares outstanding — diluted	122.0	138.7

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.26)	$0.29
Loss from discontinued operations	(0.01)	(0.01)
Net (loss) income attributable to common stockholders	$(0.27)	$0.28

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.26)	$0.27
Loss from discontinued operations	(0.01)	—
Net (loss) income attributable to common stockholders	$(0.27)	$0.27
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2026
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$937.5	$82.1	$1,019.6
Letters of credit (2)	53.5	61.7	115.2
	991.0	143.8	1,134.8
Less: Letters of credit in support of surety bonds (3)	(53.5)	(1.7)	(55.2)
Obligations supported, net	$937.5	$142.1	$1,079.6
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
Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds included within the surety bond portfolio and the amount of collateral posted in favor of surety providers, which was $479.0 million at March 31, 2026. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 2028 Convertible Notes is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at March 31, 2026.
At March 31, 2026, the Company’s maximum aggregate collateral amount was $504.1 million, which was comprised of $377.7 million in trust accounts and letters of credit of $126.4 million held for the benefit of certain surety providers.
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
At March 31, 2026, the Company had no outstanding borrowings and $66.0 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $104.9 million at March 31, 2026. The Company was not required to post cash collateral under the Securitization Program at March 31, 2026.
The Company incurred interest and fees associated with the Securitization Program of $0.6 million during the three months ended March 31, 2026 and 2025, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) reduce the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%. At March 31, 2026, letters of credit of $78.1 million were outstanding under the agreement.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. At March 31, 2026, guarantees of $218.5 million were issued for which the Company receives a variable deposit rate on the amount of cash collateral posted in support of the facilities, which mature at various dates between 2026 and 2030.
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

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$377.7	$383.6
Credit support facilities (2) (3)	298.2	325.6
	675.9	709.2
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	135.4	134.9
Restricted cash and collateral	$811.3	$844.1
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
(3)    At March 31, 2026, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $319 million and $198 million, respectively. At December 31, 2025, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $312 million and $201 million, respectively.
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2026, purchase commitments for capital expenditures were $51.9 million, all of which is obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 20. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Litigation and Matters Relating to Continuing Operations
Arbitration Relating to Terminated Anglo American plc (Anglo) Acquisition. On November 25, 2024, Peabody entered into definitive agreements (the Purchase Agreements) to acquire from Anglo a portion of the assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia, including Anglo’s interests in the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central operating mine, the Dawson South operating mine, the Dawson South Exploration project and the Theodore South exploration project, collectively, the Dawson Assets). The Company agreed to, following the prospective closing of the Anglo acquisition, sell the Dawson Assets to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries (BUMA).
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reportable segment results were as follows:

	Three Months Ended March 31, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$197.5	$283.0	$289.5	$184.5	$954.5
Less Significant Segment Expenses:
Labor costs	35.7	71.2	60.1	51.3
Repair costs	29.4	64.5	36.6	32.4
Outside services	23.2	101.6	38.3	32.7
Commodities expense	21.1	13.2	50.9	22.9
Sales related costs	39.5	69.0	63.8	11.9
Other expenses (1)	0.1	(29.5)	16.1	(4.5)
Adjusted EBITDA	48.5	(7.0)	23.7	37.8	103.0
Additions to property, plant, equipment and mine development	8.6	55.0	15.4	5.2	84.2

	Three Months Ended March 31, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$265.1	$220.1	$275.6	$168.7	$929.5
Less Significant Segment Expenses:
Labor costs	35.1	55.0	49.8	50.2
Repair costs	24.8	47.0	31.5	34.1
Outside services	26.8	72.1	31.1	35.8
Commodities expense	19.1	13.4	38.7	19.5
Sales related costs	54.6	54.0	75.3	10.0
Other expenses (1)	20.5	(34.6)	12.9	(13.8)
Adjusted EBITDA	84.2	13.2	36.3	32.9	166.6
Additions to property, plant, equipment and mine development	8.5	53.2	3.9	4.6	70.2
(1)    Other expenses primarily include lease expense, non-sales related taxes, insurance expense and joint facility charges; offset by credits related to the capitalization of costs to the condensed consolidated balance sheet.
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
The following table presents total assets at the division level:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Seaborne	$2,537.4	$2,543.4
U.S. Thermal	1,318.1	1,301.7
Corporate and Other	1,854.5	1,962.1
Total assets	$5,710.0	$5,807.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of reportable segment totals follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Revenue from reportable segments	$954.5	$929.5
Reconciling items
Corporate and Other	18.8	7.5
Revenue	$973.3	$937.0

Adjusted EBITDA from reportable segments	$103.0	$166.6
Reconciling items
Corporate and Other (1)	(20.5)	(22.6)
Depreciation, depletion and amortization	(109.5)	(92.1)
Asset retirement obligation expenses	(13.6)	(13.6)
Restructuring charges	(1.1)	(1.7)
Costs related to terminated acquisition	(3.0)	(2.4)
Changes in amortization of basis difference related to equity affiliates	0.6	0.6
Interest expense, net of capitalized interest	(10.7)	(11.5)
Interest income	13.1	15.4
Unrealized gains on foreign currency option contracts	0.3	4.3
Take-or-pay contract-based intangible recognition	—	0.2
(Loss) income from continuing operations before incomes taxes	$(41.4)	$43.2

Additions to property, plant, equipment and mine development from reportable segments	$84.2	$70.2
Reconciling items
Corporate and Other	1.2	0.2
Additions to property, plant, equipment and mine development	$85.4	$70.4
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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect its results contained in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.
Non-GAAP Financial Measures
The following discussion of Peabody’s results of operations includes references to and analysis of Adjusted EBITDA and Total Segment Costs, which are financial measures not recognized in accordance with United States generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by the chief operating decision maker, defined as Peabody’s President and Chief Executive Officer, as the primary financial metric to measure each segment’s operating performance against expected results and to allocate resources, including capital investment in mining operations and potential expansions. Total Segment Costs is also used by management as a component of a metric to measure each segment’s operating performance.
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2025, Peabody sold 122.0 million tons of coal. February 2026 marked the start-up of the Centurion Mine in the Seaborne Metallurgical segment. As a result, the Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia at March 31, 2026. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia.
The Company reports its results of operations primarily through the following reportable segments: Seaborne Thermal, Seaborne Metallurgical, Powder River Basin and Other U.S. Thermal. Refer to Note 14. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of the Company’s Corporate and Other category.
Pricing during the three months ended March 31, 2026 is set forth in the table below.

	High	Low	Average	March 31, 2026	May 1, 2026
Premium low-vol hard coking coal (Premium HCC) (1)	$252.50	$218.00	$234.67	$236.80	$230.80
Premium low-vol pulverized coal injection (Premium PCI) coal (1)	174.40	146.50	161.15	158.50	154.90
Newcastle index thermal coal (1)	143.71	107.05	118.75	143.71	131.67
API 5 index thermal coal (1)	88.00	70.88	80.84	88.00	96.79
PRB 8,800 Btu/Lb coal (2)	15.15	15.00	15.12	15.15	15.40
Illinois Basin 11,500 Btu/Lb coal (2)	55.75	51.25	53.46	55.75	55.50
(1)    Spot pricing expressed per metric tonne.
(2)    Prompt month pricing expressed per short ton.
The seaborne pricing included in the table above is not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2026 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table above is also not necessarily indicative of the pricing the Company realized during the three months ended March 31, 2026 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.
Within the global coal industry, supply and demand for its products and the supplies used for mining are being impacted by recent geopolitical events and changes to trade policy, including tariffs and customs regulations. As future developments related to geopolitical events and trade policy, including additional or retaliatory tariffs, delays in implementing previously announced changes or ongoing negotiations between countries, are unknown, the global coal industry data for the three months ended March 31, 2026 presented herein may not be indicative of their ultimate impacts.

The seaborne metallurgical coal market experienced weather-related disruptions in Australia and supply tightness in key product segments. This, combined with steady import demand from key metallurgical coal import markets, contributed to the increases in average quarterly pricing for premium coking coal (17%) and PCI (15%) during the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. In China, the continued implementation of anti-involution policies, mandated steel production limits and the introduction of steel export quotas have the potential to lead to decreased Chinese steel exports, while increasing steel-trade protectionism is supportive of steel production and seaborne metallurgical coal demand in markets outside of China. The biggest steel growth market, India, continued to see an increase in crude steel output in the quarter. Recent geopolitical events have increased the cost of seaborne energy, which has the potential to significantly impact the global ferrous complex, by placing upward pressure on raw material costs and downward pressure on steel product pricing through weakened downstream demand. Looking forward, the seaborne metallurgical coal price may remain volatile based on mining rates in Australia, geopolitical events, Chinese supply reforms and the pace of growth of the Indian steel industry.
Within the seaborne thermal coal market, global thermal coal prices started the year stable but increased during the three months ended March 31, 2026, due to the closure of the Strait of Hormuz and the conflict in the Middle East. The conflict has elevated global liquefied natural gas (LNG) prices and created volatility in global thermal energy markets. In China, power generation increased year-over-year through March 31, 2026, which has resulted in stronger thermal generation year-over-year. However, both domestic coal production and coal imports have remained flat year-over-year through the three months ended March 31, 2026. In India, stronger domestic coal production, lower import demand and slightly lower coal generation led to stable coal stockpiles. Looking forward, seaborne thermal coal prices may remain volatile based on accessibility to shipping in the Strait of Hormuz and the duration of the ongoing conflict in the Middle East. Approximately 20% of global LNG exports flow through the Strait of Hormuz, which has created volatility in the global LNG market, a main competitor of global coal generation. In addition, summer re-stocking activity in the Northern Hemisphere may impact global thermal coal markets in the coming months.
In the U.S., overall electricity demand increased just under 1% year-over-year through the three months ended March 31, 2026. Through the first three months of 2026, electricity generation from thermal coal decreased year-over-year, driven by lower natural gas prices, stronger renewable generation and milder winter weather in coal-heavy markets in the U.S. Coal’s share of electricity generation decreased to approximately 16% for the three months ended March 31, 2026, while wind and solar’s combined generation share was at 20% and the share of natural gas generation remained stable at approximately 37%. U.S. coal inventories have increased slightly compared to the end of 2025 through March 31, 2026.
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
On August 19, 2025, Peabody terminated the Purchase Agreements. The termination of the Purchase Agreements followed Peabody’s prior delivery of a notice of a Material Adverse Change (MAC) as a result of an ignition event at the Moranbah North mine on March 31, 2025, which had led to the closure of the mine. See Note 13. “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further information.
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
Potential Recovery of Rare Earth Elements (REEs)
Peabody is advancing its evaluation of the potential recovery of REEs and critical minerals through ongoing testing to evaluate mineral types and concentrations at certain of its operations. The Company has continued to progress technical and economic studies, advance commercial partnerships and pursue multiple federal and state funding pathways to support domestic supply chain development.

Centurion Update
During the initial longwall commissioning, mechanical and electrical issues were encountered at the Centurion Mine. The issues were resolved, but the disruptions constrained cutting speeds which contributed to temporary challenges to roof conditions. The Company implemented a comprehensive response plan focused on proactive strata management, targeted equipment optimization and deployment of additional technical and operational resources. The Company anticipates completing commissioning and production ramp-up in the second quarter of 2026 and running at full longwall production rates during the second half of 2026.
Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Summary
The decrease in results from continuing operations, net of income taxes for the three months ended March 31, 2026 compared to the same period in the prior year ($63.7 million) was driven by higher operating costs and expenses ($94.5 million) and depreciation, depletion and amortization ($17.4 million). This unfavorable variance was partially offset by higher revenue ($36.3 million) driven by favorable volume and mix variances and lower year-over-year income taxes ($20.9 million).
Adjusted EBITDA for the three months ended March 31, 2026 reflected a year-over-year decrease of $61.5 million.
Tons Sold
The following table presents tons sold:

	Three Months Ended March 31,		(Decrease) Increase to Volumes
	2026	2025	Tons	%
	(Tons in millions)
Seaborne Thermal	3.0	4.4	(1.4)	(32)%
Seaborne Metallurgical	2.0	1.8	0.2	11%
Powder River Basin	21.2	19.6	1.6	8%
Other U.S. Thermal	3.3	3.1	0.2	6%
Total tons sold from reportable segments	29.5	28.9	0.6	2%
Corporate and Other	0.1	—	0.1	n.m.
Total tons sold	29.6	28.9	0.7	2%

Supplemental Financial Data
The following table presents supplemental financial data by reportable segment:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Revenue per Ton (1)
Seaborne Thermal	$66.61	$60.64	$5.97	10%
Seaborne Metallurgical	138.28	125.15	13.13	10%
Powder River Basin	13.65	14.02	(0.37)	(3)%
Other U.S. Thermal	55.79	54.32	1.47	3%
Costs per Ton (1)(2)
Seaborne Thermal	$50.26	$41.37	$8.89	21%
Seaborne Metallurgical	141.72	117.66	24.06	20%
Powder River Basin	12.53	12.18	0.35	3%
Other U.S. Thermal	44.37	43.71	0.66	2%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$16.35	$19.27	$(2.92)	(15)%
Seaborne Metallurgical	(3.44)	7.49	(10.93)	(146)%
Powder River Basin	1.12	1.84	(0.72)	(39)%
Other U.S. Thermal	11.42	10.61	0.81	8%
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
Revenue
The following table presents revenue by segment:

	Three Months Ended March 31,		(Decrease) Increase to Revenue
	2026	2025	$	%
	(Dollars in millions)
Seaborne Thermal	$197.5	$265.1	$(67.6)	(25)%
Seaborne Metallurgical	283.0	220.1	62.9	29%
Powder River Basin	289.5	275.6	13.9	5%
Other U.S. Thermal	184.5	168.7	15.8	9%
Corporate and Other	18.8	7.5	11.3	151%
Revenue	$973.3	$937.0	$36.3	4%
Seaborne Thermal. Segment revenue decreased during the three months ended March 31, 2026 compared to the same period in the prior year due to unfavorable volume ($91.8 million) driven by reductions at the Wilpinjong Mine due to mine sequencing and the closure of the Wambo Underground Mine in September 2025, partially offset by favorable realized prices ($24.2 million).
Seaborne Metallurgical. Segment revenue increased during the three months ended March 31, 2026 compared to the same period in the prior year due to favorable volume ($39.8 million) primarily from the Shoal Creek and Centurion Mines and favorable realized prices ($23.1 million).

Powder River Basin. Segment revenue increased during the three months ended March 31, 2026 compared to the same period in the prior year due to favorable volume ($22.6 million) driven by increased demand. The increase was offset by unfavorable realized prices ($8.7 million) which were driven by the impact of adjustments to cost pass-through contracts with certain customers resulting from the federal royalty rate reduction included in the One Big Beautiful Bill Act of 2025 (OBBBA).
Other U.S. Thermal. Segment revenue increased during the three months ended March 31, 2026 compared to the same period in the prior year due to favorable volume ($10.3 million) driven by increased demand and favorable realized prices ($5.5 million).
Corporate and Other. The increase in revenue during the three months ended March 31, 2026 compared to the same period in the prior year was primarily driven by higher results from trading activities.
Segment Costs
The following table presents costs by segment:

	Three Months Ended March 31,		(Decrease) Increase to Total Segment Costs
	2026	2025	$	%
	(Dollars in millions)
Seaborne Thermal	$149.0	$180.9	$(31.9)	(18)%
Seaborne Metallurgical	290.0	206.9	83.1	40%
Powder River Basin	265.8	239.3	26.5	11%
Other U.S. Thermal	146.7	135.8	10.9	8%
Corporate and Other	13.1	4.4	8.7	198%
Total Segment Costs (1)	$864.6	$767.3	$97.3	13%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Costs decreased during the three months ended March 31, 2026 compared to the same period in the prior year due to lower variable operational costs ($17.1 million) and lower sales related costs ($15.1 million), which were both driven by decreased volume (1.4 million tons).
Seaborne Metallurgical. Segment Costs increased during the three months ended March 31, 2026 compared to the same period in the prior year due to higher costs for labor, repairs and outside services ($63.2 million) driven by challenging longwall commissioning conditions at the Centurion Mine and higher sales related costs ($15.0 million) resulting from increased volume (0.2 million tons) and higher realized pricing.
Powder River Basin. Segment Costs increased during the three months ended March 31, 2026 compared to the same period in the prior year due to higher costs for labor, repairs and outside services ($22.6 million) as the result of higher volume (1.6 million tons) and planned equipment outages and higher costs for commodities ($12.2 million). These increases were offset by lower sales related costs ($11.5 million) which were largely driven by the federal royalty rate reduction on coal production included in the OBBBA.
Other U.S. Thermal. Segment Costs increased during the three months ended March 31, 2026 compared to the same period in the prior year primarily due to higher variable operational costs ($9.9 million) driven by increased volume (0.2 million tons).
Corporate and Other. The increase to Segment Costs during the three months ended March 31, 2026 compared to the same period in the prior year was primarily driven by lower net periodic benefit credit, excluding service cost due to the final amortization in the prior year of a previously established prior service credit ($7.0 million).

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s segments:

	Three Months Ended March 31,		(Decrease) Increase to Segment Adjusted EBITDA
	2026	2025	$	%
	(Dollars in millions)
Seaborne Thermal	$48.5	$84.2	$(35.7)	(42)%
Seaborne Metallurgical	(7.0)	13.2	(20.2)	(153)%
Powder River Basin	23.7	36.3	(12.6)	(35)%
Other U.S. Thermal	37.8	32.9	4.9	15%
Corporate and Other	(20.5)	(22.6)	2.1	9%
Adjusted EBITDA (1)	$82.5	$144.0	$(61.5)	(43)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA decreased during the three months ended March 31, 2026 compared to the same period in the prior year due to unfavorable volume ($30.8 million), unfavorable operational costs at the Wilpinjong Mine ($22.8 million) driven by mine sequencing and the unfavorable impact of higher foreign exchange rates on expenses ($10.2 million). These decreases were offset by higher realized prices net of sales sensitive costs ($31.5 million).
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three months ended March 31, 2026 compared to the same period in the prior year due to higher costs for labor, repairs and outside services, as described above, offset by higher realized prices net of sales sensitive costs ($27.4 million) and favorable volume ($12.0 million).
Powder River Basin. Segment Adjusted EBITDA decreased for the three months ended March 31, 2026 compared to the same period in the prior year due to higher costs for labor, repairs and outside services and commodities as described above, offset by favorable volume ($12.5 million) and lower sales related costs as described above.
Other U.S. Thermal. Segment Adjusted EBITDA increased during the three months ended March 31, 2026 compared to the same period in the prior year primarily due to higher realized prices net of sales sensitive costs ($4.1 million) and favorable volume ($2.4 million), offset by increased commodity pricing and usage ($3.4 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended March 31,		Increase (Decrease) to Adjusted EBITDA
	2026	2025	$	%
	(Dollars in millions)
Middlemount (1)	$(5.0)	$(6.9)	$1.9	28%
Resource management activities (2)	14.0	5.5	8.5	155%
Selling and administrative expenses	(31.6)	(23.6)	(8.0)	(34)%
Other items, net (3)	2.1	2.4	(0.3)	(13)%
Corporate and Other Adjusted EBITDA	$(20.5)	$(22.6)	$2.1	9%
(1)Middlemount’s results are before the impact of related changes in amortization of basis difference.
(2)Includes gains (losses) on certain surplus coal reserve, coal resource and surface land sales and property management costs and revenue.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, results from the Company’s other equity method investments, costs associated with suspended operations, holding costs associated with the Centurion Mine, the impact of foreign currency remeasurement and expenses related to the Company’s other commercial activities.

Corporate and Other Adjusted EBITDA increased during the three months ended March 31, 2026 compared to the same period in the prior year due to favorable variances in Middlemount’s results driven by higher sales pricing and higher gains on equipment and land sales ($6.5 million). These increases were offset by higher selling and administrative expenses. The decrease in other items was driven by lower net periodic benefit credit, excluding service cost, as described above ($7.0 million), offset by the favorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral ($6.5 million).
(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2026	2025	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$82.5	$144.0	$(61.5)	(43)%
Depreciation, depletion and amortization	(109.5)	(92.1)	(17.4)	(19)%
Asset retirement obligation expenses	(13.6)	(13.6)	—	—%
Restructuring charges	(1.1)	(1.7)	0.6	35%
Costs related to terminated acquisition	(3.0)	(2.4)	(0.6)	(25)%
Changes in amortization of basis difference related to equity affiliates	0.6	0.6	—	—%
Interest expense, net of capitalized interest	(10.7)	(11.5)	0.8	7%
Interest income	13.1	15.4	(2.3)	(15)%
Unrealized gains on foreign currency option contracts	0.3	4.3	(4.0)	(93)%
Take-or-pay contract-based intangible recognition	—	0.2	(0.2)	(100)%
Income tax benefit (provision)	16.0	(4.9)	20.9	427%
(Loss) income from continuing operations, net of income taxes	$(25.4)	$38.3	$(63.7)	(166)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended March 31,		Increase (Decrease) to Income
	2026	2025	$	%
	(Dollars in millions)
Seaborne Thermal	$(21.8)	$(33.4)	$11.6	35%
Seaborne Metallurgical	(55.2)	(28.8)	(26.4)	(92)%
Powder River Basin	(15.4)	(12.8)	(2.6)	(20)%
Other U.S. Thermal	(16.0)	(15.7)	(0.3)	(2)%
Corporate and Other	(1.1)	(1.4)	0.3	21%
Total depreciation, depletion and amortization	$(109.5)	$(92.1)	$(17.4)	(19)%
Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its reportable segments:

	Three Months Ended March 31,
	2026	2025
Seaborne Thermal	$1.04	$2.00
Seaborne Metallurgical	5.42	2.72
Powder River Basin	0.30	0.31
Other U.S. Thermal	1.76	1.82

Depreciation, depletion and amortization expense increased during the three months ended March 31, 2026 compared to the same period in the prior year primarily due to increased depreciation and amortization resulting from shortened mine lives. The decrease in the weighted-average depletion rate per ton for the Seaborne Thermal segment during the three months ended March 31, 2026 compared to the same period in the prior year reflects the increased quantity of proven and probable coal reserves resulting from the conversion of coal resources to proven and probable reserves. The increase in the weighted-average depletion rate per ton for the Seaborne Metallurgical segment during the three months ended March 31, 2026 compared to the same period in the prior year reflects the impact of volume and mix variances across the segment.
Interest Income. The decrease in income during the three months ended March 31, 2026 compared to the same period in the prior year was driven by lower average cash balances during the current period.
Unrealized Gains on Foreign Currency Option Contracts. Unrealized gains primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The decrease in the income tax benefit (provision) during the three months ended March 31, 2026 compared to the same period in the prior year was primarily due to lower expected pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended March 31,		(Decrease) Increase to Income
	2026	2025	$	%
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(25.4)	$38.3	$(63.7)	(166)%
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)	0.1	33%
Net (loss) income	(25.6)	38.0	(63.6)	(167)%
Less: Net income attributable to noncontrolling interests	6.8	3.6	3.2	89%
Net (loss) income attributable to common stockholders	$(32.4)	$34.4	$(66.8)	(194)%
Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests during the three months ended March 31, 2026 compared to the same period in the prior year was primarily driven by income associated with Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended March 31,		Decrease to EPS
	2026	2025	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.26)	$0.27	$(0.53)	(196)%
Loss from discontinued operations	(0.01)	—	(0.01)	n.m.
Net (loss) income attributable to common stockholders	$(0.27)	$0.27	$(0.54)	(200)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 122.0 million and 138.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(25.4)	$38.3
Depreciation, depletion and amortization	109.5	92.1
Asset retirement obligation expenses	13.6	13.6
Restructuring charges	1.1	1.7
Costs related to terminated acquisition	3.0	2.4
Changes in amortization of basis difference related to equity affiliates	(0.6)	(0.6)
Interest expense, net of capitalized interest	10.7	11.5
Interest income	(13.1)	(15.4)
Unrealized gains on foreign currency option contracts	(0.3)	(4.3)
Take-or-pay contract-based intangible recognition	—	(0.2)
Income tax (benefit) provision	(16.0)	4.9
Total Adjusted EBITDA	$82.5	$144.0
Total Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its reportable segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Operating costs and expenses	$864.7	$770.2
Unrealized gains on foreign currency option contracts	0.3	4.3
Take-or-pay contract-based intangible recognition	—	0.2
Net periodic benefit credit, excluding service cost	(0.4)	(7.4)
Total Segment Costs	$864.6	$767.3
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.

The following tables present tons sold, revenue, Total Segment Costs and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	3.0	2.0	21.2	3.3

Revenue	$197.5	$283.0	$289.5	$184.5
Total Segment Costs	149.0	290.0	265.8	146.7
Adjusted EBITDA	$48.5	$(7.0)	$23.7	$37.8

Revenue per Ton	$66.61	$138.28	$13.65	$55.79
Costs per Ton	50.26	141.72	12.53	44.37
Adjusted EBITDA Margin per Ton	$16.35	$(3.44)	$1.12	$11.42

	Three Months Ended March 31, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.4	1.8	19.6	3.1

Revenue	$265.1	$220.1	$275.6	$168.7
Total Segment Costs	180.9	206.9	239.3	135.8
Adjusted EBITDA	$84.2	$13.2	$36.3	$32.9

Revenue per Ton	$60.64	$125.15	$14.02	$54.32
Costs per Ton	41.37	117.66	12.18	43.71
Adjusted EBITDA Margin per Ton	$19.27	$7.49	$1.84	$10.61
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company’s regulatory or global climate matters subsequent to December 31, 2025. This section should be considered in connection with the Company’s regulatory and global climate matters as outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2025.
Regulatory Matters - U.S.
Mercury and Air Toxic Standards (MATS). In 2012, the U.S. Environmental Protection Agency (EPA) published the final MATS rule, which revised the New Source Performance Standards for nitrogen oxide, sulfur dioxide and fine particulate matter (PM) for new and modified coal-fueled electricity generating plants, and imposed maximum achievable control technology (MACT) emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs.
On March 6, 2023, the EPA issued a final rule which reaffirmed its determination to regulate coal- and oil-fired electric generating units (EGUs) under Clean Air Act section 112, including the regulation of HAPs from EGUs after considering cost. On April 24, 2023, the EPA proposed to amend the 2012 MATS rule and require an additional two-thirds reduction in the filterable PM emission of non-mercury HAP metals from existing coal-fired power plants and to reduce the mercury standard for lignite plants by 70%. On May 7, 2024, the EPA finalized a MATS rule which significantly tightened the filterable PM emissions limit for existing coal-fired EGU’s, lowering the standard from 0.030 lb/MMBtu to 0.010 lb/MMBtu for all coal-fired power plants. This rule was challenged in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) in North Dakota v. EPA (D.C. Cir., No. 24-1119). The EPA proposed on June 17, 2025 to repeal parts of the final 2024 MATS rule regarding filterable PM standards and revise the mercury standard for existing lignite-fired EGUs. This rule was finalized on February 24, 2026 (91 Fed. Reg. 9088) and became effective on April 27, 2026.

Clean Water Act (CWA) Water Quality Certification Rule. The EPA issued a final rule in 2020 that would have limited state and tribal regulators’ certification authority under CWA Section 401 by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. On September 27, 2023, the EPA finalized a superseding rule that would expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements. That rule took effect on November 27, 2023. Challenges to the 2023 rule remain pending in the U.S. District Court for the Western District of Louisiana. On January 15, 2026, the EPA published proposed revisions to the 2023 rule in the Federal Register, and the EPA announced that it planned to propose and finalize changes later in 2026.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. In 2015, the EPA published a final rule setting requirements for wastewater discharge from EGUs. In 2020, the EPA finalized revisions to certain requirements in the 2015 rule. On May 9, 2024, the EPA published a final rule that would have established more stringent standards for flue gas desulfurization wastewater, bottom ash transport water, combustion residual leachate and legacy wastewater discharged from certain surface impoundments. The final revised effluent limitations guidelines would have significantly increased costs for many coal-fueled steam electric power plants. In addition, the finalized final rule allowed EGUs that commit to ceasing coal combustion by December 31, 2034, to comply with less stringent wastewater discharge requirements during the interim. The final rule remains subject to numerous legal challenges that have been consolidated in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). If the Eighth Circuit affirms the final rule, it could influence fuel switching or additional coal generating unit retirements by the end of 2034. On December 31, 2025, the EPA published a final Deadline Extensions Rule that extends seven compliance deadlines in the 2024 rule. The EPA is allowing EGUs six additional years (until December 31, 2031) to determine whether to submit a notice of planned participation for the permanent cessation of coal combustion. The EPA further extended the deadlines by five years (to December 31, 2034) for direct discharging EGUs to comply with zero-discharge limitations for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. Finally, the EPA is allowing EGUs that discharge to wastewater treatment plants an additional year-and-a-half to seven-and-a-half years to comply with zero-discharge limitations for those same wastestreams. The EPA also issued a No Action Assurance memorandum announcing it will not pursue enforcement actions for certain permit violations by EGUs not yet in compliance with permit requirements related to the 2020 and 2024 rules, if those EGUs satisfy certain conditions. In parallel, the EPA announced that it plans to propose a Reconsideration Rule in 2026 to revise some of the limitations and standards in the 2024 rule.
Rules for Disposal of Coal Combustion Residuals (CCR) from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020. The EPA has not yet issued a final rule, but it has indicated that it plans to reopen the comment period for that proposal in a future action. Separately, on August 28, 2020 and November 12, 2020, the EPA finalized two sets of amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. On November 28, 2025, the EPA proposed to extend, by three years, the compliance deadline in the 2020 amendments for owners and operators to complete closure of unlined impoundments larger than 40 acres. On May 8, 2024, the EPA published a final rule containing additional amendments to the 2015 CCR rule that further address aspects of the D.C. Circuit’s 2018 decision. On February 10, 2026, the EPA published a final rule that provides additional time to meet certain requirements in the May 2024 Rule. Finally, on April 9, 2026, the EPA published a proposed rule to amend several provisions governing the disposal of CCR in landfills and surface impoundments and the benefit use for CCR.
Regulatory Matters - Australia
New South Wales (NSW) Strategic Statement on Coal Exploration and Mining. The NSW Government released a new NSW Coal Industry 2026-50 policy (the Policy) in March 2026 (replacing the Strategic Statement on Coal Exploration and Mining) that provided a high level framework for the government's policy approach to the future of the coal sector. The Policy’s key features include: no new standalone greenfield coal mines; no further government investment in coal exploration, although exploration will continue to be permitted near existing mine sites; extensions to existing operations will continue to be considered; and strengthened emissions regulation requirements for coal mine emissions.
Risks and Regulations Related to Global Climate Change
There have been no significant changes to the Company’s global climate matters subsequent to December 31, 2025. Refer to Part I, Item 1. “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding the Company’s global climate matters.

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
Liquidity
As of March 31, 2026, the Company’s cash and cash equivalents balances totaled $492.5 million, including approximately $353 million held by U.S. subsidiaries, approximately $129 million held by Australian subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the three months ended March 31, 2026, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity decreased from $942.1 million as of December 31, 2025 to $868.2 million as of March 31, 2026. Available liquidity was comprised of the following:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$492.5	$575.3
Revolving credit facility availability	270.8	270.8
Accounts receivable securitization program availability	104.9	96.0
Total liquidity	$868.2	$942.1
Capital Returns to Shareholders
The Company paid dividends of $9.2 million during the three months ended March 31, 2026.

Surety Agreement Amendment and Collateral Requirements
In April 2023, the Company amended its existing agreement with the providers of its surety bond portfolio, dated November 6, 2020. Under the April 2023 amendment, the Company and its surety providers agreed to a maximum aggregate collateral amount based upon bonding levels which will vary prospectively as bonding levels increase or decrease. The amendment also extended the agreement through December 31, 2026. In order to maintain the maximum collateral agreement, the Company must remain compliant with a minimum liquidity test and a maximum net leverage ratio, as measured each quarter. The minimum liquidity test requires the Company to maintain liquidity at the greater of $400 million or the difference between the penal sum of all surety bonds included within the surety bond portfolio and the amount of collateral posted in favor of surety providers, which was $479.0 million at March 31, 2026. The Company must also maintain a maximum net leverage ratio of 1.5 to 1.0, where the numerator consists of its funded debt, net of cash, and the denominator consists of its Adjusted EBITDA for the trailing twelve months. For purposes of calculating the ratio, only 50% of the outstanding principal amount of the Company’s 3.250% Convertible Senior Notes due March 2028 (the 2028 Convertible Notes) is deemed to be funded debt. The Company’s ability to pay dividends and make share repurchases is also subject to the quarterly minimum liquidity test. The Company is in compliance with such requirements at March 31, 2026.
At March 31, 2026, the Company’s maximum aggregate collateral amount was $504.1 million, which was comprised of $377.7 million in trust accounts and letters of credit of $126.4 million held for the benefit of certain surety providers.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) reduce the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%. At March 31, 2026, letters of credit of $78.1 million were outstanding under the agreement.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. At March 31, 2026, guarantees of $218.5 million were issued for which the Company receives a variable deposit rate on the amount of cash collateral posted in support of the facilities, which mature at various dates between 2026 and 2030.
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
As of March 31, 2026, the 2024 Credit Agreement had only been utilized for letters of credit, including $49.2 million outstanding as of March 31, 2026. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the 2024 Credit Agreement was $270.8 million at March 31, 2026.

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
Indebtedness
The Company’s total indebtedness as of March 31, 2026 and December 31, 2025 is presented in the table below.

Debt Instrument (defined below, as applicable)	March 31, 2026	December 31, 2025
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$320.0	$320.0
Finance lease obligations	19.1	20.8
Less: Debt issuance costs	(3.9)	(4.4)
	335.2	336.4
Less: Current portion of long-term debt	14.3	15.2
Long-term debt	$320.9	$321.2
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at March 31, 2026, of approximately $18 million in 2026, $16 million in 2027, $327 million in 2028, and less than $1 million in 2029 and thereafter.
The Company paid cash of $9.9 million during both the three months ended March 31, 2026 and 2025, for interest, net of capitalized interest, related to the Company’s indebtedness and financial assurance instruments.
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
During both the fourth quarter of 2025 and the first quarter of 2026, the Company’s reported common stock prices prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were convertible at the option of the holders during the first quarter of 2026, for which no conversion requests were received, and remain convertible during the second quarter of 2026. It is the Company’s current intent to settle any conversions of the 2028 Convertible Notes through shares of its common stock. As such, the 2028 Convertible Notes are not classified as a current obligation in the accompanying condensed consolidated balance sheets. Through May 4, 2026, the Company has not received any conversion requests and does not anticipate receiving any conversion requests in the near term as the market value of the 2028 Convertible Notes exceeds their conversion value.
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At March 31, 2026, the Company had no outstanding borrowings and $66.0 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at March 31, 2026.
The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.

Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at March 31, 2026.
Cash Flows
The following table summarizes the Company’s cash flows for the three months ended March 31, 2026 and 2025, as reported in the accompanying unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net cash provided by operating activities	$30.0	$119.9
Net cash used in investing activities	(123.5)	(89.6)
Net cash used in financing activities	(22.6)	(29.1)
Net change in cash, cash equivalents and restricted cash	(116.1)	1.2
Cash, cash equivalents and restricted cash at beginning of period	1,284.5	1,382.6
Cash, cash equivalents and restricted cash at end of period	$1,168.4	$1,383.8
Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2026 compared to the prior year was driven by lower cash generated from mining operations and a year-over-year decrease in operating cash flow from working capital ($33.8 million).
Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2026 compared to the prior year was driven by higher net contributions to joint ventures ($17.9 million) and higher capital expenditures ($15.0 million).
Financing Activities. The decrease in net cash used in financing activities for the three months ended March 31, 2026 compared to the same period in the prior year was primarily driven by decreases in distributions to noncontrolling interests ($7.0 million).
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	March 31, 2026
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$937.5	$82.1	$1,019.6
Letters of credit (2)	53.5	61.7	115.2
	991.0	143.8	1,134.8
Less: Letters of credit in support of surety bonds (3)	(53.5)	(1.7)	(55.2)
Obligations supported, net	$937.5	$142.1	$1,079.6
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

Not presented in the above table is $811.3 million of restricted cash and collateral which are included in the accompanying condensed consolidated balance sheets at March 31, 2026, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance decreased $32.8 million during the three months ended March 31, 2026 due to a change in the mix of financial instruments used to support the Company’s obligations, partially offset by the impact of foreign currency rate changes.
At March 31, 2026, the Company had total asset retirement obligations of $756.3 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
At March 31, 2026, the Company’s reclamation bonding requirements were supported by approximately $705 million of restricted cash and other balances serving as collateral.
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
At March 31, 2026, the Company identified certain assets with an aggregate carrying value of approximately $60 million in its Other U.S. Thermal segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s critical accounting policies remain unchanged at March 31, 2026, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of March 31, 2026, the Company had approximately 94 million tons of U.S. thermal coal priced and committed for 2026. This includes approximately 81 million tons of PRB coal and 13 million tons of Other U.S. Thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2026 thermal coal sales volumes from its Seaborne Thermal segment of 12.0 million to 13.0 million tons comprised of thermal export volume of 7.5 million to 8.5 million tons and domestic volume of 4.5 million tons. Peabody is estimating full year 2026 metallurgical coal sales from its Seaborne Metallurgical segment of 9.3 million to 10.3 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of March 31, 2026, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.

Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2026, the Company held average rate options with an aggregate notional amount of $528.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending December 31, 2026. As of March 31, 2026, the Company also held purchased collars with an aggregate notional amount of $539.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending December 31, 2026. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $215 million to $225 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2026, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $154 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $201 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
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
As of March 31, 2026, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contracts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at March 31, 2026, a one percentage point decrease in interest rates would result in a decrease of approximately $12 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
Peabody’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, Peabody’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to achieve the desired control objectives.
During the first quarter of 2026, the Company completed the first phase of modernizing its enterprise resource planning (ERP) system with further phases planned in 2026. The upgraded ERP system has resulted in, and may continue to result in, changes to existing operational, financial and administrative business processes. The Company believes this will enhance its internal control over financial reporting due to improved operational functionality. In connection with the ERP system modernization, additional internal controls have been implemented and modifications have been made to existing internal control frameworks and procedures, as appropriate.

Except as described above, there have been no other changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A. Risk Factors.
The Company operates in a rapidly changing environment that involves a number of risks. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in Item 1A. “Risk Factors” of Part I of its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. In addition to the other information set forth in this Quarterly Report, including the information presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the risk factors disclosed in the aforementioned filing, which could materially affect the Company's results of operations, financial condition and liquidity.
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
•the Company’s mining operations are extensively regulated, which imposes significant costs, and future regulations and developments or differing interpretations of existing regulations could increase those costs or limit its ability to produce coal;
•if litigation challenging “climate superfund” laws is unsuccessful, the Company may be required to make significant payments for alleged climate change damages;
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
•the Company’s hedging activities do not cover certain risks and may expose it to earnings volatility and other risks;
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
•the Company is incorporating artificial intelligence technologies into its processes and these technologies may present business, compliance and reputational risks;
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
•the number and viability of financing and insurance alternatives available to the Company may be significantly impacted by unfavorable lending and investment policies adopted by financial institutions and insurance companies in response to concerns about the environmental impacts of coal combustion, and negative views around the Company’s environmental and social practices and related governance considerations could harm its perception among investors or result in the exclusion of its securities from consideration by those investors;
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
•the outcome of arbitration proceedings related to the termination of agreements to acquire properties from Anglo American plc could adversely affect the Company’s business, results of operations, and its financial condition;
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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, the Company’s capital structure and alternative opportunities that the Company may have for the use or investment of capital. Through March 31, 2026, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million (which included commissions paid of $0.4 million), leaving $469.6 million available for share repurchase.
Dividends
During the three months ended March 31, 2026, the Company declared dividends per share of $0.075. On May 5, 2026, the Company declared an additional dividend per share of $0.075 to be paid on June 8, 2026 to shareholders of record as of May 19, 2026.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2026	65,375	$30.68	—	$469.6
February 1 through February 28, 2026	39,413	33.59	—	469.6
March 1 through March 31, 2026	—	—	—	469.6
Total	104,788	31.77	—
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

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On February 10, 2026, James C. Grech, President & Chief Executive Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K), which is designed to be in effect until December 31, 2027, subject to customary exceptions. Mr. Grech’s Rule 10b5-1 trading arrangement calls for the sale of up to 54,500 shares, subject to certain conditions.
On February 23, 2026, Scott T. Jarboe, Chief Administrative Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K), which is designed to be in effect until January 31, 2028, subject to customary exceptions. Mr. Jarboe’s Rule 10b5-1 trading arrangement calls for potential sales of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by Peabody to satisfy applicable taxes. The number of shares to be withheld, and thus the exact maximum number of shares to be sold pursuant to Mr. Jarboe’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Jarboe’s Rule 10b5-1 trading arrangement is 45,545.
Except as set forth above, during the three months ended March 31, 2026, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408 of Regulation S-K of the Exchange Act.
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

PEABODY ENERGY CORPORATION
Date:	May 6, 2026	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)