Form 10-Q
period 2026-06-30
PEABODY ENERGY CORP
filed 2026-08-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 1-16463
____________________________________________
PEABODY ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-4004153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1245 J.J. Kelley Memorial Drive,	St. Louis,	Missouri	63131
(Address of principal executive offices)			(Zip Code)
(314) 342-3400
(Registrant’s telephone number, including area code)

701 Market Street,	St. Louis,	Missouri	63101
(Former address of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BTU	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 121.9 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at August 3, 2026.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share data)
Revenue	$1,003.2	$890.1	$1,976.5	$1,827.1
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	953.9	789.4	1,818.6	1,559.6
Depreciation, depletion and amortization	107.5	93.4	217.0	185.5
Asset retirement obligation expenses	13.8	13.8	27.4	27.4
Selling and administrative expenses	23.3	23.5	54.9	47.1
Restructuring charges	2.3	3.5	3.4	5.2
Costs related to terminated acquisition	2.3	18.8	5.3	21.2
Net gain on disposals	(4.4)	(14.8)	(16.1)	(20.0)
Loss from equity affiliates	9.9	0.9	15.6	7.6
Operating loss	(105.4)	(38.4)	(149.6)	(6.5)
Interest expense, net of capitalized interest	12.7	11.1	23.4	22.6
Induced conversion expense	17.2	—	17.2	—
Interest income	(12.1)	(13.8)	(25.2)	(29.2)
Net periodic benefit credit, excluding service cost	(0.3)	(7.4)	(0.7)	(14.8)
(Loss) income from continuing operations before income taxes	(122.9)	(28.3)	(164.3)	14.9
Income tax (benefit) provision	(37.0)	(2.7)	(53.0)	2.2
(Loss) income from continuing operations, net of income taxes	(85.9)	(25.6)	(111.3)	12.7
Loss from discontinued operations, net of income taxes	(0.3)	(0.4)	(0.5)	(0.7)
Net (loss) income	(86.2)	(26.0)	(111.8)	12.0
Less: Net income attributable to noncontrolling interests	4.4	1.6	11.2	5.2
Net (loss) income attributable to common stockholders	$(90.6)	$(27.6)	$(123.0)	$6.8

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.74)	$(0.22)	$(1.00)	$0.06
Diluted (loss) income per share	$(0.74)	$(0.22)	$(1.00)	$0.06
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.74)	$(0.23)	$(1.01)	$0.06
Diluted (loss) income per share	$(0.74)	$(0.23)	$(1.01)	$0.06
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net (loss) income	$(86.2)	$(26.0)	$(111.8)	$12.0
Postretirement plans (net of $0.0 tax provisions in each period)	(2.9)	(10.2)	(5.7)	(20.4)
Foreign currency translation adjustment	0.6	1.8	1.7	2.2
Other comprehensive loss, net of income taxes	(2.3)	(8.4)	(4.0)	(18.2)
Comprehensive loss	(88.5)	(34.4)	(115.8)	(6.2)
Less: Net income attributable to noncontrolling interests	4.4	1.6	11.2	5.2
Comprehensive loss attributable to common stockholders	$(92.9)	$(36.0)	$(127.0)	$(11.4)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2026	December 31, 2025
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$526.3	$575.3
Accounts receivable, net of allowance for credit losses of $0.0 at June 30, 2026 and December 31, 2025	328.8	314.9
Inventories, net	440.3	383.2
Other current assets	324.2	285.4
Total current assets	1,619.6	1,558.8
Property, plant, equipment and mine development, net	3,081.9	3,153.3
Operating lease right-of-use assets	119.5	121.2
Restricted cash and collateral	459.8	844.1
Investments and other assets	124.9	127.6
Deferred income taxes	43.4	2.2
Total assets	$5,449.1	$5,807.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13.5	$15.2
Accounts payable and accrued expenses	792.7	827.0
Total current liabilities	806.2	842.2
Long-term debt, less current portion	325.5	321.2
Deferred income taxes	—	26.3
Asset retirement obligations, less current portion	692.4	692.8
Accrued postretirement benefit costs	108.0	109.2
Operating lease liabilities, less current portion	85.9	87.5
Other noncurrent liabilities	133.2	145.8
Total liabilities	2,151.2	2,225.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2026 or December 31, 2025	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2026 or December 31, 2025	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.7 shares issued and 121.9 shares outstanding as of June 30, 2026 and 189.3 shares issued and 121.6 shares outstanding as of December 31, 2025	1.9	1.9
Additional paid-in capital	3,865.8	4,004.8
Treasury stock, at cost — 67.8 and 67.7 common shares as of June 30, 2026 and December 31, 2025	(1,930.6)	(1,927.3)
Retained earnings	1,214.4	1,355.9
Accumulated other comprehensive income	97.1	101.1
Peabody Energy Corporation stockholders’ equity	3,248.6	3,536.4
Noncontrolling interests	49.3	45.8
Total stockholders’ equity	3,297.9	3,582.2
Total liabilities and stockholders’ equity	$5,449.1	$5,807.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(111.8)	$12.0
Loss from discontinued operations, net of income taxes	0.5	0.7
(Loss) income from continuing operations, net of income taxes	(111.3)	12.7
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	217.0	185.5
Noncash interest expense, net	2.8	3.3
Deferred income taxes	(67.5)	(2.4)
Noncash share-based compensation	8.6	5.3
Induced conversion expense	17.2	—
Net gain on disposals	(16.1)	(20.0)
Loss from equity affiliates	15.6	7.6
Unrealized losses (gains) on foreign currency option contracts	3.6	(8.4)
Changes in current assets and liabilities:
Accounts receivable	(1.5)	51.3
Inventories	(57.1)	(24.2)
Other current assets	(38.5)	23.7
Accounts payable and accrued expenses	(7.4)	(60.2)
Collateral arrangements	75.8	(5.3)
Asset retirement obligations	(0.4)	5.0
Workers’ compensation obligations	(0.5)	—
Postretirement benefit obligations	(6.9)	(22.9)
Pension obligations	0.1	(4.9)
Other, net	(3.6)	(1.8)
Net cash provided by continuing operations	29.9	144.3
Net cash used in discontinued operations	(1.3)	(1.2)
Net cash provided by operating activities	28.6	143.1

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(143.8)	(164.6)
Changes in accrued expenses related to capital expenditures	(38.6)	(42.0)
Proceeds from disposal of assets, net of receivables	5.4	12.5
Contributions to joint ventures	(337.7)	(291.3)
Distributions from joint ventures	333.7	306.7
Other, net	(3.1)	(2.0)
Net cash used in investing activities	(184.1)	(180.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	360.0	—
Repayments of long-term debt	(501.7)	(7.6)
Payment of debt issuance and other deferred financing costs	(14.3)	(1.8)
Purchase of capped calls	(16.7)	—
Excise taxes paid related to common stock repurchases	—	(1.7)
Repurchase of employee common stock relinquished for tax withholding	(3.3)	(0.8)
Dividends paid	(18.3)	(18.3)
Distributions to noncontrolling interests	(7.7)	(14.7)
Net cash used in financing activities	(202.0)	(44.9)
Net change in cash, cash equivalents and restricted cash	(357.5)	(82.5)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,284.5	1,382.6
Cash, cash equivalents and restricted cash at end of period (2)	$927.0	$1,300.1

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$575.3
Restricted cash included in “Restricted cash and collateral”	709.2
Cash, cash equivalents and restricted cash at beginning of period	$1,284.5

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$526.3
Restricted cash included in “Restricted cash and collateral”	400.7
Cash, cash equivalents and restricted cash at end of period	$927.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.9
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	4,010.3	3,993.4	4,004.8	3,990.5
Dividend equivalent units on dividends declared	0.1	—	0.2	0.2
Conversion of 2028 Convertible Notes	(131.1)	—	(131.1)	—
Share-based compensation for equity-classified awards	3.2	2.6	8.6	5.3
Capped calls related to the issuance of 2031 Convertible Notes	(16.7)	—	(16.7)	—
Balance, end of period	3,865.8	3,996.0	3,865.8	3,996.0
Treasury stock
Balance, beginning of period	(1,930.6)	(1,927.3)	(1,927.3)	(1,926.5)
Repurchase of employee common stock relinquished for tax withholding	—	—	(3.3)	(0.8)
Balance, end of period	(1,930.6)	(1,927.3)	(1,930.6)	(1,927.3)
Retained earnings
Balance, beginning of period	1,314.2	1,470.9	1,355.9	1,445.8
Net (loss) income attributable to common stockholders	(90.6)	(27.6)	(123.0)	6.8
Dividends declared ($0.075, $0.075, $0.150 and $0.150 per share, respectively)	(9.2)	(9.2)	(18.5)	(18.5)
Balance, end of period	1,214.4	1,434.1	1,214.4	1,434.1
Accumulated other comprehensive income
Balance, beginning of period	99.4	129.0	101.1	138.8
Postretirement plans (net of $0.0 tax provisions in each period)	(2.9)	(10.2)	(5.7)	(20.4)
Foreign currency translation adjustment	0.6	1.8	1.7	2.2
Balance, end of period	97.1	120.6	97.1	120.6
Noncontrolling interests
Balance, beginning of period	44.9	47.2	45.8	58.3
Net income attributable to noncontrolling interests	4.4	1.6	11.2	5.2
Distributions to noncontrolling interests	—	—	(7.7)	(14.7)
Balance, end of period	49.3	48.8	49.3	48.8
Total stockholders’ equity	$3,297.9	$3,674.1	$3,297.9	$3,674.1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2025 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2026.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Induced Conversions of Convertible Debt. In November 2024, Accounting Standards Update (ASU) 2024-04 was issued, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The Company adopted this ASU on January 1, 2026. During the second quarter of 2026, the Company completed an induced conversion of one of its convertible debt instruments. The induced conversion was accounted for in accordance with ASU 2024‑04, and the related impact has been reflected in the Company’s consolidated financial statements for the period.
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
Government Grants. In December 2025, ASU 2025-10 was issued, which establishes guidance on the recognition, measurement and presentation of a government grant received by a business entity. U.S. GAAP did not provide such guidance, and many business entities have been analogizing to International Accounting Standard 20 or other guidance when accounting for government grants. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2028 and interim reporting periods within those periods. The amendments can be applied using a modified retrospective or retrospective approach. Early adoption is permitted. The Company currently applies an accounting approach for government grants that is substantially aligned with the recognition and measurement provisions of the ASU. Accordingly, the Company does not expect adoption to materially affect the recognition, measurement or presentation of these balances.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Environmental Credits. In May 2026, ASU 2026-02 was issued, which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The Company is required to adopt the amendments for fiscal years beginning after December 15, 2027, including interim periods within those years and must be applied on a retrospective basis by recognizing a cumulative effect to retained earnings. Early adoption is permitted. The Company will apply this guidance upon its adoption. The Company currently applies an accounting approach for environmental credits and environmental credit obligations that is substantially aligned with the recognition and measurement provisions of the ASU. Accordingly, the Company does not expect adoption to materially affect the recognition, measurement or presentation of these balances. The Company expects the principal impact of adoption will be the incremental disclosures required by the ASU.
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

	Three Months Ended June 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$40.2	$—	$222.3	$163.2	$—	$425.7
Export	190.4	—	1.5	—	—	191.9
Total thermal	230.6	—	223.8	163.2	—	617.6
Metallurgical coal
Export	—	358.2	—	—	—	358.2
Total metallurgical	—	358.2	—	—	—	358.2
Other	—	0.1	—	—	27.3	27.4
Revenue	$230.6	$358.3	$223.8	$163.2	$27.3	$1,003.2

	Three Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$35.8	$—	$275.7	$155.0	$—	$466.5
Export	159.3	—	—	—	—	159.3
Total thermal	195.1	—	275.7	155.0	—	625.8
Metallurgical coal
Export	—	251.9	—	—	—	251.9
Total metallurgical	—	251.9	—	—	—	251.9
Other	—	0.3	—	0.1	12.0	12.4
Revenue	$195.1	$252.2	$275.7	$155.1	$12.0	$890.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$75.7	$—	$511.8	$347.7	$—	$935.2
Export	352.2	—	1.5	—	—	353.7
Total thermal	427.9	—	513.3	347.7	—	1,288.9
Metallurgical coal
Export	—	640.5	—	—	—	640.5
Total metallurgical	—	640.5	—	—	—	640.5
Other	0.2	0.8	—	—	46.1	47.1
Revenue	$428.1	$641.3	$513.3	$347.7	$46.1	$1,976.5

	Six Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$73.5	$—	$551.2	$323.7	$—	$948.4
Export	386.6	—	—	—	—	386.6
Total thermal	460.1	—	551.2	323.7	—	1,335.0
Metallurgical coal
Export	—	471.6	—	—	—	471.6
Total metallurgical	—	471.6	—	—	—	471.6
Other	0.1	0.7	0.1	0.1	19.5	20.5
Revenue	$460.2	$472.3	$551.3	$323.8	$19.5	$1,827.1
(1)    Corporate and Other includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Revenue from physical sale of coal (2)	$21.7	$7.8	$35.4	$11.8
Other	5.6	4.2	10.7	7.7
Total Corporate and Other	$27.3	$12.0	$46.1	$19.5
(2)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s reportable segments and sold to customers through the Company’s coal trading business. Primarily represents the difference between the price contracted with the customer and the price allocated to the reportable segment.
Accounts Receivable
“Accounts receivable, net” at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Trade receivables, net	$270.3	$267.0
Miscellaneous receivables, net	58.5	47.9
Accounts receivable, net	$328.8	$314.9
None of the above receivables included allowances for credit losses at June 30, 2026 or December 31, 2025. No charges for credit losses were recognized during the three and six months ended June 30, 2026 or 2025.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)     Inventories
“Inventories, net” as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Materials and supplies, net	$180.2	$161.6
Saleable coal	183.8	126.0
Raw coal	76.3	95.6
Inventories, net	$440.3	$383.2
Materials and supplies inventories, net presented above have been shown net of reserves of $5.2 million and $5.1 million as of June 30, 2026 and December 31, 2025, respectively.
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
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations:

			Loss from Equity Affiliates
	Book Value at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
	(Dollars in millions)
Equity method investment related to Middlemount	$35.3	$47.5	$9.3	$0.5	$13.8	$6.8
Other equity method investments	—	—	0.6	0.4	1.8	0.8
Total equity method investments	$35.3	$47.5	$9.9	$0.9	$15.6	$7.6
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of June 30, 2026, the Company held average rate options with an aggregate notional amount of $537.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending March 31, 2027. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.71 to $0.77 over the nine-month period ending March 31, 2027. As of June 30, 2026, the Company also held purchased collars with an aggregate notional amount of $524.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending March 31, 2027. The purchased collars have a floor ranging from $0.60 to $0.67 and a ceiling ranging from $0.70 to $0.77, whereby the Company will incur a loss on the instruments for quarterly average Australian dollar-to-U.S. dollar exchange rates below the floor and a gain for quarterly average rates above the ceiling.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of June 30, 2026, the Company had a liability derivative comprised of foreign currency option contracts with a fair value of $1.0 million. As of December 31, 2025, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $2.7 million. The net amount of asset derivatives is included in “Other current assets” and the net amount of liability derivatives is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended June 30, 2026
		Total loss recognized in income	Gain realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(1.7)	$2.2	$(3.9)
Total		$(1.7)	$2.2	$(3.9)

		Three Months Ended June 30, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$3.6	$(0.5)	$4.1
Total		$3.6	$(0.5)	$4.1

		Six Months Ended June 30, 2026
		Total loss recognized in income	Gain realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(1.1)	$2.5	$(3.6)
Total		$(1.1)	$2.5	$(3.6)

		Six Months Ended June 30, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$7.2	$(1.2)	$8.4
Total		$7.2	$(1.2)	$8.4
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the hierarchy of the Company’s net (liability) asset positions for which fair value is measured on a recurring basis.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$(1.0)	$—	$(1.0)
Total net liabilities	$—	$(1.0)	$—	$(1.0)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$2.7	$—	$2.7
Total net assets	$—	$2.7	$—	$2.7
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2026 and December 31, 2025:
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

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Total debt at par value	$346.5	$340.8
Less: Unamortized debt issuance costs	(7.5)	(4.4)
Net carrying amount	$339.0	$336.4

Estimated fair value	$353.7	$557.8
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2026 and 2025. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2026 and December 31, 2025 is set forth in the table below:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Land and coal interests	$2,689.7	$2,691.2
Buildings and improvements	771.6	758.8
Machinery and equipment	2,442.2	2,377.1
Less: Accumulated depreciation, depletion and amortization	(2,821.6)	(2,673.8)
Property, plant, equipment and mine development, net	$3,081.9	$3,153.3
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $57 million at June 30, 2026 in its Other U.S. Thermal reportable segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the six months ended June 30, 2026 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefits of $37.0 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, included tax provisions of $0.3 million and $1.4 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax benefit of $53.0 million and income tax provision of $2.2 million for the six months ended June 30, 2026 and 2025, respectively, included tax provisions of $0.1 million and $1.9 million, respectively, related to the remeasurement of foreign income tax accounts. Due to existing valuation allowances, the income tax (benefit) provision is primarily related to the results from the Company’s Australian operations.
(9)     Long-term Debt
The Company’s total indebtedness as of June 30, 2026 and December 31, 2025 consisted of the following:

Debt Instrument (defined below, as applicable)	June 30, 2026	December 31, 2025
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$78.8	$320.0
0.50% Convertible Senior Notes due June 2031 (2031 Convertible Notes)	250.0	—
Finance lease obligations	17.7	20.8
Less: Debt issuance costs	(7.5)	(4.4)
	339.0	336.4
Less: Current portion of long-term debt	13.5	15.2
Long-term debt	$325.5	$321.2
Partial Repurchase of 2028 Convertible Notes
On June 2, 2026, through a private offering, the Company issued $250.0 million in aggregate principal amount of 2031 Convertible Notes, as described below. The Company used the proceeds of the offering of the 2031 Convertible Notes, together with available cash, to repurchase $241.2 million aggregate principal amount of its outstanding 2028 Convertible Notes for consideration of $386.8 million. The repurchase of the existing notes was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20 and ASU 2024-04. A portion of the consideration in excess of the amount issuable pursuant to the original conversion terms, $17.2 million, was recognized as “Induced conversion expense” in the unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2026. The remaining excess of the consideration over the carrying value of the repurchased 2028 Convertible Notes on the date of repurchase of $131.1 million, which included unamortized debt issuance costs of $2.7 million, was recorded as “Additional paid-in capital” in the condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture, dated as of March 1, 2022 (the 2028 Indenture), between the Company and Wilmington Trust, National Association, as trustee. During the second quarter of 2026, in connection with the issuance of the 2031 Convertible Notes, the Company used the proceeds therefrom and available cash to repurchase $241.2 million in aggregate principal amount of the 2028 Convertible Notes as described above.
The remaining 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bear interest at a rate of 3.250% per year, payable semi-annually in arrears on March 1 and September 1 of each year.
The initial conversion rate for the 2028 Convertible Notes was 50.3816 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an initial conversion price of approximately $19.85 per share of the Company’s common stock. The terms of the 2028 Indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock once such cumulative dividends impact the conversion rate by at least 1%. Effective November 13, 2025, the conversion rate was increased to 52.3853 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which represented an adjusted conversion price of approximately $19.09 per share. Under the applicable conversion rate formula, the cumulative $0.150 per share dividends declared and paid since the prior conversion rate adjustment yielded a revised conversion rate of 52.6686 shares per $1,000 principal amount of 2028 Convertible Notes, which did not meet the 1% threshold to impact the existing conversion rate of 52.3853. The conversion rate may be impacted prospectively, based upon cumulative dividends paid. The conversion rate is also subject to further adjustment under certain circumstances in accordance with the terms of the 2028 Indenture.
During the first quarter of 2026, the Company’s reported common stock prices prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were convertible at the option of the holders during the second quarter of 2026, for which no conversion requests were received. During the second quarter of 2026, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the third quarter of 2026.
As of June 30, 2026, the if-converted value of the 2028 Convertible Notes exceeded the principal amount by $16.6 million.
2031 Convertible Notes
On June 2, 2026, through a private offering, the Company issued the 2031 Convertible Notes in the aggregate principal amount of $250.0 million. The 2031 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture, dated June 2, 2026 (the 2031 Indenture), between the Company and Wilmington Trust, National Association, as trustee.
The Company used the proceeds of the offering of the 2031 Convertible Notes to fund $16.7 million of capped call transactions, as discussed below, and together with available cash, to repurchase $241.2 million of its outstanding 2028 Convertible Notes, as described above. The Company capitalized $6.8 million of debt issuance costs related to the offering during the six months ended June 30, 2026.
The 2031 Convertible Notes will mature on June 1, 2031, unless earlier repurchased, redeemed or converted in accordance with their terms. The 2031 Convertible Notes will bear interest from June 2, 2026 at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2026.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2031 Convertible Notes will be convertible at the option of the holders only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the Measurement Period) in which the trading price per $1,000 principal amount of 2031 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such 2031 Convertible Notes for redemption; and (5) at any time from, and including, December 1, 2030 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2031 Indenture. The initial conversion rate for the 2031 Convertible Notes will be 26.0970 shares of the Company’s common stock per $1,000 principal amount of 2031 Convertible Notes, which represents an initial conversion price of approximately $38.32 per share of the Company’s common stock. The initial conversion price represents a premium of approximately 32.5% over the U.S. composite volume weighted average price of Peabody’s common stock from 9:30 a.m. through 4:00 p.m. Eastern Daylight Time on May 28, 2026, which was $28.9197 per share. The conversion rate and conversion price are subject to adjustment under certain circumstances in accordance with the terms of the 2031 Indenture. If certain corporate events described in the 2031 Indenture occur prior to the maturity date, or the Company delivers a redemption notice (as described below), the conversion rate will be increased for a holder who elects to convert its 2031 Convertible Notes in connection with such corporate event or redemption notice, as the case may be, in certain circumstances.
The Company may not redeem the 2031 Convertible Notes prior to June 5, 2029, except in the event of a cleanup redemption (as defined below). The Company may redeem the 2031 Convertible Notes in whole or in part (subject to certain limitations), at its option at any time, and from time to time, on or after June 5, 2029 and on or before the 31st scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2031 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if (i) the 2031 Convertible Notes are “freely tradable” (as defined in the 2031 Indenture), and all accrued and unpaid additional interest, if any, has been paid in full, as of the date the Company sends the related redemption notice; and (ii) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2031 Convertible Notes unless at least $75 million aggregate principal amount of 2031 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. No sinking fund is provided for the 2031 Convertible Notes.
Peabody may redeem for cash all, but not less than all, of the 2031 Convertible Notes at any time if (i) the 2031 Convertible Notes are “freely tradable” (as defined in the 2031 Indenture), and all accrued and unpaid additional interest, if any, has been paid in full, as of the date Peabody sends the related redemption notice; and (ii) the amount of the 2031 Convertible Notes that remains outstanding is less than 15% of the aggregate principal amount of the 2031 Convertible Notes initially issued under the 2031 Indenture at a redemption price equal to 100% of the principal amount of the 2031 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (a cleanup redemption).
If the Company undergoes a fundamental change (as defined in the 2031 Indenture), noteholders may require the Company to repurchase their 2031 Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the 2031 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, the Company entered into privately negotiated capped call transactions (the Capped Call Transactions) with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes prior to May 30, 2030, and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2031 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call Transactions will initially be $50.6095 per share, which represents a premium of approximately 75.0% over the U.S. composite volume weighted average price of the Company’s common stock from 9:30 a.m. through 4:00 p.m. Eastern Daylight Time on May 28, 2026 (which was $28.9197 per share), and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions will expire over a period of trading days beginning on April 17, 2030.
The Capped Call Transactions are accounted for as equity instruments in “Additional paid-in capital” in the condensed consolidated balance sheet and are not subsequently remeasured as long as they continue to meet the conditions for equity classification. Accordingly, the premiums paid for the Capped Call Transactions are recorded as a reduction to additional paid-in capital and do not affect the Company’s basic or diluted earnings per share, although they are expected to reduce the potential economic dilution from any conversion of the 2031 Convertible Notes, subject to the cap.
Revolving Credit Facility
The Company established a revolving credit facility by entering into a credit agreement, dated as of January 18, 2024, as amended, (the Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto. On June 9, 2026, the Company amended the Credit Agreement to, among other things, permit the Australian Surety Bond Facilities (as defined and further described in Note 12. “Financial Instruments and Other Guarantees”). On June 30, 2026, the Company further amended the Credit Agreement to, among other things, (i) increase the revolving commitments under the Credit Agreement from an aggregate principal amount equal to $320.0 million to an aggregate principal amount equal to $400.0 million; (ii) extend the maturity date of the revolving commitments and any related loans (any such loans, the Revolving Loans) from January 18, 2028 to June 30, 2030; and (iii) decrease the interest rate applicable to the Revolving Loans from a rate equal to a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option, to a rate equal to SOFR plus an applicable margin ranging from 3.25% to 4.00%, depending on the Company’s total net leverage ratio or a base rate plus an applicable margin ranging from 2.25% to 3.00%, at the Company’s option. After the June 30, 2026 amendment, letters of credit issued under the Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.25% to 4.00% plus a fronting fee equal to 0.125% per annum. Prior to the amendment, the combined fee was equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the Credit Agreement bears a commitment fee of 0.50% per annum. The Company paid aggregate deferred financing costs of $5.6 million as part of the amendments during the six months ended June 30, 2026.
During the second quarter of 2026, the Company borrowed and repaid $110.0 million under the revolving credit facility. At June 30, 2026, the Credit Agreement was only utilized for letters of credit of $58.2 million. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the revolving credit facility was $341.8 million at June 30, 2026.
The Credit Agreement contains customary covenants that, among other things and subject to certain exceptions (including compliance with financial ratios), may limit the Company and its subsidiaries’ ability to incur additional indebtedness, make certain restricted payments or investments, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets. The Credit Agreement is secured by substantially all assets of the Company and its U.S. subsidiaries, as well as a pledge of two Australian subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
2028 Convertible Notes	$2.0	$2.6	$4.6	$5.2
2031 Convertible Notes	0.1	—	0.1	—
Finance lease obligations	0.4	0.3	0.7	0.7
Financial assurance instruments	6.2	6.4	12.9	13.6
Amortization of debt issuance costs	1.4	1.4	2.8	2.8
Receivables securitization program	0.6	0.6	1.2	1.2
Capitalized interest	—	(1.7)	(2.1)	(3.9)
Other	2.0	1.5	3.2	3.0
Interest expense, net of capitalized interest	$12.7	$11.1	$23.4	$22.6

Cash paid for interest, net of capitalized interest	$23.4	$14.2	$33.3	$24.1
Non-cash interest expense	$1.4	$1.7	$2.8	$3.3
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2026.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension, postretirement benefit and workers’ compensation costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
The Company sponsors a qualified pension plan. Annual contributions to the qualified plan are made in accordance with minimum funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of June 30, 2026, the qualified plan was expected to be at or above the Pension Protection Act thresholds. During the three and six months ended June 30, 2026, the Company contributed $0.6 million to its qualified pension plan. The Company expects to contribute a total of $2.0 million to the qualified plan in 2026 to maintain these thresholds and meet minimum funding requirements.
Net periodic postretirement benefit credit included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.1	$0.1	$0.2
Interest cost on accumulated postretirement benefit obligation	1.7	1.9	3.3	3.9
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.2)
Amortization of prior service credit	(2.9)	(10.2)	(5.7)	(20.4)
Net periodic postretirement benefit credit	$(1.2)	$(8.3)	$(2.4)	$(16.5)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In July 2026, the Company announced changes to its postretirement health care benefit plan for non-represented employees and retirees. Effective December 31, 2026, the Company will no longer provide a medical reimbursement benefit to certain existing employees and retirees. As of June 30, 2026, the net health care benefit obligation attributed to these certain existing employees and retirees was approximately $21.6 million. The impact of the changes will reduce the Company’s postretirement benefit obligation during the third quarter of 2026. The liability is expected to be remeasured, with the resulting benefit of the plan changes recorded in “Accumulated other comprehensive income” and amortized to future earnings based upon the remaining life of the plan.
(11) Earnings per Share (EPS)
Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding. As such, the Company includes the 2028 Convertible Notes, the 2031 Convertible Notes and share-based compensation awards in its potentially dilutive securities. Generally, dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
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
A conversion of the Company’s 2028 Convertible Notes and/or 2031 Convertible Notes may result in payment in Peabody’s common stock. For diluted EPS purposes, the potentially dilutive common stock is assumed to have been converted at the beginning of the period (or at the time of issuance, if later). In periods where the potentially dilutive common stock is included in the computation of diluted EPS, the numerator will be adjusted to add back tax adjusted interest expense, which includes the amortization of debt issuance costs, related to the convertible debt. For the three and six months ended June 30, 2026, the computation of diluted EPS excluded 14.4 million and 15.6 million shares, respectively, related to the 2028 Convertible Notes and the 2031 Convertible Notes combined, because their inclusion would have been anti-dilutive for those periods. The 2031 Convertible Notes were not outstanding during the three and six months ended June 30, 2025; accordingly, for those periods, the computation of diluted EPS excluded 16.6 million and 16.5 million shares, respectively, related only to the 2028 Convertible Notes, because their inclusion would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate share-based compensation awards of 1.3 million shares and 1.1 million shares for the three months ended June 30, 2026 and 2025, respectively, and 1.3 million and 0.3 million for the six months ended June 30, 2026 and 2025, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share data)
Basic EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(85.9)	$(25.6)	$(111.3)	$12.7
Less: Net income attributable to noncontrolling interests	4.4	1.6	11.2	5.2
(Loss) income from continuing operations attributable to common stockholders	(90.3)	(27.2)	(122.5)	7.5
Loss from discontinued operations, net of income taxes	(0.3)	(0.4)	(0.5)	(0.7)
Net (loss) income attributable to common stockholders	$(90.6)	$(27.6)	$(123.0)	$6.8

Diluted EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(85.9)	$(25.6)	$(111.3)	$12.7
Add: Tax adjusted interest expense related to convertible notes	—	—	—	—
Less: Net income attributable to noncontrolling interests	4.4	1.6	11.2	5.2
(Loss) income from continuing operations attributable to common stockholders	(90.3)	(27.2)	(122.5)	7.5
Loss from discontinued operations, net of income taxes	(0.3)	(0.4)	(0.5)	(0.7)
Net (loss) income attributable to common stockholders	$(90.6)	$(27.6)	$(123.0)	$6.8

EPS denominator:
Weighted average shares outstanding — basic	122.0	121.7	122.0	121.7
Dilutive impact of share-based compensation awards	—	—	—	0.6
Weighted average shares outstanding — diluted	122.0	121.7	122.0	122.3

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.74)	$(0.22)	$(1.00)	$0.06
Loss from discontinued operations	—	(0.01)	(0.01)	—
Net (loss) income attributable to common stockholders	$(0.74)	$(0.23)	$(1.01)	$0.06

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.74)	$(0.22)	$(1.00)	$0.06
Loss from discontinued operations	—	(0.01)	(0.01)	—
Net (loss) income attributable to common stockholders	$(0.74)	$(0.23)	$(1.01)	$0.06
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2026
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,194.0	$82.4	$1,276.4
Letters of credit (2)	62.3	57.9	120.2
	1,256.3	140.3	1,396.6
Less: Letters of credit in support of surety bonds (3)	(62.3)	(1.9)	(64.2)
Obligations supported, net	$1,194.0	$138.4	$1,332.4
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
Australian Surety Bond Facilities
On June 12, 2026, certain of the Company’s Australian subsidiaries (collectively, the Australian Surety Bond Facility Obligors), each an indirect subsidiary of PEC, established new Australian dollar-denominated surety bond facilities with an aggregate combined principal amount of $700.0 million Australian dollars in commitments by entering into agreements with surety bond providers (the Australian Surety Bond Facilities). The Australian Surety Bond Facilities have been established to, among other things, establish a surety bonding facility, primarily to support reclamation bonding requirements, to replace the Australian Surety Bond Facility Obligors’ existing 100% cash collateralized programs. During the six months ended June 30, 2026, the Company capitalized $1.9 million of deferred financing costs related to the Australian Surety Bond Facilities.
The surety bond commitments established under the Australian Surety Bond Facilities terminate on June 12, 2031 (the Maturity Date). Surety bonds issued under the Australian Surety Bond Facilities may be issued with or without an expiration date, but any surety bond that does not have an expiration date or that has an expiration date occurring after the Maturity Date, must be repaid, prepaid in full or otherwise satisfied on or prior to the Maturity Date.
The Australian Surety Bond Facilities contain customary covenants that, among other things and subject to certain exceptions (including compliance with financial ratios), may limit the Australian Surety Bond Facility Obligors and their respective subsidiaries’ ability to incur additional financial indebtedness, make certain distributions or loans, sell or otherwise dispose of assets, enter into certain affiliate transactions, create or incur liens, and enter into mergers or other significant corporate transactions. The Australian Surety Bond Facilities are secured by substantially all of the assets of the Australian Surety Bond Facility Obligors.
Surety Agreement Termination
On June 12, 2026, the Company terminated that certain Transaction Support Agreement and Surety Resolution Term Sheet, each dated as of November 6, 2020 (as amended, supplemented or otherwise modified to the date hereof, the TSA), by and among the Company, certain subsidiaries of the Company party thereto and certain providers of its surety program (collectively, the Sureties). In connection with the termination of the TSA, on June 12, 2026, the Company terminated that certain Collateral Agency and Security Agreement, dated as of May 3, 2022 (as amended, supplemented or otherwise modified to the date hereof, the TSA Security Agreement), by and among the Company, certain subsidiaries of the Company party thereto, the Sureties party thereto and Bank of New York Mellon Trust Company, N.A., as collateral agent (the TSA Collateral Agent). All obligations of the Company to the Sureties and the TSA Collateral Agent, as applicable, under the TSA and the TSA Security Agreement have been satisfied. The termination of the TSA allowed for the overall reduction of collateral pledged to the Sureties.

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
At June 30, 2026, the Company had no outstanding borrowings and $62.0 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $91.0 million at June 30, 2026. The Company was not required to post cash collateral under the Securitization Program at June 30, 2026.
The Company incurred interest and fees associated with the Securitization Program of $0.6 million during both the three months ended June 30, 2026 and 2025, and $1.2 million during both the six months ended June 30, 2026 and 2025, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) reduce the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%. At June 30, 2026, letters of credit of $77.9 million were outstanding under the agreement.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the second quarter of 2026, the Australian Surety Bond Facilities, as described above, were established which reduced the utilization of the cash-backed bank guarantee facilities during the three months ended June 30,2026. At June 30, 2026, guarantees of $11.8 million were issued for which the Company receives a variable deposit rate on the amount of cash collateral posted in support of the facilities, which mature at various dates between 2026 and 2030.

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

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$309.4	$383.6
Credit support facilities (2) (3)	91.3	325.6
	400.7	709.2
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	59.1	134.9
Restricted cash and collateral	$459.8	$844.1
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
(3)    At June 30, 2026, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $17 million and $86 million, respectively. At December 31, 2025, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $312 million and $201 million, respectively.
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2026, purchase commitments for capital expenditures were $47.4 million, all of which is obligated within the next 12 months.
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
Litigation and Matters Relating to Continuing Operations
Arbitration Relating to Terminated Anglo American plc (Anglo) Acquisition. On November 25, 2024, Peabody entered into definitive agreements (the Purchase Agreements) to acquire from Anglo certain assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia (collectively, the Assets), including Anglo’s interests in the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central operating mine, the Dawson South operating mine, the Dawson South Exploration project and the Theodore South exploration project, collectively, the Dawson Assets). The Company agreed to, following the prospective closing of the Anglo acquisition, sell the Dawson Assets to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On August 19, 2025, Peabody terminated the Purchase Agreements. The termination of the Purchase Agreements followed Peabody’s prior delivery of a notice of a Material Adverse Change (MAC) as a result of an ignition event at the Moranbah North mine on March 31, 2025, which had led to the closure of the mine. Following Peabody’s termination of the Purchase Agreements, Anglo returned $29.0 million of the $75.0 million deposit previously paid by Peabody, and Peabody has demanded the outstanding $46.0 million of the deposit also be returned.
On September 23, 2025, various subsidiaries of Anglo initiated International Chamber of Commerce arbitration proceedings in London, United Kingdom, against Peabody and certain of its affiliates. At that time, Anglo’s complaint alleged, among other things, that Peabody wrongfully terminated the Purchase Agreements and sought, among other things, declarations that the ignition event at the Moranbah North mine did not constitute a MAC, as well as damages for losses in an unspecified amount, plus costs and interest. On June 5, 2026, Anglo filed its Statement of Claim, in which it purported to quantify, for the first time in the arbitration proceedings, the damages that it is demanding at approximately $755.0 million. This amount primarily consists of $628.4 million in claimed losses, representing what Anglo contends is the difference in value of the Assets between November 25, 2024 and August 19, 2025, with the remainder consisting of Anglo’s claimed additional costs and interest on such claimed losses and costs.
Peabody disputes Anglo’s allegations in the arbitration proceedings and submits it properly terminated the Purchase Agreements. With respect to Anglo’s calculation of its supposed damages, Peabody believes it is fundamentally flawed for several reasons, including because Anglo’s calculation assumes that the substantial portion of any loss in value is not attributable to the MAC and specifically the ignition event at Moranbah North. In this regard, Peabody remains confident that a MAC occurred, and that it was entitled to terminate the Purchase Agreements. However, while Peabody strongly disagrees with Anglo’s claim that the ignition event at the Moranbah North mine did not constitute a MAC, it is reasonably possible that the Company may incur a loss in connection with Anglo’s claim. That said, given Peabody’s strong view that it was entitled to terminate the Purchase Agreements, as well as the fundamental disagreement over the basis for Anglo’s calculation of its alleged damages, Peabody is unable to provide a reasonable estimate of any possible loss or range of loss relating to this matter. In addition, Peabody expects to receive the remaining $46.0 million purchase deposit under the termination provisions of the Purchase Agreements.
A final hearing in the arbitration proceedings is scheduled for September 2027.
Shareholder Action. On June 25, 2026, a putative class action lawsuit was filed against the Company and certain current/former executives (together Defendants) in the United States District Court of the Eastern District of Missouri on behalf of a putative class of investors who purchased or otherwise acquired Peabody Energy common stock from October 14, 2024 to May 4, 2026. The lawsuit alleges that Defendants made certain misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 regarding the Company’s ability to resume longwall production at the Centurion mine. Defendants have not yet responded to the complaint, but intend to defend themselves vigorously. Peabody is unable to provide a reasonable estimate of any possible loss or range of loss relating to this matter.
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
Reportable segment results were as follows:

	Three Months Ended June 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$230.6	$358.3	$223.8	$163.2	$975.9
Less Significant Segment Expenses:
Labor costs	37.1	78.5	55.9	48.7
Repair costs	31.0	70.0	28.9	29.4
Outside services	31.8	113.6	30.2	36.1
Commodities expense	37.0	28.5	52.8	25.5
Sales related costs	42.7	93.1	48.6	12.2
Other expenses (1)	(1.1)	(8.4)	14.5	(15.6)
Adjusted EBITDA	52.1	(17.0)	(7.1)	26.9	54.9
Additions to property, plant, equipment and mine development	9.6	30.7	10.4	5.5	56.2

	Three Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$195.1	$252.2	$275.7	$155.1	$878.1
Less Significant Segment Expenses:
Labor costs	37.7	61.3	52.9	48.9
Repair costs	29.0	41.4	32.6	39.6
Outside services	26.9	85.8	28.8	37.6
Commodities expense	19.9	12.6	35.8	17.7
Sales related costs	44.8	58.7	73.9	9.4
Other expenses (1)	3.3	1.6	8.7	(11.6)
Adjusted EBITDA	33.5	(9.2)	43.0	13.5	80.8
Additions to property, plant, equipment and mine development	9.6	72.9	5.5	5.4	93.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$428.1	$641.3	$513.3	$347.7	$1,930.4
Less Significant Segment Expenses:
Labor costs	72.8	149.7	116.0	100.0
Repair costs	60.4	134.5	65.5	61.8
Outside services	55.0	215.2	68.5	68.8
Commodities expense	58.1	41.7	103.7	48.4
Sales related costs	82.2	162.1	112.4	24.1
Other expenses (1)	(1.0)	(37.9)	30.6	(20.1)
Adjusted EBITDA	100.6	(24.0)	16.6	64.7	157.9
Additions to property, plant, equipment and mine development	18.2	85.7	25.8	10.7	140.4

	Six Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$460.2	$472.3	$551.3	$323.8	$1,807.6
Less Significant Segment Expenses:
Labor costs	72.8	116.3	102.7	99.1
Repair costs	53.8	88.4	64.1	73.7
Outside services	53.7	157.9	59.9	73.4
Commodities expense	39.0	26.0	74.5	37.2
Sales related costs	99.4	112.7	149.2	19.4
Other expenses (1)	23.8	(33.0)	21.6	(25.4)
Adjusted EBITDA	117.7	4.0	79.3	46.4	247.4
Additions to property, plant, equipment and mine development	18.1	126.1	9.4	10.0	163.6
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
The following table presents total assets at the division level:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Seaborne	$2,345.6	$2,543.4
U.S. Thermal	1,334.2	1,301.7
Corporate and Other	1,769.3	1,962.1
Total assets	$5,449.1	$5,807.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of reportable segment totals follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Revenue from reportable segments	$975.9	$878.1	$1,930.4	$1,807.6
Reconciling items
Corporate and Other	27.3	12.0	46.1	19.5
Revenue	$1,003.2	$890.1	$1,976.5	$1,827.1

Adjusted EBITDA from reportable segments	$54.9	$80.8	$157.9	$247.4
Reconciling items
Corporate and Other (1)	(30.9)	12.5	(51.4)	(10.1)
Depreciation, depletion and amortization	(107.5)	(93.4)	(217.0)	(185.5)
Asset retirement obligation expenses	(13.8)	(13.8)	(27.4)	(27.4)
Restructuring charges	(2.3)	(3.5)	(3.4)	(5.2)
Costs related to terminated acquisition	(2.3)	(18.8)	(5.3)	(21.2)
Changes in amortization of basis difference related to equity affiliates	0.7	0.8	1.3	1.4
Interest expense, net of capitalized interest	(12.7)	(11.1)	(23.4)	(22.6)
Induced conversion expense	(17.2)	—	(17.2)	—
Interest income	12.1	13.8	25.2	29.2
Unrealized (losses) gains on foreign currency option contracts	(3.9)	4.1	(3.6)	8.4
Take-or-pay contract-based intangible recognition	—	0.3	—	0.5
(Loss) income from continuing operations before incomes taxes	$(122.9)	$(28.3)	$(164.3)	$14.9

Additions to property, plant, equipment and mine development from reportable segments	$56.2	$93.4	$140.4	$163.6
Reconciling items
Corporate and Other	2.2	0.8	3.4	1.0
Additions to property, plant, equipment and mine development	$58.4	$94.2	$143.8	$164.6
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2025, Peabody sold 122.0 million tons of coal. The Company owned interests in 17 active coal mining operations located in the United States (U.S.) and Australia at June 30, 2026. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia.
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
Pricing during the three months ended June 30, 2026 is set forth in the table below.

	High	Low	Average	June 30, 2026	August 3, 2026
Premium low-vol hard coking coal (Premium HCC) (1)	$245.00	$230.80	$238.27	$243.50	$214.00
Premium low-vol pulverized coal injection (Premium PCI) coal (1)	173.50	154.90	161.49	168.10	158.00
Newcastle index thermal coal (1)	152.75	125.26	135.86	128.06	131.25
API 5 index thermal coal (1)	104.52	87.24	96.51	96.00	94.50
PRB 8,800 Btu/Lb coal (2)	15.75	14.55	15.02	14.55	14.50
Illinois Basin 11,500 Btu/Lb coal (2)	55.75	54.75	55.14	54.75	54.50
(1)    Spot pricing expressed per metric tonne.
(2)    Prompt month pricing expressed per short ton.
The seaborne pricing included in the table above is not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2026 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table above is also not necessarily indicative of the pricing the Company realized during the three months ended June 30, 2026 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.
Within the global coal industry, supply and demand for its products and the supplies used for mining are being impacted by recent geopolitical events and changes to trade policy, including tariffs and customs regulations. As future developments related to geopolitical events and trade policy, including additional or retaliatory tariffs, delays in implementing previously announced changes or ongoing negotiations between countries, are unknown, the global coal industry data for the six months ended June 30, 2026 presented herein may not be indicative of their ultimate impacts.

During the six months ended June 30, 2026, regional divergence in supply and demand fundamentals in the seaborne metallurgical coal market contributed to a 29% increase in the Premium HCC price and a 17% rise in the Premium PCI price. Weather-related interruptions and operational challenges in Australia periodically constrained export availability and provided support to Premium HCC and Premium PCI prices. Seaborne supply remained responsive to periods of price strength, with producer output recovering following disruption events. Robust blast furnace output in China and domestic coal supply constraints following a major mine accident in Shanxi Province which triggered widespread safety inspections and production suspensions, contributed to tighter domestic coking coal availability and increased Chinese imports of seaborne coal. While India remains the largest growth market for steel production, monsoon-related disruptions and softer steel margins contributed to a moderation in metallurgical coal import demand during the period. Continued geopolitical tensions, constrained availability of premium metallurgical coal products and disruptions to global trade routes contributed to ongoing volatility across energy, freight and raw material markets during the first half of 2026. Despite these headwinds, underlying steel production and industrial activity in key consuming markets continues to provide support for seaborne metallurgical coal demand.
During the six months ended June 30, 2026, the seaborne thermal coal market remained supported by national government energy security policies. Elevated liquefied natural gas (LNG) prices and continued volatility across global energy markets encouraged utilities in several importing regions to consider greater coal utilization, particularly in import-dependent regions, such as Asia and Europe. Chinese power demand remained resilient, supported by rising industrial activity and seasonal requirements, while domestic coal production growth moderated import demand. In India, high levels of domestic coal output continued to limit seaborne imports, as record high electricity consumption provided underlying support for domestic production. Thermal coal prices are expected to remain sensitive to geopolitical developments affecting energy trade flows, developments in LNG markets, Indonesia’s coal policy reforms, Asian inventory levels and global weather patterns influencing power demand trends. Demand for energy from thermal coal remains an important component of the global power generation mix through the remainder of 2026 as governments and utilities continue to prioritize reliable and affordable energy supply.
In the U.S., overall electricity demand increased just under 1% year-over-year through the six months ended June 30, 2026. Through the first six months of 2026, electricity generation from thermal coal decreased year-over-year, driven by lower natural gas prices, stronger renewable generation and milder spring temperatures in coal-heavy markets in the U.S. Coal’s share of electricity generation decreased to approximately 14% for the six months ended June 30, 2026, while wind and solar’s combined generation share increased to 22% and the share of natural gas generation remained stable at approximately 37%. U.S. coal inventories have increased almost 10 million tons compared to the end of 2025 through June 30, 2026.
Financing and Liquidity Transactions
During the second quarter of 2026, Peabody completed multiple financing transactions. The Company issued $250.0 million of new convertible senior unsecured notes and used the proceeds of the offering and available cash to purchase a capped call with a cap price of $50.61 per share and to repurchase $241.2 million of the existing convertible senior unsecured notes for cash consideration of $386.8 million. These transactions lowered the Company’s borrowing rates, extended debt maturities to 2031 and reduced potential common share dilution from the convertible notes by approximately 6.2 million shares to approximately 10.7 million potential shares. From an economic perspective, the $145.6 million premium paid above par value to repurchase the existing convertible senior notes was equivalent to repurchasing approximately 5.0 million shares at a weighted average price of $28.92 per share. The Company also entered into standard agreements with surety providers in the U.S. and Australia during the quarter, which reduced total reclamation collateral requirements and released formerly restricted cash and cash collateral. And finally, the Company amended its existing revolving credit facility to increase funding capacity, lower interest rates and extend the maturity date.
Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of these financing and liquidity transactions.
Arbitration Relating to Terminated Anglo American plc (Anglo) Acquisition
On November 25, 2024, Peabody entered into definitive agreements (the Purchase Agreements) to acquire from Anglo certain assets and businesses associated with Anglo’s metallurgical coal portfolio in Australia (collectively, the Assets), including Anglo’s interests in the Moranbah North and Grosvenor mines, the Moranbah South development project, the Capcoal complex, the Roper Creek mine and the Dawson complex (comprising the Dawson Main/Central operating mine, the Dawson South operating mine, the Dawson South Exploration project and the Theodore South exploration project, collectively, the Dawson Assets). The Company agreed to, following the prospective closing of the Anglo acquisition, sell the Dawson Assets to Pt Bukit Makmur Mandiri Utama or one of its subsidiaries.

On August 19, 2025, Peabody terminated the Purchase Agreements. The termination of the Purchase Agreements followed Peabody’s prior delivery of a notice of a Material Adverse Change (MAC) as a result of an ignition event at the Moranbah North mine on March 31, 2025, which had led to the closure of the mine. Following Peabody’s termination of the Purchase Agreements, Anglo returned $29.0 million of the $75.0 million deposit previously paid by Peabody, and Peabody has demanded the outstanding $46.0 million of the deposit also be returned. See Note 13. “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further information.
On September 23, 2025, various subsidiaries of Anglo initiated International Chamber of Commerce arbitration proceedings in London, United Kingdom, against Peabody and certain of its affiliates. At that time, Anglo’s complaint alleged, among other things, that Peabody wrongfully terminated the Purchase Agreements and sought, among other things, declarations that the ignition event at the Moranbah North mine did not constitute a MAC, as well as damages for losses in an unspecified amount, plus costs and interest. On June 5, 2026, Anglo filed its Statement of Claim, in which it purported to quantify, for the first time in the arbitration proceedings, the damages that it is demanding at approximately $755.0 million. This amount primarily consists of $628.4 million in claimed losses, representing what Anglo contends is the difference in value of the Assets between November 25, 2024 and August 19, 2025, with the remainder consisting of Anglo’s claimed additional costs and interest on such claimed losses and costs.
Peabody disputes Anglo’s allegations in the arbitration proceedings and submits it properly terminated the Purchase Agreements. With respect to Anglo’s calculation of its supposed damages, Peabody believes it is fundamentally flawed for several reasons, including because Anglo’s calculation assumes that the substantial portion of any loss in value is not attributable to the MAC and specifically the ignition event at Moranbah North. In this regard, Peabody remains confident that a MAC occurred, and that it was entitled to terminate the Purchase Agreements. However, while Peabody strongly disagrees with Anglo’s claim that the ignition event at the Moranbah North mine did not constitute a MAC, it is reasonably possible that the Company may incur a loss in connection with Anglo’s claim. That said, given Peabody’s strong view that it was entitled to terminate the Purchase Agreements, as well as the fundamental disagreement over the basis for Anglo’s calculation of its alleged damages, Peabody is unable to provide a reasonable estimate of any possible loss or range of loss relating to this matter. In addition, Peabody expects to receive the remaining $46.0 million purchase deposit under the termination provisions of the Purchase Agreements.
A final hearing in the arbitration proceedings is scheduled for September 2027.
Potential Recovery of Rare Earth Elements (REE)
In early July 2026, it was announced that Peabody had been awarded a grant from the U.S. Department of Energy to advance REE and critical minerals (CM) development opportunities in the Powder River Basin. Combined with the Wyoming Energy Authority grant awarded in February 2026, the Company continues to advance its evaluation of the potential recovery of REE and CM and other REE/CM opportunities.
Centurion Update
During the initial longwall commissioning, mechanical and electrical issues were encountered at the Centurion Mine. The issues were resolved, but the disruptions constrained cutting speeds which contributed to temporary challenges to roof conditions. The operating team has implemented effective processes to address face conditions while maintaining production momentum and is working through the remaining roof control issues. With operational constraints significantly reduced, Peabody's focus is on achieving targeted production rates.
Results of Operations
Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
Summary
The decrease in results from continuing operations, net of income taxes for the three and six months ended June 30, 2026 compared to the same periods in the prior year ($60.3 million and $124.0 million, respectively) was driven by higher operating costs and expenses ($164.5 million and $259.0 million, respectively), induced conversion expense recognized in the current year ($17.2 million, three and six months), higher depreciation, depletion and amortization ($14.1 million and $31.5 million, respectively), reduced net gains on disposals ($10.4 million and $3.9 million, respectively), increased losses from equity affiliates ($9.0 million and $8.0 million, respectively) and lower net periodic benefit credits ($7.1 million and $14.1 million, respectively). The unfavorable variances were partially offset by higher revenue ($113.1 million and $149.4 million, respectively) primarily driven by favorable pricing, increased tax benefits ($34.3 million and $55.2 million, respectively) and lower costs related to the terminated acquisition ($16.5 million and $15.9 million, respectively).

Adjusted EBITDA for the three and six months ended June 30, 2026 reflected a year-over-year decrease of $69.3 million and $130.8 million, respectively.
Tons Sold
The following table presents tons sold:

	Three Months Ended June 30,		(Decrease) Increase to Volumes		Six Months Ended June 30,		(Decrease) Increase to Volumes
	2026	2025	Tons	%	2026	2025	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	3.0	3.6	(0.6)	(17)%	6.0	8.0	(2.0)	(25)%
Seaborne Metallurgical	2.5	2.2	0.3	14%	4.5	4.0	0.5	13%
Powder River Basin	16.4	20.0	(3.6)	(18)%	37.6	39.6	(2.0)	(5)%
Other U.S. Thermal	3.0	2.9	0.1	3%	6.3	6.0	0.3	5%
Total tons sold from reportable segments	24.9	28.7	(3.8)	(13)%	54.4	57.6	(3.2)	(6)%
Corporate and Other	—	—	—	n.m.	0.1	—	0.1	n.m.
Total tons sold	24.9	28.7	(3.8)	(13)%	54.5	57.6	(3.1)	(5)%
Supplemental Financial Data
The following table presents supplemental financial data by reportable segment:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Revenue per Ton (1)
Seaborne Thermal	$74.85	$53.22	$21.63	41%	$70.81	$57.25	$13.56	24%
Seaborne Metallurgical	148.04	114.79	33.25	29%	143.57	119.40	24.17	20%
Powder River Basin	13.63	13.82	(0.19)	(1)%	13.64	13.92	(0.28)	(2)%
Other U.S. Thermal	55.26	54.08	1.18	2%	55.54	54.20	1.34	2%
Costs per Ton (1)(2)
Seaborne Thermal	$57.93	$44.10	$13.83	31%	$54.17	$42.61	$11.56	27%
Seaborne Metallurgical	155.08	118.97	36.11	30%	148.96	118.39	30.57	26%
Powder River Basin	14.06	11.66	2.40	21%	13.20	11.92	1.28	11%
Other U.S. Thermal	46.13	49.39	(3.26)	(7)%	45.20	46.43	(1.23)	(3)%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$16.92	$9.12	$7.80	86%	$16.64	$14.64	$2.00	14%
Seaborne Metallurgical	(7.04)	(4.18)	(2.86)	(68)%	(5.39)	1.01	(6.40)	(634)%
Powder River Basin	(0.43)	2.16	(2.59)	(120)%	0.44	2.00	(1.56)	(78)%
Other U.S. Thermal	9.13	4.69	4.44	95%	10.34	7.77	2.57	33%
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

Revenue
The following table presents revenue by segment:

	Three Months Ended June 30,		Increase (Decrease) to Revenue		Six Months Ended June 30,		(Decrease) Increase to Revenue
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$230.6	$195.1	$35.5	18%	$428.1	$460.2	$(32.1)	(7)%
Seaborne Metallurgical	358.3	252.2	106.1	42%	641.3	472.3	169.0	36%
Powder River Basin	223.8	275.7	(51.9)	(19)%	513.3	551.3	(38.0)	(7)%
Other U.S. Thermal	163.2	155.1	8.1	5%	347.7	323.8	23.9	7%
Corporate and Other	27.3	12.0	15.3	128%	46.1	19.5	26.6	136%
Revenue	$1,003.2	$890.1	$113.1	13%	$1,976.5	$1,827.1	$149.4	8%
Seaborne Thermal. Segment revenue increased during the three months ended June 30, 2026 compared to the same period in the prior year due to favorable realized prices ($63.6 million), offset by unfavorable volume ($28.1 million) driven by reductions at the Wilpinjong Mine due to mine sequencing and the closure of the Wambo Underground Mine in September 2025. Segment revenue decreased during the six months ended June 30, 2026 compared to the same period in the prior year due to unfavorable volume, as previously described ($118.2 million), offset by favorable realized prices ($86.1 million).
Seaborne Metallurgical. Segment revenue increased during the three and six months ended June 30, 2026 compared to the same periods in the prior year due to favorable realized prices ($77.3 million and $96.9 million, respectively) and favorable volume ($28.8 million and $72.1 million, respectively) driven largely by the start-up of the Centurion Mine.
Powder River Basin. Segment revenue decreased during the three and six months ended June 30, 2026 compared to the same periods in the prior year due to unfavorable volume ($48.8 million and $26.2 million, respectively) resulting from decreased demand driven by mild weather in the U.S. and unfavorable realized prices ($3.1 million and $11.8 million, respectively) which were driven by the impact of adjustments to cost pass-through contracts with certain customers resulting from the federal royalty rate reduction included in the One Big Beautiful Bill Act of 2025 (OBBBA).
Other U.S. Thermal. Segment revenue increased during the three and six months ended June 30, 2026 compared to the same periods in the prior year due to favorable volume ($4.4 million and $14.4 million, respectively) driven by increased demand and favorable realized prices ($3.7 million and $9.5 million, respectively).
Corporate and Other. The increase in revenue during the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily driven by higher revenue from trading activities.
Segment Costs
The following table presents costs by segment:

	Three Months Ended June 30,		Increase (Decrease) to Total Segment Costs		Six Months Ended June 30,		(Decrease) Increase to Total Segment Costs
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$178.5	$161.6	$16.9	10%	$327.5	$342.5	$(15.0)	(4)%
Seaborne Metallurgical	375.3	261.4	113.9	44%	665.3	468.3	197.0	42%
Powder River Basin	230.9	232.7	(1.8)	(1)%	496.7	472.0	24.7	5%
Other U.S. Thermal	136.3	141.6	(5.3)	(4)%	283.0	277.4	5.6	2%
Corporate and Other	28.7	(10.9)	39.6	363%	41.8	(6.5)	48.3	743%
Total Segment Costs (1)	$949.7	$786.4	$163.3	21%	$1,814.3	$1,553.7	$260.6	17%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Seaborne Thermal. Segment Costs increased during the three months ended June 30, 2026 compared to the same period in the prior year primarily due to increased commodities expense ($17.1 million) which was driven by higher fuel pricing. Segment Costs decreased during the six months ended June 30, 2026 compared to the same period in the prior year due to decreased volume (2.0 million tons) which drove both lower sales related costs ($17.2 million) and variable costs ($10.7 million). These decreases were offset by increased commodities expense ($19.1 million).
Seaborne Metallurgical. Segment Costs increased during the three and six months ended June 30, 2026 compared to the same periods in the prior year due to higher costs for labor, repairs and outside services ($73.6 million and $136.8 million, respectively) driven by longwall commissioning activities at the Centurion Mine; higher sales related costs ($34.4 million and $49.4 million, respectively) resulting from increased volume (0.3 million tons and 0.5 million tons, respectively) and higher realized pricing; and increased commodities expense ($15.9 million and $15.7 million, respectively) which was primarily driven by higher fuel pricing.
Powder River Basin. Segment Costs decreased during the three months ended June 30, 2026 compared to the same period in the prior year due to lower sales related costs ($25.3 million) which were largely driven by the federal royalty rate reduction on coal production included in the OBBBA and lower volume (3.6 million tons), offset by increased commodities expense ($17.0 million) driven by higher fuel pricing and increased leasing expense ($3.9 million). Segment Costs increased during the six months ended June 30, 2026 compared to the same period in the prior year due to increased commodities expense ($29.2 million) driven by higher fuel pricing; higher costs for labor, repairs and outside services ($23.3 million) as the result of planned equipment outages and increased in-pit inventory; and increased leasing expense ($6.5 million). These increases were offset by lower sales related costs ($36.8 million) which were largely driven by the federal royalty rate reduction on coal production included in the OBBBA and lower volume (2.0 million tons).
Other U.S. Thermal. Segment Costs decreased during the three months ended June 30, 2026 compared to the same period in the prior year primarily due to lower costs for repairs and outside services ($11.7 million), offset by increased commodities expense ($7.8 million) driven by higher fuel pricing. Segment Costs increased during the six months ended June 30, 2026 compared to the same period in the prior year due to higher commodities expense ($11.2 million), higher variable operational costs ($5.1 million) and higher sales related costs ($4.7 million) driven by increased volume (0.3 million tons), offset by lower costs for repairs and outside services ($16.5 million).
Corporate and Other. The increase to Segment Costs during the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily driven by higher expenses related to trading and brokerage activities ($16.4 million and $23.4 million, respectively), the unfavorable remeasurement of foreign currency ($15.1 million and $8.5 million, respectively) and lower net periodic benefit credit, excluding service cost due to the final amortization in the prior year of a previously established prior service credit ($7.1 million and $14.1 million, respectively).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s segments:

	Three Months Ended June 30,		Increase (Decrease) to Segment Adjusted EBITDA		Six Months Ended June 30,		(Decrease) Increase to Segment Adjusted EBITDA
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$52.1	$33.5	$18.6	56%	$100.6	$117.7	$(17.1)	(15)%
Seaborne Metallurgical	(17.0)	(9.2)	(7.8)	(85)%	(24.0)	4.0	(28.0)	(700)%
Powder River Basin	(7.1)	43.0	(50.1)	(117)%	16.6	79.3	(62.7)	(79)%
Other U.S. Thermal	26.9	13.5	13.4	99%	64.7	46.4	18.3	39%
Corporate and Other	(30.9)	12.5	(43.4)	(347)%	(51.4)	(10.1)	(41.3)	(409)%
Adjusted EBITDA (1)	$24.0	$93.3	$(69.3)	(74)%	$106.5	$237.3	$(130.8)	(55)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Seaborne Thermal. Segment Adjusted EBITDA increased during the three months ended June 30, 2026 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs ($64.3 million), offset by unfavorable production costs ($20.3 million) driven by mine sequencing at the Wilpinjong Mine, higher commodities expense as described above and the unfavorable impact of higher foreign exchange rates on expenses ($8.5 million). Segment Adjusted EBITDA decreased during the six months ended June 30, 2026 compared to the same period in the prior year due to unfavorable production costs ($49.4 million) primarily driven by mine sequencing at the Wilpinjong Mine, unfavorable volume ($28.8 million), higher commodities expense as described above and the unfavorable impact of higher foreign exchange rates on expenses ($19.0 million). These decreases were offset by higher realized prices net of sales sensitive costs ($94.5 million).
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2026 compared to the same periods in the prior year due to unfavorable production costs ($61.4 million and $102.3 million, respectively) primarily driven by longwall commissioning activities at the Centurion Mine, the unfavorable impact of higher foreign exchange rates on expenses ($16.4 million and $28.6 million, respectively) and higher commodities expense as described above. These decreases were offset by higher realized prices net of sales sensitive costs ($54.0 million and $69.6 million, respectively) and favorable volume ($26.3 million and $41.5 million, respectively).
Powder River Basin. Segment Adjusted EBITDA decreased for the three and six months ended June 30, 2026 compared to the same periods in the prior year due to unfavorable volume ($28.0 million and $14.8 million, respectively), higher commodity pricing and usage as described above, increased in-pit inventory as the workforce focused on preparatory efforts in light of reduced customer demand ($11.4 million and $14.9 million, respectively) and higher leasing expense and costs for labor, repairs and outside services as described above. These decreases were offset by lower sales related costs as described above.
Other U.S. Thermal. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2026 compared to the same periods in the prior year primarily due to lower costs for repairs and outside services as described above and favorable volume ($10.4 million and $16.5 million, respectively), offset by higher commodity pricing and usage as described above.
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended June 30,		(Decrease) Increase to Adjusted EBITDA		Six Months Ended June 30,		Decrease to Adjusted EBITDA
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(10.1)	$(1.3)	$(8.8)	(677)%	$(15.1)	$(8.2)	$(6.9)	(84)%
Resource management activities (2)	8.3	17.3	(9.0)	(52)%	22.3	22.8	(0.5)	(2)%
Selling and administrative expenses	(23.3)	(23.5)	0.2	1%	(54.9)	(47.1)	(7.8)	(17)%
Other items, net (3)	(5.8)	20.0	(25.8)	(129)%	(3.7)	22.4	(26.1)	(117)%
Corporate and Other Adjusted EBITDA	$(30.9)	$12.5	$(43.4)	(347)%	$(51.4)	$(10.1)	$(41.3)	(409)%
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
Corporate and Other Adjusted EBITDA decreased during the three months ended June 30, 2026 compared to the same period in the prior year due to unfavorable variances in Middlemount’s results driven by lower production and higher fuel costs, partially offset by higher sales pricing; and lower gains on equipment and land sales ($10.4 million). The decrease in other items was driven by unfavorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral ($15.1 million) and lower net periodic benefit credit, excluding service cost, as described above ($7.1 million).

Corporate and Other Adjusted EBITDA decreased during the six months ended June 30, 2026 compared to the same period in the prior year due to unfavorable variances in Middlemount’s results driven by lower production and higher fuel costs, partially offset by higher sales pricing; and higher selling and administrative expenses. The decrease in other items was driven by lower net periodic benefit credit, excluding service cost, as described above ($14.1 million) and the unfavorable remeasurement of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral ($8.5 million).
(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$24.0	$93.3	$(69.3)	(74)%	$106.5	$237.3	$(130.8)	(55)%
Depreciation, depletion and amortization	(107.5)	(93.4)	(14.1)	(15)%	(217.0)	(185.5)	(31.5)	(17)%
Asset retirement obligation expenses	(13.8)	(13.8)	—	—%	(27.4)	(27.4)	—	—%
Restructuring charges	(2.3)	(3.5)	1.2	34%	(3.4)	(5.2)	1.8	35%
Costs related to terminated acquisition	(2.3)	(18.8)	16.5	88%	(5.3)	(21.2)	15.9	75%
Changes in amortization of basis difference related to equity affiliates	0.7	0.8	(0.1)	(13)%	1.3	1.4	(0.1)	(7)%
Interest expense, net of capitalized interest	(12.7)	(11.1)	(1.6)	(14)%	(23.4)	(22.6)	(0.8)	(4)%
Induced conversion expense	(17.2)	—	(17.2)	n.m.	(17.2)	—	(17.2)	n.m.
Interest income	12.1	13.8	(1.7)	(12)%	25.2	29.2	(4.0)	(14)%
Unrealized (losses) gains on foreign currency option contracts	(3.9)	4.1	(8.0)	(195)%	(3.6)	8.4	(12.0)	(143)%
Take-or-pay contract-based intangible recognition	—	0.3	(0.3)	(100)%	—	0.5	(0.5)	(100)%
Income tax benefit (provision)	37.0	2.7	34.3	1,270%	53.0	(2.2)	55.2	2,509%
(Loss) income from continuing operations, net of income taxes	$(85.9)	$(25.6)	$(60.3)	(236)%	$(111.3)	$12.7	$(124.0)	(976)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended June 30,		Increase (Decrease) to Income		Six Months Ended June 30,		Increase (Decrease) to Income
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(22.9)	$(31.0)	$8.1	26%	$(44.7)	$(64.4)	$19.7	31%
Seaborne Metallurgical	(50.9)	(30.4)	(20.5)	(67)%	(106.1)	(59.2)	(46.9)	(79)%
Powder River Basin	(13.9)	(14.6)	0.7	5%	(29.3)	(27.4)	(1.9)	(7)%
Other U.S. Thermal	(14.7)	(15.8)	1.1	7%	(30.7)	(31.5)	0.8	3%
Corporate and Other	(5.1)	(1.6)	(3.5)	(219)%	(6.2)	(3.0)	(3.2)	(107)%
Total depreciation, depletion and amortization	$(107.5)	$(93.4)	$(14.1)	(15)%	$(217.0)	$(185.5)	$(31.5)	(17)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Seaborne Thermal	$1.05	$2.00	$1.05	$2.00
Seaborne Metallurgical	3.85	3.23	4.55	3.00
Powder River Basin	0.33	0.32	0.31	0.32
Other U.S. Thermal	1.47	1.81	1.62	1.82
Depreciation, depletion and amortization expense increased during the three and six months ended June 30, 2026 compared to the same periods in the prior year primarily due to increased depreciation and amortization resulting from shortened mine lives. The decrease in the weighted-average depletion rate per ton for the Seaborne Thermal segment during the three and six months ended June 30, 2026 compared to the same periods in the prior year reflects the increased quantity of proven and probable coal reserves at the Wilpinjong Mine resulting from the conversion of coal resources to proven and probable reserves. The increase in the weighted-average depletion rate per ton for the Seaborne Metallurgical segment during the three and six months ended June 30, 2026 compared to the same periods in the prior year reflects the impact of volume and mix variances across the segment. The decrease in the weighted-average depletion rate per ton for the Other U.S. Thermal segment during the three and six months ended June 30, 2026 compared to the same periods in the prior year reflects the impact of volume and mix variances across the segment.
Costs Related to Terminated Acquisition. These costs relate to the terminated acquisition of certain assets and businesses associated with Anglo’s metallurgical coal portfolio. In addition to typical costs, such as legal and professional fees, the prior year charges included a $10.4 million duration fee on a now-terminated bridge loan facility. Refer to Note 13. “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further information.
Induced Conversion Expense. During the current year, the Company repurchased $241.2 million aggregate principal amount of its outstanding 3.250% Convertible Senior Notes due March 2028 for consideration of $386.8 million. The repurchase of the existing notes was accounted for as an induced conversion, and a portion of the consideration in excess of the amount issuable pursuant to the original conversion terms, $17.2 million, was recognized as expense. Refer to Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements for additional information.
Interest Income. The decrease in income during the three and six months ended June 30, 2026 compared to the same periods in the prior year was driven by lower average cash balances during the current period.
Unrealized (Losses) Gains on Foreign Currency Option Contracts. Unrealized (losses) gains primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The increase in the income tax benefit during the three months ended June 30, 2026 compared to the same period in the prior year was primarily due to lower expected pretax income. The increase in the income tax benefit recorded during the six months ended June 30, 2026 compared to the same period in the prior year was driven by expected pretax losses in the current year compared to expected pretax income in the prior year. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.

Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended June 30,		(Decrease) Increase to Income		Six Months Ended June 30,		(Decrease) Increase to Income
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(85.9)	$(25.6)	$(60.3)	(236)%	$(111.3)	$12.7	$(124.0)	(976)%
Loss from discontinued operations, net of income taxes	(0.3)	(0.4)	0.1	25%	(0.5)	(0.7)	0.2	29%
Net (loss) income	(86.2)	(26.0)	(60.2)	(232)%	(111.8)	12.0	(123.8)	(1,032)%
Less: Net income attributable to noncontrolling interests	4.4	1.6	2.8	175%	11.2	5.2	6.0	115%
Net (loss) income attributable to common stockholders	$(90.6)	$(27.6)	$(63.0)	(228)%	$(123.0)	$6.8	$(129.8)	(1,909)%
Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests during the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily driven by income associated with Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended June 30,		(Decrease) Increase to EPS		Six Months Ended June 30,		Decrease to EPS
	2026	2025	$	%	2026	2025	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.74)	$(0.22)	$(0.52)	(236)%	$(1.00)	$0.06	$(1.06)	(1,767)%
Loss from discontinued operations	—	(0.01)	0.01	100%	(0.01)	—	(0.01)	n.m.
Net (loss) income attributable to common stockholders	$(0.74)	$(0.23)	$(0.51)	(222)%	$(1.01)	$0.06	$(1.07)	(1,783)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 122.0 million and 121.7 million for the three months ended June 30, 2026 and 2025, respectively, and 122.0 million and 122.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(85.9)	$(25.6)	$(111.3)	$12.7
Depreciation, depletion and amortization	107.5	93.4	217.0	185.5
Asset retirement obligation expenses	13.8	13.8	27.4	27.4
Restructuring charges	2.3	3.5	3.4	5.2
Costs related to terminated acquisition	2.3	18.8	5.3	21.2
Changes in amortization of basis difference related to equity affiliates	(0.7)	(0.8)	(1.3)	(1.4)
Interest expense, net of capitalized interest	12.7	11.1	23.4	22.6
Induced conversion expense	17.2	—	17.2	—
Interest income	(12.1)	(13.8)	(25.2)	(29.2)
Unrealized losses (gains) on foreign currency option contracts	3.9	(4.1)	3.6	(8.4)
Take-or-pay contract-based intangible recognition	—	(0.3)	—	(0.5)
Income tax (benefit) provision	(37.0)	(2.7)	(53.0)	2.2
Total Adjusted EBITDA	$24.0	$93.3	$106.5	$237.3
Total Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its reportable segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Operating costs and expenses	$953.9	$789.4	$1,818.6	$1,559.6
Unrealized (losses) gains on foreign currency option contracts	(3.9)	4.1	(3.6)	8.4
Take-or-pay contract-based intangible recognition	—	0.3	—	0.5
Net periodic benefit credit, excluding service cost	(0.3)	(7.4)	(0.7)	(14.8)
Total Segment Costs	$949.7	$786.4	$1,814.3	$1,553.7
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.

The following tables present tons sold, revenue, Total Segment Costs and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	3.0	2.5	16.4	3.0

Revenue	$230.6	$358.3	$223.8	$163.2
Total Segment Costs	178.5	375.3	230.9	136.3
Adjusted EBITDA	$52.1	$(17.0)	$(7.1)	$26.9

Revenue per Ton	$74.85	$148.04	$13.63	$55.26
Costs per Ton	57.93	155.08	14.06	46.13
Adjusted EBITDA Margin per Ton	$16.92	$(7.04)	$(0.43)	$9.13

	Three Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	3.6	2.2	20.0	2.9

Revenue	$195.1	$252.2	$275.7	$155.1
Total Segment Costs	161.6	261.4	232.7	141.6
Adjusted EBITDA	$33.5	$(9.2)	$43.0	$13.5

Revenue per Ton	$53.22	$114.79	$13.82	$54.08
Costs per Ton	44.10	118.97	11.66	49.39
Adjusted EBITDA Margin per Ton	$9.12	$(4.18)	$2.16	$4.69

	Six Months Ended June 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	6.0	4.5	37.6	6.3

Revenue	$428.1	$641.3	$513.3	$347.7
Total Segment Costs	327.5	665.3	496.7	283.0
Adjusted EBITDA	$100.6	$(24.0)	$16.6	$64.7

Revenue per Ton	$70.81	$143.57	$13.64	$55.54
Costs per Ton	54.17	148.96	13.20	45.20
Adjusted EBITDA Margin per Ton	$16.64	$(5.39)	$0.44	$10.34

	Six Months Ended June 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	8.0	4.0	39.6	6.0

Revenue	$460.2	$472.3	$551.3	$323.8
Total Segment Costs	342.5	468.3	472.0	277.4
Adjusted EBITDA	$117.7	$4.0	$79.3	$46.4

Revenue per Ton	$57.25	$119.40	$13.92	$54.20
Costs per Ton	42.61	118.39	11.92	46.43
Adjusted EBITDA Margin per Ton	$14.64	$1.01	$2.00	$7.77
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
Regulatory Matters - U.S.
National Ambient Air Quality Standards (NAAQS). The Clean Air Act (CAA) requires the U.S. Environmental Protection Agency (EPA) to review national ambient air quality standards every five years to determine whether revisions to current standards are appropriate. On March 6, 2024, the EPA revised the level of the primary standard for fine particulate matter (PM 2.5), lowering the annual standard from 12.0 µg/m3 to 9.0 µg/m3. The revised PM 2.5 standard was challenged in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) in Kentucky v. EPA, (D.C. Cir., No. 24-1050) and subsequently upheld by that court on June 26, 2026. Under the CAA, once a NAAQS is revised states are required to take several actions to implement the revised standards. Such actions could require fossil fuel-fired electric generating units (EGUs) and non-EGUs to install additional emission control technologies or operate in a different manner. Such actions could potentially increase the cost of utilizing fossil fuels for electric generation and industrial uses.
The EPA is also in the process of reviewing the current ozone NAAQS. The level of the ozone NAAQS can also affect requirements to install new or improved emission control technologies at fossil fuel-fired EGUs and non-EGU industrial sources.
Mercury and Air Toxic Standards (MATS). In 2012, the EPA published the final MATS rule, which revised the New Source Performance Standards for nitrogen oxide, sulfur dioxide and fine particulate matter (PM) for new and modified coal-fueled electricity generating plants, and imposed maximum achievable control technology (MACT) emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs.
On March 6, 2023, the EPA issued a final rule which reaffirmed its determination to regulate coal- and oil-fired EGUs under CAA section 112, including the regulation of HAPs from EGUs after considering cost. On May 7, 2024, the EPA finalized a MATS rule which significantly tightened the filterable PM emissions limit for existing coal-fired EGU’s, lowering the standard from 0.030 lb/MMBtu to 0.010 lb/MMBtu for all coal-fired power plants and lowered the mercury emission standard for lignite-fired EGUs. The EPA, however, subsequently repealed both the lower filterable PM emission limits and the lower mercury standards for lignite plants. 91. Fed. Reg 9088 (February 24, 2026). This rule became effective on April 27, 2026. The rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. Air Alliance Houston v. EPA, No. 26-1070 (and consolidated case) (D.C. Cir. filed March 30, 2026).

Clean Water Act (CWA) Water Quality Certification Rule. The EPA issued a final rule in 2020 that would have limited state and tribal regulators’ certification authority under CWA Section 401 by allowing the EPA to certify projects over state or tribal regulator objections in some circumstances. On September 27, 2023, the EPA finalized a superseding rule that would expand state and tribal regulators’ authority to review activities that require federal permits or licenses and to impose conditions they believe are necessary to ensure compliance with water quality requirements. That rule took effect on November 27, 2023. Challenges to the 2023 rule remain pending in the U.S. District Court for the Western District of Louisiana. On January 15, 2026, the EPA published proposed revisions to the 2023 rule in the Federal Register, and the EPA announced that it planned to finalize changes later in 2026.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. In 2015, the EPA published a final rule setting requirements for wastewater discharge from EGUs. In 2020, the EPA finalized revisions to certain requirements in the 2015 rule. On May 9, 2024, the EPA published a final rule that would have established more stringent standards for flue gas desulfurization wastewater, bottom ash transport water, combustion residual leachate and legacy wastewater discharged from certain surface impoundments. The final revised effluent limitations guidelines would have significantly increased costs for many coal-fueled steam electric power plants. In addition, the finalized final rule allowed EGUs that commit to ceasing coal combustion by December 31, 2034, to comply with less stringent wastewater discharge requirements during the interim. The final rule remains subject to numerous legal challenges that have been consolidated in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit); due to the reconsideration process currently ongoing, however (see below), the proceedings are currently being held in abeyance. If the Eighth Circuit affirms the final rule, it could influence fuel switching or additional coal generating unit retirements by the end of 2034. On December 31, 2025, the EPA published a final Deadline Extensions Rule that extends seven compliance deadlines in the 2024 rule. The EPA is allowing EGUs six additional years (until December 31, 2031) to determine whether to submit a notice of planned participation for the permanent cessation of coal combustion. The EPA further extended the deadlines by five years (to December 31, 2034) for direct discharging EGUs to comply with zero-discharge limitations for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. Finally, the EPA is allowing EGUs that discharge to wastewater treatment plants an additional year-and-a-half to seven-and-a-half years to comply with zero-discharge limitations for those same wastestreams. The Deadline Extensions Rule has been challenged by multiple parties, with the litigation consolidated in the U.S. Court of Appeals for the Second Circuit. A motion to transfer the consolidated petitions to the Eighth Circuit is pending. If the Deadline Extensions Rule is vacated, the 2024 rule’s deadlines could become operative again. The EPA also issued a No Action Assurance memorandum announcing it will not pursue enforcement actions for certain permit violations by EGUs not yet in compliance with permit requirements related to the 2020 and 2024 rules, if those EGUs satisfy certain conditions. On May 18, 2026, the EPA published a proposed rule to clarify applicability of unmanaged combustion residual leachate limitations. 91 Fed. Reg. 28487 (May 18, 2026).
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

SEC Climate-Related Disclosures. On March 6, 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings. Specifically, the final rules required disclosure of, among other things, climate-related risks that have had or are reasonably likely to have a material impact on a public company’s business strategy, results of operations or financial condition; certain greenhouse gas (GHG) emissions associated with a public company along with, in many cases, an attestation report by a GHG emissions attestation provider; and certain climate-related financial metrics to be included in a company’s audited financial statements. The final rules were challenged by multiple parties, and the cases were consolidated into a judicial review by the Eighth Circuit. On April 4, 2024, the SEC voluntarily stayed implementation of the final rules pending such judicial review. On May 29, 2026, the SEC proposed to rescind the final rules, and is accepting comments for 60 days following Federal Register Publication.
Complaints Filed Against “Climate Superfund Laws” and Announced State Actions. On April 30 and May 1, 2025, respectively, the U.S. Department of Justice (DOJ) filed complaints for declaratory and injunctive relief against the states of Michigan and Hawaii regarding alleged liability of fossil fuel companies for past GHG emissions and against New York and Vermont for “climate superfund” laws. On May 4, 2026, the DOJ filed a complaint against the state of Minnesota to halt that state’s climate lawsuit against major energy companies with parallels to the Michigan and Hawaii suits. These complaints allege that existing litigation and state laws interfere with federal law, including the CAA, and with interstate and foreign commerce. The Company will monitor this litigation and its potential impact on the U.S. coal mining industry, its mining operations and customers.
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
Liquidity and Capital Resources
Overview
The Company’s primary source of cash is proceeds from the sale of its coal production to customers. The Company has also generated cash from the sale of non-strategic assets, including coal reserves, coal resources and surface lands, the return of collateral and, from time to time, borrowings under its credit facilities and the issuance of securities. The Company’s primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, finance and operating lease payments, early debt retirements, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, collateral requirements, dividends, share repurchases and selling and administrative expenses.
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

Liquidity
As of June 30, 2026, the Company’s cash and cash equivalents balances totaled $526.3 million, including approximately $420 million held by Australian subsidiaries, approximately $100 million held by U.S. subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the six months ended June 30, 2026, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity increased from $942.1 million as of December 31, 2025 to $959.1 million as of June 30, 2026. Available liquidity was comprised of the following:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$526.3	$575.3
Revolving credit facility availability	341.8	270.8
Accounts receivable securitization program availability	91.0	96.0
Total liquidity	$959.1	$942.1
Capital Returns to Shareholders
The Company paid dividends of $18.3 million during the six months ended June 30, 2026.
Australian Surety Bond Facilities
On June 12, 2026, certain of the Company’s Australian subsidiaries (collectively, the Australian Surety Bond Facility Obligors), each an indirect subsidiary of PEC, established new Australian dollar-denominated surety bond facilities with an aggregate combined principal amount of $700.0 million Australian dollars in commitments by entering into agreements with surety bond providers (the Australian Surety Bond Facilities). The Australian Surety Bond Facilities have been established to, among other things, establish a surety bonding facility, primarily to support reclamation bonding requirements, to replace the Australian Surety Bond Facility Obligors’ existing 100% cash collateralized programs.
The surety bond commitments established under the Australian Surety Bond Facilities terminate on June 12, 2031 (the Maturity Date). Surety bonds issued under the Australian Surety Bond Facilities may be issued with or without an expiration date, but any surety bond that does not have an expiration date or that has an expiration date occurring after the Maturity Date, must be repaid, prepaid in full or otherwise satisfied on or prior to the Maturity Date.
The Australian Surety Bond Facilities contain customary covenants that, among other things and subject to certain exceptions (including compliance with financial ratios), may limit the Australian Surety Bond Facility Obligors and their respective subsidiaries’ ability to incur additional financial indebtedness, make certain distributions or loans, sell or otherwise dispose of assets, enter into certain affiliate transactions, create or incur liens, and enter into mergers or other significant corporate transactions. The Australian Surety Bond Facilities are secured by substantially all of the assets of the Australian Surety Bond Facility Obligors.
Surety Agreement Termination
On June 12, 2026, the Company terminated that certain Transaction Support Agreement and Surety Resolution Term Sheet, each dated as of November 6, 2020 (as amended, supplemented or otherwise modified to the date hereof, the TSA), by and among the Company, certain subsidiaries of the Company party thereto and certain providers of its surety program (collectively, the Sureties). In connection with the termination of the TSA, on June 12, 2026, the Company terminated that certain Collateral Agency and Security Agreement, dated as of May 3, 2022 (as amended, supplemented or otherwise modified to the date hereof, the TSA Security Agreement), by and among the Company, certain subsidiaries of the Company party thereto, the Sureties party thereto and Bank of New York Mellon Trust Company, N.A., as collateral agent (the TSA Collateral Agent). All obligations of the Company to the Sureties and the TSA Collateral Agent, as applicable, under the TSA and the TSA Security Agreement have been satisfied. The termination of the TSA allowed for the overall reduction of collateral pledged to the Sureties.

Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) reduce the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%. At June 30, 2026, letters of credit of $77.9 million were outstanding under the agreement.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the second quarter of 2026, the Australian Surety Bond Facilities, as described above, were established, which reduced the utilization of the cash-backed bank guarantee facilities during the three months ended June 30, 2026. At June 30, 2026, guarantees of $11.8 million were issued for which the Company receives a variable deposit rate on the amount of cash collateral posted in support of the facilities, which mature at various dates between 2026 and 2030.
Revolving Credit Facility
The Company established a revolving credit facility by entering into a credit agreement, dated as of January 18, 2024, as amended, (the Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto. On June 9, 2026, the Company amended the Credit Agreement to, among other things, permit the Australian Surety Bond Facilities. On June 30, 2026, the Company further amended the Credit Agreement to, among other things, (i) increase the revolving commitments under the Credit Agreement from an aggregate principal amount equal to $320.0 million to an aggregate principal amount equal to $400.0 million; (ii) extend the maturity date of the revolving commitments and any related loans (any such loans, the Revolving Loans) from January 18, 2028 to June 30, 2030; and (iii) decrease the interest rate applicable to the Revolving Loans from a rate equal to a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option, to a rate equal to SOFR plus an applicable margin ranging from 3.25% to 4.00%, depending on the Company’s total net leverage ratio or a base rate plus an applicable margin ranging from 2.25% to 3.00%, at the Company’s option. After the June 30, 2026 amendment, letters of credit issued under the Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.25% to 4.00% plus a fronting fee equal to 0.125% per annum. Prior to the amendment, the combined fee was equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the Credit Agreement bears a commitment fee of 0.50% per annum.
During the second quarter of 2026, the Company borrowed and repaid $110.0 million under the revolving credit facility. At June 30, 2026, the Credit Agreement was only utilized for letters of credit of $58.2 million. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the revolving credit facility was $341.8 million at June 30, 2026.
The Credit Agreement contains customary covenants that, among other things and subject to certain exceptions (including compliance with financial ratios), may limit the Company and its subsidiaries’ ability to incur additional indebtedness, make certain restricted payments or investments, sell or otherwise dispose of assets, enter into transactions with affiliates, create or incur liens, and merge, consolidate or sell all or substantially all of their assets. The Credit Agreement is secured by substantially all assets of the Company and its U.S. subsidiaries, as well as a pledge of two Australian subsidiaries.

Indebtedness
The Company’s total indebtedness as of June 30, 2026 and December 31, 2025 is presented in the table below.

Debt Instrument (defined below, as applicable)	June 30, 2026	December 31, 2025
	(Dollars in millions)
3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes)	$78.8	$320.0
0.50% Convertible Senior Notes due June 2031 (2031 Convertible Notes)	250.0	—
Finance lease obligations	17.7	20.8
Less: Debt issuance costs	(7.5)	(4.4)
	339.0	336.4
Less: Current portion of long-term debt	13.5	15.2
Long-term debt	$325.5	$321.2
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at June 30, 2026, of approximately $12 million in 2026, $10 million in 2027, $85 million in 2028, $2 million in both 2029 and 2030, and $251 million thereafter.
The Company paid cash of $33.3 million and $24.1 million during the six months ended June 30, 2026 and 2025, respectively, for interest, net of capitalized interest, related to the Company’s indebtedness and financial assurance instruments.
Partial Repurchase of 2028 Convertible Notes
On June 2, 2026, through a private offering, the Company issued $250.0 million in aggregate principal amount of 2031 Convertible Notes, as described below. The Company used the proceeds of the offering of the 2031 Convertible Notes, together with available cash, to repurchase $241.2 million aggregate principal amount of its outstanding 2028 Convertible Notes for consideration of $386.8 million. The repurchase of the existing notes was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20 and Accounting Standards Update 2024-04. A portion of the consideration in excess of the amount issuable pursuant to the original conversion terms, $17.2 million, was recognized as “Induced conversion expense” in the unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2026. The remaining excess of the consideration over the carrying value of the repurchased 2028 Convertible Notes on the date of repurchase of $131.1 million, which included unamortized debt issuance costs of $2.7 million, was recorded as “Additional paid-in capital” in the condensed consolidated balance sheets.
2028 Convertible Notes
On March 1, 2022, through a private offering, the Company issued the 2028 Convertible Notes in the aggregate principal amount of $320.0 million. The 2028 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture, dated as of March 1, 2022 (the 2028 Indenture), between the Company and Wilmington Trust, National Association, as trustee. During the second quarter of 2026, in connection with the issuance of the 2031 Convertible Notes, the Company used the proceeds therefrom and available cash to repurchase $241.2 million in aggregate principal amount of the 2028 Convertible Notes as discussed above.
The remaining 2028 Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in accordance with their terms. The 2028 Convertible Notes bear interest at a rate of 3.250% per year, payable semi-annually in arrears on March 1 and September 1 of each year.
During the first quarter of 2026, the Company’s reported common stock prices prompted the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes were convertible at the option of the holders during the second quarter of 2026, for which no conversion requests were received. During the second quarter of 2026, the Company’s reported common stock prices did not prompt the conversion feature of the 2028 Convertible Notes. As a result, the 2028 Convertible Notes will not be convertible during the third quarter of 2026.

2031 Convertible Notes
On June 2, 2026, through a private offering, the Company issued the 2031 Convertible Notes in the aggregate principal amount of $250.0 million. The 2031 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture, dated June 2, 2026 (the 2031 Indenture), between the Company and Wilmington Trust, National Association, as trustee.
The Company used the proceeds of the offering of the 2031 Convertible Notes to fund $16.7 million of capped call transactions, as discussed below, and together with available cash, to repurchase $241.2 million of its outstanding 2028 Convertible Notes, as described above.
The 2031 Convertible Notes will mature on June 1, 2031, unless earlier repurchased, redeemed or converted in accordance with their terms. The 2031 Convertible Notes will bear interest from June 2, 2026 at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2026.
The 2031 Convertible Notes will be convertible at the option of the holders only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the Measurement Period) in which the trading price per $1,000 principal amount of 2031 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such 2031 Convertible Notes for redemption; and (5) at any time from, and including, December 1, 2030 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2031 Indenture. The initial conversion rate for the 2031 Convertible Notes will be 26.0970 shares of the Company’s common stock per $1,000 principal amount of 2031 Convertible Notes, which represents an initial conversion price of approximately $38.32 per share of the Company’s common stock. The initial conversion price represents a premium of approximately 32.5% over the U.S. composite volume weighted average price of Peabody’s common stock from 9:30 a.m. through 4:00 p.m. Eastern Daylight Time on May 28, 2026, which was $28.9197 per share. The conversion rate and conversion price are subject to adjustment under certain circumstances in accordance with the terms of the 2031 Indenture. If certain corporate events described in the 2031 Indenture occur prior to the maturity date, or the Company delivers a redemption notice (as described below), the conversion rate will be increased for a holder who elects to convert its 2031 Convertible Notes in connection with such corporate event or redemption notice, as the case may be, in certain circumstances.
The Company may not redeem the 2031 Convertible Notes prior to June 5, 2029, except in the event of a cleanup redemption (as defined below). The Company may redeem the 2031 Convertible Notes in whole or in part (subject to certain limitations), at its option at any time, and from time to time, on or after June 5, 2029 and on or before the 31st scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2031 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if (i) the 2031 Convertible Notes are “freely tradable” (as defined in the 2031 Indenture), and all accrued and unpaid additional interest, if any, has been paid in full, as of the date the Company sends the related redemption notice; and (ii) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2031 Convertible Notes unless at least $75 million aggregate principal amount of 2031 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. No sinking fund is provided for the 2031 Convertible Notes.

Peabody may redeem for cash all, but not less than all, of the 2031 Convertible Notes at any time if (i) the 2031 Convertible Notes are “freely tradable” (as defined in the 2031 Indenture), and all accrued and unpaid additional interest, if any, has been paid in full, as of the date Peabody sends the related redemption notice; and (ii) the amount of the 2031 Convertible Notes that remains outstanding is less than 15% of the aggregate principal amount of the 2031 Convertible Notes initially issued under the 2031 Indenture at a redemption price equal to 100% of the principal amount of the 2031 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (a cleanup redemption).
If the Company undergoes a fundamental change (as defined in the 2031 Indenture), noteholders may require the Company to repurchase their 2031 Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the 2031 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, the Company entered into privately negotiated capped call transactions (the Capped Call Transactions) with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes prior to May 30, 2030, and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2031 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call Transactions will initially be $50.6095 per share, which represents a premium of approximately 75.0% over the U.S. composite volume weighted average price of the Company’s common stock from 9:30 a.m. through 4:00 p.m. Eastern Daylight Time on May 28, 2026 (which was $28.9197 per share), and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions will expire over a period of trading days beginning on April 17, 2030.
The Capped Call Transactions are accounted for as equity instruments in “Additional paid-in capital” in the condensed consolidated balance sheet and are not subsequently remeasured as long as they continue to meet the conditions for equity classification. Accordingly, the premiums paid for the Capped Call Transactions are recorded as a reduction to additional paid-in capital and do not affect the Company’s basic or diluted earnings per share, although they are expected to reduce the potential economic dilution from any conversion of the 2031 Convertible Notes, subject to the cap.
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At June 30, 2026, the Company had no outstanding borrowings and $62.0 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at June 30, 2026.
The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at June 30, 2026.

Cash Flows
The following table summarizes the Company’s cash flows for the six months ended June 30, 2026 and 2025, as reported in the accompanying unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Net cash provided by operating activities	$28.6	$143.1
Net cash used in investing activities	(184.1)	(180.7)
Net cash used in financing activities	(202.0)	(44.9)
Net change in cash, cash equivalents and restricted cash	(357.5)	(82.5)
Cash, cash equivalents and restricted cash at beginning of period	1,284.5	1,382.6
Cash, cash equivalents and restricted cash at end of period	$927.0	$1,300.1
Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2026 compared to the prior year was driven by lower cash generated from mining operations and a year-over-year decrease in operating cash flow from working capital ($95.1 million), partially offset by the return of $75.8 million of cash collateral during the six months ended June 30, 2026.
Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2026 compared to the prior year was driven by higher net contributions to joint ventures ($19.4 million) and lower proceeds from disposal of assets ($7.1 million). These variances were partially offset by lower capital expenditures and payments of capital accruals ($24.2 million).
Financing Activities. The increase in net cash used in financing activities for the six months ended June 30, 2026 compared to the same period in the prior year was driven by higher repayments of long-term debt ($494.1 million), purchases of capped calls ($16.7 million) and payments of debt issuance and other deferred financing costs ($12.5 million). These variances were partially offset by proceeds from long-term debt ($360.0 million) and decreases in distributions to noncontrolling interests ($7.0 million).
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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	June 30, 2026
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,194.0	$82.4	$1,276.4
Letters of credit (2)	62.3	57.9	120.2
	1,256.3	140.3	1,396.6
Less: Letters of credit in support of surety bonds (3)	(62.3)	(1.9)	(64.2)
Obligations supported, net	$1,194.0	$138.4	$1,332.4
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

Not presented in the above table is $459.8 million of restricted cash and collateral which are included in the accompanying condensed consolidated balance sheets at June 30, 2026, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance decreased $384.3 million during the six months ended June 30, 2026 substantially due to the release of cash collateral as a result of the establishment of the Australian Surety Bond Facilities and the termination of the TSA.
At June 30, 2026, the Company had total asset retirement obligations of $754.3 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
At June 30, 2026, the Company’s reclamation bonding requirements were supported by $1.2 billion of surety bonds and approximately $355 million of restricted cash and other balances serving as collateral.
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
At June 30, 2026, the Company identified certain assets with an aggregate carrying value of approximately $57 million in its Other U.S. Thermal reportable segment whose recoverability is most sensitive to customer concentration risk.
The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s critical accounting policies remain unchanged at June 30, 2026, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of June 30, 2026, the Company had approximately 94 million tons of U.S. thermal coal priced and committed for 2026. This includes approximately 81 million tons of PRB coal and 13 million tons of Other U.S. Thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2026 thermal coal sales volumes from its Seaborne Thermal segment of 12.4 million to 13.0 million tons comprised of thermal export volume of 7.9 million to 8.5 million tons and domestic volume of 4.5 million tons. Peabody is estimating full year 2026 metallurgical coal sales from its Seaborne Metallurgical segment of 8.8 million to 10.3 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of June 30, 2026, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.

Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2026, the Company held average rate options with an aggregate notional amount of $537.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending March 31, 2027. As of June 30, 2026, the Company also held purchased collars with an aggregate notional amount of $524.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending March 31, 2027. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $220 million to $230 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at June 30, 2026, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $178 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $195 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
Although Peabody believes its Australian dollar monetary asset position acts as a partial hedge to lessen the impact on its results from operations, the Company may continue to use options and collars to hedge its cash flow exposure to currency risk associated with anticipated Australian dollar operating expenditures.
Diesel Fuel Price Risk
The Company expects to consume 95 to 105 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease its annual diesel fuel costs by approximately $24 million based on its expected usage.
As of June 30, 2026, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contracts with certain customers.
Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at June 30, 2026, a one percentage point decrease in interest rates would result in a decrease of approximately $9 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
Peabody’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, Peabody’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to achieve the desired control objectives. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, the Company’s capital structure and alternative opportunities that the Company may have for the use or investment of capital. Through June 30, 2026, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million (which included commissions paid of $0.4 million), leaving $469.6 million available for share repurchase.
Dividends
During the three and six months ended June 30, 2026, the Company declared dividends per share of $0.075 and $0.150. On July 29, 2026 the Company declared an additional dividend per share of $0.075 to be paid on September 3, 2026 to shareholders of record as of August 12, 2026.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2026	758	$32.86	—	$469.6
May 1 through May 31, 2026	—	—	—	469.6
June 1 through June 30, 2026	—	—	—	469.6
Total	758	32.86	—
(1)Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the publicly announced repurchase programs.
Item 4. Mine Safety Disclosures.
Peabody maintains a Safety and Sustainability Management System designed to establish consistent standards for safety, health, and environmental performance across its operations. The system aligns with the National Mining Association’s CORESafety® framework and focuses on leadership and accountability, risk identification and mitigation, and performance assurance.
Peabody monitors safety performance and compliance with applicable regulatory requirements on an ongoing basis and implements corrective actions as appropriate. The Company also collaborates with industry participants and governmental agencies to evaluate and implement technologies and practices intended to enhance safety outcomes.
Information concerning mine safety violations, citations, orders, and related regulatory matters required pursuant to Section 1503(a) of the Dodd‑Frank Act and SEC regulations is included in Exhibit 95 to this Quarterly Report on Form 10‑Q.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408 of Regulation S-K of the Exchange Act.
Item 6. Exhibits.
See Exhibit Index on following pages.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
4.1
Indenture, dated as of June 2, 2026, between Peabody Energy Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed June 2, 2026).

4.2	Form of 0.50% Convertible Senior Notes due 2031 (included in Exhibit 4.1).
10.1	Peabody Energy Corporation 2026 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2026).
10.2	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 2, 2026).
10.3‡
Surety Bond Facility Agreement, dated as of June 12, 2026, by and among Peabody Australia Holdco Pty Ltd, Wilpinjong Coal Pty Ltd, certain of their respective Australian subsidiaries and Liberty Mutual Insurance Company, Australia Branch, trading as Liberty Specialty Markets, as the surety (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 15, 2026).

10.4‡
Surety Bond Facility Agreement, dated as of June 12, 2026, among Peabody Australia Holdco Pty Ltd, Wilpinjong Coal Pty Ltd, certain of their respective Australian subsidiaries and Swiss Re International SE, as the surety (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed June 15, 2026).

10.5
Amendment No. 2, dated as of June 9, 2026, by and among Peabody Energy Corporation, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed June 15, 2026).

10.6‡
Amendment No. 3, dated as of June 30, 2026, by and among Peabody Energy Corporation, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 1, 2026).

10.7†	Form of 2026 Director Restricted Stock Unit Award Agreement under the Peabody Energy Corporation 2026 Incentive Plan
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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.
32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer.
95†	Mine Safety Disclosure required by Item 104 of Regulation S-K.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Filed herewith.
‡	Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6) and Item 601(b)(10)(iv). This exhibit excludes certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted information, schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5), Item 601(a)(6) and Item 601(b)(10)(iv), as applicable, will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	August 6, 2026	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)