Form 10-Q
period 2026-09-30
PEABODY ENERGY CORP
filed 2026-11-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 121.9 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at November 2, 2026.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share data)
Revenue	$1,096.3	$1,012.1	$3,072.8	$2,839.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	980.2	896.9	2,798.8	2,456.5
Depreciation, depletion and amortization	97.6	100.0	314.6	285.5
Asset retirement obligation expenses	13.7	13.9	41.1	41.3
Selling and administrative expenses	28.8	27.4	83.7	74.5
Restructuring charges	1.0	4.0	4.4	9.2
Costs related to terminated acquisition	3.9	54.0	9.2	75.2
Net gain on disposals	(1.3)	(5.3)	(17.4)	(25.3)
Loss from equity affiliates	1.9	2.6	17.5	10.2
Other operating loss	12.9	—	12.9	—
Operating loss	(42.4)	(81.4)	(192.0)	(87.9)
Interest expense, net of capitalized interest	18.6	10.0	42.0	32.6
Induced conversion expense	3.3	—	20.5	—
Change in fair value of bifurcated conversion option	(7.2)	—	(7.2)	—
Interest income	(8.5)	(13.9)	(33.7)	(43.1)
Net periodic benefit credit, excluding service cost	(12.1)	(7.5)	(12.8)	(22.3)
Net mark-to-market adjustment on actuarially determined liabilities	(3.3)	—	(3.3)	—
Loss from continuing operations before income taxes	(33.2)	(70.0)	(197.5)	(55.1)
Income tax benefit	(4.5)	(3.4)	(57.5)	(1.2)
Loss from continuing operations, net of income taxes	(28.7)	(66.6)	(140.0)	(53.9)
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)	(0.7)	(1.0)
Net loss	(28.9)	(66.9)	(140.7)	(54.9)
Less: Net income attributable to noncontrolling interests	3.9	3.2	15.1	8.4
Net loss attributable to common stockholders	$(32.8)	$(70.1)	$(155.8)	$(63.3)

Loss from continuing operations:
Basic loss per share	$(0.27)	$(0.57)	$(1.27)	$(0.51)
Diluted loss per share	$(0.27)	$(0.57)	$(1.27)	$(0.51)
Net loss attributable to common stockholders:
Basic loss per share	$(0.27)	$(0.58)	$(1.28)	$(0.52)
Diluted loss per share	$(0.27)	$(0.58)	$(1.28)	$(0.52)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net loss	$(28.9)	$(66.9)	$(140.7)	$(54.9)
Postretirement plans (net of $0.0 tax provisions in each period)	8.6	(10.2)	2.9	(30.6)
Foreign currency translation adjustment	0.4	0.4	2.1	2.6
Other comprehensive income (loss), net of income taxes	9.0	(9.8)	5.0	(28.0)
Comprehensive loss	(19.9)	(76.7)	(135.7)	(82.9)
Less: Net income attributable to noncontrolling interests	3.9	3.2	15.1	8.4
Comprehensive loss attributable to common stockholders	$(23.8)	$(79.9)	$(150.8)	$(91.3)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2026	December 31, 2025
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$434.3	$575.3
Accounts receivable, net of allowance for credit losses of $0.0 at September 30, 2026 and December 31, 2025	383.8	314.9
Inventories, net	450.5	383.2
Other current assets	355.9	285.4
Total current assets	1,624.5	1,558.8
Property, plant, equipment and mine development, net	3,042.2	3,153.3
Operating lease right-of-use assets	112.1	121.2
Restricted cash and collateral	418.4	844.1
Investments and other assets	122.4	127.6
Deferred income taxes	52.4	2.2
Total assets	$5,372.0	$5,807.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$49.0	$15.2
Accounts payable and accrued expenses	835.2	827.0
Total current liabilities	884.2	842.2
Long-term debt, less current portion	247.6	321.2
Deferred income taxes	—	26.3
Asset retirement obligations, less current portion	687.2	692.8
Accrued postretirement benefit costs	84.0	109.2
Operating lease liabilities, less current portion	77.5	87.5
Other noncurrent liabilities	145.0	145.8
Total liabilities	2,125.5	2,225.0
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2026 or December 31, 2025	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2026 or December 31, 2025	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 189.7 shares issued and 121.9 shares outstanding as of September 30, 2026 and 189.3 shares issued and 121.6 shares outstanding as of December 31, 2025	1.9	1.9
Additional paid-in capital	3,852.2	4,004.8
Treasury stock, at cost — 67.8 and 67.7 common shares as of September 30, 2026 and December 31, 2025	(1,930.6)	(1,927.3)
Retained earnings	1,172.4	1,355.9
Accumulated other comprehensive income	106.1	101.1
Peabody Energy Corporation stockholders’ equity	3,202.0	3,536.4
Noncontrolling interests	44.5	45.8
Total stockholders’ equity	3,246.5	3,582.2
Total liabilities and stockholders’ equity	$5,372.0	$5,807.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(140.7)	$(54.9)
Loss from discontinued operations, net of income taxes	0.7	1.0
Loss from continuing operations, net of income taxes	(140.0)	(53.9)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	314.6	285.5
Noncash interest expense, net	8.7	4.2
Change in fair value of bifurcated conversion option	(7.2)	—
Deferred income taxes	(76.4)	(11.3)
Noncash share-based compensation	11.1	8.9
Induced conversion expense	20.5	—
Net gain on disposals	(17.4)	(25.3)
Loss from equity affiliates	17.5	10.2
Unrealized losses (gains) on foreign currency option contracts	2.8	(6.1)
Changes in current assets and liabilities:
Accounts receivable	(63.2)	69.5
Inventories	(67.4)	(11.8)
Other current assets	(65.2)	37.7
Accounts payable and accrued expenses	48.3	(0.3)
Collateral arrangements	77.7	(5.6)
Asset retirement obligations	(5.6)	6.3
Workers’ compensation obligations	0.1	—
Postretirement benefit obligations	(26.9)	(34.6)
Pension obligations	(0.2)	(4.0)
Other, net	(2.8)	(2.6)
Net cash provided by continuing operations	29.0	266.8
Net cash used in discontinued operations	(1.8)	(1.7)
Net cash provided by operating activities	27.2	265.1

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(203.6)	(280.8)
Changes in accrued expenses related to capital expenditures	(40.2)	(34.6)
Returned deposit related to terminated acquisition	—	29.0
Proceeds from disposal of assets, net of receivables	10.0	16.6
Contributions to joint ventures	(514.0)	(436.2)
Distributions from joint ventures	514.5	455.0
Other, net	(2.2)	(1.8)
Net cash used in investing activities	(235.5)	(252.8)
Cash Flows From Financing Activities
Proceeds from long-term debt	360.0	—
Repayments of long-term debt	(562.3)	(9.9)
Repayment of loan note related to terminated acquisition	—	(9.3)
Payment of debt issuance and other deferred financing costs	(14.6)	(1.8)
Purchase of capped calls	(16.7)	—
Excise taxes paid related to common stock repurchases	—	(1.7)
Repurchase of employee common stock relinquished for tax withholding	(3.3)	(0.8)
Dividends paid	(27.4)	(27.5)
Distributions to noncontrolling interests	(16.4)	(22.8)
Net cash used in financing activities	(280.7)	(73.8)
Net change in cash, cash equivalents and restricted cash	(489.0)	(61.5)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,284.5	1,382.6
Cash, cash equivalents and restricted cash at end of period (2)	$795.5	$1,321.1

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$575.3
Restricted cash included in “Restricted cash and collateral”	709.2
Cash, cash equivalents and restricted cash at beginning of period	$1,284.5

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$434.3
Restricted cash included in “Restricted cash and collateral”	361.2
Cash, cash equivalents and restricted cash at end of period	$795.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.9	$1.9	$1.9	$1.9
Balance, end of period	1.9	1.9	1.9	1.9
Additional paid-in capital
Balance, beginning of period	3,865.8	3,996.0	4,004.8	3,990.5
Dividend equivalent units on dividends declared	0.1	0.1	0.3	0.3
Conversion of 2028 Convertible Notes	(16.2)	—	(147.3)	—
Share-based compensation for equity-classified awards	2.5	3.6	11.1	8.9
Capped calls related to the issuance of 2031 Convertible Notes	—	—	(16.7)	—
Balance, end of period	3,852.2	3,999.7	3,852.2	3,999.7
Treasury stock
Balance, beginning of period	(1,930.6)	(1,927.3)	(1,927.3)	(1,926.5)
Repurchase of employee common stock relinquished for tax withholding	—	—	(3.3)	(0.8)
Balance, end of period	(1,930.6)	(1,927.3)	(1,930.6)	(1,927.3)
Retained earnings
Balance, beginning of period	1,214.4	1,434.1	1,355.9	1,445.8
Net loss attributable to common stockholders	(32.8)	(70.1)	(155.8)	(63.3)
Dividends declared ($0.075, $0.075, $0.225 and $0.225 per share, respectively)	(9.2)	(9.3)	(27.7)	(27.8)
Balance, end of period	1,172.4	1,354.7	1,172.4	1,354.7
Accumulated other comprehensive income
Balance, beginning of period	97.1	120.6	101.1	138.8
Postretirement plans (net of $0.0 tax provisions in each period)	8.6	(10.2)	2.9	(30.6)
Foreign currency translation adjustment	0.4	0.4	2.1	2.6
Balance, end of period	106.1	110.8	106.1	110.8
Noncontrolling interests
Balance, beginning of period	49.3	48.8	45.8	58.3
Net income attributable to noncontrolling interests	3.9	3.2	15.1	8.4
Distributions to noncontrolling interests	(8.7)	(8.1)	(16.4)	(22.8)
Balance, end of period	44.5	43.9	44.5	43.9
Total stockholders’ equity	$3,246.5	$3,583.7	$3,246.5	$3,583.7
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2025 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2026.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Induced Conversions of Convertible Debt. In November 2024, Accounting Standards Update (ASU) 2024-04 was issued, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The Company adopted this ASU on January 1, 2026. During the second and third quarters of 2026, the Company completed induced conversions of one of its convertible debt instruments. The induced conversions were accounted for in accordance with ASU 2024‑04, and the related impact has been reflected in the Company’s consolidated financial statements for those periods.
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
Government Grants. In December 2025, ASU 2025-10 was issued, which establishes guidance on the recognition, measurement and presentation of a government grant received by a business entity. U.S. GAAP did not previously provide such guidance, and many business entities have been analogizing to International Accounting Standard 20 or other guidance when accounting for government grants. The Company is required to adopt ASU 2025-10 for fiscal years beginning after December 15, 2028 and interim reporting periods within those periods. ASU 2025-10 can be applied using a modified retrospective or retrospective approach. Early adoption is permitted. The Company currently applies an accounting approach for government grants that is substantially aligned with the recognition and measurement provisions of the ASU. Accordingly, the Company does not expect adoption to materially affect the recognition, measurement or presentation of these balances.

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

	Three Months Ended September 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$40.0	$—	$268.0	$206.1	$—	$514.1
Export	201.4	—	—	—	—	201.4
Total thermal	241.4	—	268.0	206.1	—	715.5
Metallurgical coal
Export	—	365.4	—	—	—	365.4
Total metallurgical	—	365.4	—	—	—	365.4
Other	0.2	0.6	0.1	—	14.5	15.4
Revenue	$241.6	$366.0	$268.1	$206.1	$14.5	$1,096.3

	Three Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$33.6	$—	$301.4	$192.0	$—	$527.0
Export	208.8	—	—	—	—	208.8
Total thermal	242.4	—	301.4	192.0	—	735.8
Metallurgical coal
Export	—	258.5	—	—	—	258.5
Total metallurgical	—	258.5	—	—	—	258.5
Other	0.3	0.4	—	—	17.1	17.8
Revenue	$242.7	$258.9	$301.4	$192.0	$17.1	$1,012.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$115.7	$—	$779.8	$553.8	$—	$1,449.3
Export	553.6	—	1.5	—	—	555.1
Total thermal	669.3	—	781.3	553.8	—	2,004.4
Metallurgical coal
Export	—	1,005.9	—	—	—	1,005.9
Total metallurgical	—	1,005.9	—	—	—	1,005.9
Other	0.4	1.4	0.1	—	60.6	62.5
Revenue	$669.7	$1,007.3	$781.4	$553.8	$60.6	$3,072.8

	Nine Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$107.1	$—	$852.6	$515.7	$—	$1,475.4
Export	595.4	—	—	—	—	595.4
Total thermal	702.5	—	852.6	515.7	—	2,070.8
Metallurgical coal
Export	—	730.1	—	—	—	730.1
Total metallurgical	—	730.1	—	—	—	730.1
Other	0.4	1.1	0.1	0.1	36.6	38.3
Revenue	$702.9	$731.2	$852.7	$515.8	$36.6	$2,839.2
(1)    Corporate and Other includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Coal sales (2)	$8.6	$14.0	$44.0	$25.8
Other	5.9	3.1	16.6	10.8
Total Corporate and Other	$14.5	$17.1	$60.6	$36.6
(2)    Includes revenue recognized upon the physical sale of coal purchased from the Company’s reportable segments and sold to customers through the Company’s coal trading business. Primarily represents the difference between the price contracted with the customer and the price allocated to the reportable segment.
Accounts Receivable
“Accounts receivable, net” at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Trade receivables, net	$325.2	$267.0
Miscellaneous receivables, net	58.6	47.9
Accounts receivable, net	$383.8	$314.9
None of the above receivables included allowances for credit losses at September 30, 2026 or December 31, 2025. No charges for credit losses were recognized during the three and nine months ended September 30, 2026 or 2025.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)     Inventories
“Inventories, net” as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Materials and supplies, net	$182.2	$161.6
Saleable coal	190.4	126.0
Raw coal	77.9	95.6
Inventories, net	$450.5	$383.2
Materials and supplies inventories, net presented above have been shown net of reserves of $5.1 million as of both September 30, 2026 and December 31, 2025.
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
The table below summarizes the book value of those investments, which are reported in “Investments and other assets” in the condensed consolidated balance sheets, and the related “Loss from equity affiliates” in the unaudited condensed consolidated statements of operations:

			Loss (Income) from Equity Affiliates
	Book Value at		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
	(Dollars in millions)
Equity method investment related to Middlemount	$32.1	$47.5	$3.6	$1.2	$17.4	$8.0
Other equity method investments	1.4	—	(1.7)	1.4	0.1	2.2
Total equity method investments	$33.5	$47.5	$1.9	$2.6	$17.5	$10.2
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
The Company has convertible debt instruments which are assessed for derivative accounting at the time of issuance and upon certain triggering events. During September 2026, the Company issued a redemption notice for the 3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes), as further discussed in Note 9. “Long-term Debt.” The reassessment of the conversion option resulted in the recognition of a derivative requiring bifurcation and separate accounting as a liability at fair value.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. As of September 30, 2026, the Company held average rate options with an aggregate notional amount of $444.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2027. The instruments entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.74 to $0.77 over the nine-month period ending June 30, 2027. As of September 30, 2026, the Company also held purchased collars with an aggregate notional amount of $615.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending June 30, 2027. The purchased collars have a floor ranging from $0.64 to $0.67 and a ceiling ranging from $0.75 to $0.77, whereby the Company will incur a loss on the instruments for quarterly average Australian dollar-to-U.S. dollar exchange rates below the floor and a gain for quarterly average rates above the ceiling.
Tabular Derivatives Disclosures
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. As of September 30, 2026, the Company had a liability derivative comprised of foreign currency option contracts with a fair value of $0.7 million. As of December 31, 2025, the Company had an asset derivative comprised of foreign currency option contracts with a fair value of $2.7 million. The net amount of asset derivatives is included in “Other current assets” and the net amount of liability derivatives is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

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

		Three Months Ended September 30, 2026
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$0.4	$(0.4)	$0.8
Conversion option related to the 2028 Convertible Notes	Change in fair value of bifurcated conversion option	7.2	—	7.2
Total		$7.6	$(0.4)	$8.0

		Three Months Ended September 30, 2025
		Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.9)	$(0.6)	$(2.3)
Total		$(2.9)	$(0.6)	$(2.3)

		Nine Months Ended September 30, 2026
		Total (loss) gain recognized in income	Gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(0.7)	$2.1	$(2.8)
Conversion option related to the 2028 Convertible Notes	Change in fair value of bifurcated conversion option	7.2	—	7.2
Total		$6.5	$2.1	$4.4

		Nine Months Ended September 30, 2025
		Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on derivatives
Derivative Instrument	Classification
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$4.3	$(1.8)	$6.1
Total		$4.3	$(1.8)	$6.1
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the hierarchy of the Company’s net (liability) asset positions for which fair value is measured on a recurring basis.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$(0.7)	$—	$(0.7)
Conversion option related to the 2028 Convertible Notes	—	(13.5)	—	(13.5)
Total net liabilities	$—	$(14.2)	$—	$(14.2)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$2.7	$—	$2.7
Total net assets	$—	$2.7	$—	$2.7
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
•Conversion option related to the 2028 Convertible Notes is valued using indirect observable price quotes (Level 2).
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2026 and December 31, 2025:
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
Market risk associated with the Company’s fixed-rate long-term debt relates to the potential changes in the fair value from a change in interest rates. The fair value of the Company’s convertible debt instruments is also impacted by changes in the Company’s traded share price. The fair value of debt shown below is principally based on reported market values and estimates based on interest rates, maturities, credit risk, underlying collateral and completed market transactions.

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Total debt at par value	$306.1	$340.8
Conversion option related to the 2028 Convertible Notes	13.5	—
Debt discount related to the 2028 Convertible Notes	(16.3)	—
Less: Unamortized debt issuance costs	(6.7)	(4.4)
Net carrying amount	$296.6	$336.4

Estimated fair value	$303.0	$557.8
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2026 and 2025. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2026 and December 31, 2025 is set forth in the table below:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Land and coal interests	$2,689.8	$2,691.2
Buildings and improvements	782.9	758.8
Machinery and equipment	2,473.9	2,377.1
Less: Accumulated depreciation, depletion and amortization	(2,904.4)	(2,673.8)
Property, plant, equipment and mine development, net	$3,042.2	$3,153.3
At-Risk Assets
The Company identified certain assets with an aggregate carrying value of approximately $53 million at September 30, 2026 in its Other U.S. Thermal reportable segment whose recoverability is most sensitive to customer concentration risk.
(8)  Income Taxes
The Company's effective tax rate before remeasurement for the nine months ended September 30, 2026 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefits of $4.5 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively, included tax provisions of less than $0.1 million and $0.4 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax benefits of $57.5 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, included tax provisions of $0.1 million and $2.3 million, respectively, related to the remeasurement of foreign income tax accounts. Due to existing valuation allowances, the income tax benefit is primarily related to the results from the Company’s Australian operations.
(9)     Long-term Debt
The Company’s total indebtedness as of September 30, 2026 and December 31, 2025 consisted of the following:

Debt Instrument (defined below, as applicable)	September 30, 2026	December 31, 2025
	(Dollars in millions)
2028 Convertible Notes, including bifurcated conversion option and debt discount	$37.1	$320.0
0.50% Convertible Senior Notes due June 2031 (2031 Convertible Notes)	250.0	—
Finance lease obligations	16.2	20.8
Less: Debt issuance costs	(6.7)	(4.4)
	296.6	336.4
Less: Current portion of long-term debt	49.0	15.2
Long-term debt	$247.6	$321.2
Partial Repurchases of 2028 Convertible Notes
On June 2, 2026, through a private offering, the Company issued $250.0 million in aggregate principal amount of 2031 Convertible Notes, as described below. The Company used the proceeds of the offering of the 2031 Convertible Notes, together with cash, to repurchase $241.2 million aggregate principal amount of its outstanding 2028 Convertible Notes for consideration of $386.8 million (the June Repurchases). During the three months ended September 30, 2026, the Company used cash to repurchase $38.9 million aggregate principal amount of its outstanding 2028 Convertible Notes in privately negotiated transactions for consideration of $58.1 million (the September Repurchases).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Both the June and September Repurchases of the 2028 Convertible Notes were accounted for as induced conversions in accordance with Accounting Standards Codification 470-20 and ASU 2024-04. For the June and September Repurchases, a portion of the consideration in excess of the amount issuable pursuant to the original conversion terms, $17.2 million and $3.3 million, respectively, was recognized as “Induced conversion expense” in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2026. The remaining excess of the consideration over the carrying value of the repurchased 2028 Convertible Notes on the date of each repurchase, was recorded as “Additional paid-in capital” in the condensed consolidated balance sheets. For the June Repurchases, the remaining excess of the consideration over the carrying value was $131.1 million, which included unamortized debt issuance costs of $2.7 million, and for the September Repurchases, the remaining excess was $16.2 million, which included unamortized debt issuance costs of $0.3 million.
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
During the nine months ended September 30, 2026, the Company used the proceeds from the issuance of the 2031 Convertible Notes and cash to repurchase $280.1 million in aggregate principal amount of the 2028 Convertible Notes as described above. On September 16, 2026, the Company announced that it would redeem the $39.9 million of outstanding 2028 Convertible Notes on November 18, 2026 (the Redemption Date) for cash.
The 2028 Convertible Notes will be redeemed on the Redemption Date at a redemption price equal to 100% of the principal amount of the 2028 Convertible Notes being redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date, in accordance with the terms of the 2028 Convertible Notes and the 2028 Indenture. Upon completion of the redemption, no 2028 Convertible Notes will remain outstanding.
Holders of the 2028 Convertible Notes may surrender all or any portion of their 2028 Convertible Notes for conversion at any time from the date of the announcement until the close of business (5:00 p.m., New York City time) on November 16, 2026, the second business day immediately preceding the Redemption Date. While the expectation is that substantially all the 2028 Convertible Notes will be converted before the Redemption Date, the holders are not obligated to convert their notes. Any 2028 Convertible Notes not surrendered for conversion at or prior to the close of business on November 16, 2026 will be redeemed on the Redemption Date as described above.
The conversion rate in effect is 52.8309 shares of Peabody's common stock per $1,000 principal amount. Because the redemption constitutes a “make-whole fundamental change” under the 2028 Indenture, the conversion rate will be increased by 2.0971 shares of common stock per $1,000 principal amount of the 2028 Convertible Notes, such that the conversion rate applicable to all conversions on or after the date of redemption announcement and on or before the close of business on November 16, 2026 will be 54.928 shares of common stock per $1,000 principal amount of 2028 Convertible Notes.
Peabody will satisfy its conversion obligation by paying or delivering, for each $1,000 principal amount of 2028 Convertible Notes converted, the sum of the daily conversion values for each of the 40 consecutive trading days during the relevant observation period. Peabody has elected a cash-only settlement with respect to conversions of the 2028 Convertible Notes.
In connection with the redemption notice and the cash-only settlement election, the Company reassessed the embedded conversion features of the 2028 Convertible Notes and determined that the conversion option was a derivative requiring bifurcation and separate accounting as a liability at fair value, with subsequent changes in fair value recognized in earnings.
The fair value of the conversion option has been determined using indirect observable price quotes and is therefore classified as Level 2 within the fair value hierarchy. At September 16, 2026, the fair value was $20.7 million, and the Company recorded an offsetting discount, which is being accreted through the Redemption Date using the effective interest method. During the three and nine months ended September 30, 2026, the Company recognized a gain of $7.2 million related to changes in the fair value of the conversion option, which is included in “Change in fair value of bifurcated conversion option” and accretion expense of $4.4 million related to the debt discount, which is included in “Interest expense, net of capitalized interest” in the unaudited condensed consolidated statements of operations.

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
The Company used the proceeds of the offering of the 2031 Convertible Notes to fund $16.7 million of capped call transactions, as discussed below, and together with cash, to repurchase $241.2 million of its outstanding 2028 Convertible Notes, as described above. The Company capitalized $7.0 million of debt issuance costs related to the offering during the nine months ended September 30, 2026.
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
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2031 Indenture. The initial conversion rate for the 2031 Convertible Notes is 26.0970 shares of the Company’s common stock per $1,000 principal amount of 2031 Convertible Notes, which represents an initial conversion price of approximately $38.32 per share of the Company’s common stock. The initial conversion price represents a premium of approximately 32.5% over the U.S. composite volume weighted average price of Peabody’s common stock from 9:30 a.m. through 4:00 p.m. Eastern Daylight Time on May 28, 2026, which was $28.9197 per share. The conversion rate and conversion price are subject to adjustment under certain circumstances in accordance with the terms of the 2031 Indenture. If certain corporate events described in the 2031 Indenture occur prior to the maturity date, or the Company delivers a redemption notice (as described below), the conversion rate will be increased for a holder who elects to convert its 2031 Convertible Notes in connection with such corporate event or redemption notice, as the case may be, in certain circumstances. The terms of the 2031 Indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock in excess of a dividend threshold, initially equal to a quarterly amount of $0.075 per share of common stock. Since the quarterly per share dividend declared and paid since the issuance of the 2031 Convertible Notes did not exceed the dividend threshold, there was no revision to the conversion rate.
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
Revolving Credit Facility
The Company established a revolving credit facility by entering into a credit agreement, dated as of January 18, 2024, as amended, (the Credit Agreement), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, PNC Bank, National Association, as administrative agent, and the lenders party thereto. On June 9, 2026, the Company amended the Credit Agreement to, among other things, permit the Australian Surety Bond Facilities (as defined and further described in Note 12. “Financial Instruments and Other Guarantees”). On June 30, 2026, the Company further amended the Credit Agreement to, among other things, (i) increase the revolving commitments under the Credit Agreement from an aggregate principal amount equal to $320.0 million to an aggregate principal amount equal to $400.0 million; (ii) extend the maturity date of the revolving commitments and any related loans (any such loans, the Revolving Loans) from January 18, 2028 to June 30, 2030; and (iii) decrease the interest rate applicable to the Revolving Loans from a rate equal to a secured overnight financing rate (SOFR) plus an applicable margin ranging from 3.50% to 4.25%, depending on the Company’s total net leverage ratio (as defined under the Credit Agreement) or a base rate plus an applicable margin ranging from 2.50% to 3.25%, at the Company’s option, to a rate equal to SOFR plus an applicable margin ranging from 3.25% to 4.00%, depending on the Company’s total net leverage ratio or a base rate plus an applicable margin ranging from 2.25% to 3.00%, at the Company’s option. After the June 30, 2026 amendment, letters of credit issued under the Credit Agreement incur a combined fee equal to an applicable margin ranging from 3.25% to 4.00% plus a fronting fee equal to 0.125% per annum. Prior to the amendment, the combined fee was equal to an applicable margin ranging from 3.50% to 4.25% plus a fronting fee equal to 0.125% per annum. Unused capacity under the Credit Agreement bears a commitment fee of 0.50% per annum. The Company paid aggregate deferred financing costs of $5.7 million as part of the amendments during the nine months ended September 30, 2026.
During the second quarter of 2026, the Company borrowed and repaid $110.0 million under the revolving credit facility. At September 30, 2026, the Credit Agreement was only utilized for letters of credit of $58.2 million. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the revolving credit facility was $341.8 million at September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
2028 Convertible Notes, coupon rate	$0.6	$2.6	$5.2	$7.8
2028 Convertible Notes, accretion of debt discount	4.4	—	4.4	—
2031 Convertible Notes, coupon rate	0.3	—	0.4	—
Finance lease obligations	0.2	0.4	0.9	1.1
Financial assurance instruments	7.9	6.2	20.8	19.8
Amortization of debt issuance costs	1.5	1.4	4.3	4.2
Receivables securitization program	0.6	0.6	1.8	1.8
Capitalized interest	—	(2.0)	(2.1)	(5.9)
Other	3.1	0.8	6.3	3.8
Interest expense, net of capitalized interest	$18.6	$10.0	$42.0	$32.6

Cash paid for interest, net of capitalized interest	$7.8	$10.9	$41.1	$35.0
Non-cash interest expense	$5.9	$0.9	$8.7	$4.2
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2026.
(10) Pension and Postretirement Benefit Costs
The components of net periodic pension, postretirement benefit and workers’ compensation costs, excluding the service cost for benefits earned, are included in “Net periodic benefit credit, excluding service cost” in the unaudited condensed consolidated statements of operations.
The Company sponsors a qualified pension plan. Annual contributions to the qualified plan are made in accordance with minimum funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As of September 30, 2026, the qualified plan was expected to be at or above the Pension Protection Act thresholds. During the three and nine months ended September 30, 2026, the Company contributed $0.7 million and $1.3 million to its qualified pension plan. The Company expects to contribute a total of $2.0 million to the qualified plan in 2026 to maintain these thresholds and meet minimum funding requirements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic postretirement benefit credit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Service cost for benefits earned	$—	$0.1	$0.1	$0.3
Interest cost on accumulated postretirement benefit obligation	1.3	1.9	4.6	5.8
Expected return on plan assets	—	(0.1)	(0.1)	(0.3)
Amortization of prior service credit	(14.3)	(10.2)	(20.0)	(30.6)
Net actuarial gain	(3.3)	—	(3.3)	—
Net periodic postretirement benefit credit	$(16.3)	$(8.3)	$(18.7)	$(24.8)
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
The changes triggered a remeasurement event that resulted in a mark-to-market gain of $3.3 million recorded to “Net mark-to-market adjustment on actuarially determined liabilities” in the accompanying unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2026, primarily due to changes in assumed benefit utilization, updated census data and increase in discount rate from 5.15% at December 31, 2025 to 5.50% at the remeasurement date. The impact of the plan changes reduced the Company’s accumulated postretirement benefit obligation by $22.9 million. The reduction was attributable to the elimination of the medical reimbursement benefit. The reduction in liability was recorded with an offsetting balance in “Accumulated other comprehensive income,” of which, $11.5 million was amortized during the three and nine months ended September 30, 2026. The remaining amount will be amortized over the remaining life of the plan of 0.25 years.
(11) Earnings per Share (EPS)
Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding. As such, the Company includes share-based compensation awards and convertible debt in its potentially dilutive securities. Generally, dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
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
A conversion of the Company’s convertible debt could result in payment in Peabody’s common stock. For diluted EPS purposes, the potentially dilutive common stock is assumed to have been converted at the beginning of the period (or at the time of issuance, if later), and the resulting common shares are included for the period that they were outstanding. In periods where the potentially dilutive common stock is included in the computation of diluted EPS, the numerator will be adjusted to add back tax adjusted interest expense, which includes the amortization of debt issuance costs, related to the convertible debt.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On September 16, 2026, the Company announced that it would redeem all the outstanding 2028 Convertible Notes for cash. As of the date of the redemption notice, the remaining 2028 Convertible Notes ceased to be treated as convertible securities for the computation of diluted EPS. For the three and nine months ended September 30, 2026, the computation of diluted EPS excluded 10.0 million and 13.7 million shares, respectively, related to the 2028 Convertible Notes and the 2031 Convertible Notes combined, because their inclusion would have been anti-dilutive for those periods. The 2031 Convertible Notes were not outstanding during the three and nine months ended September 30, 2025; accordingly, for those periods, the computation of diluted EPS excluded 16.6 million and 16.5 million shares, respectively, related only to the 2028 Convertible Notes, because their inclusion would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate share-based compensation awards of 1.0 million and 0.8 million shares for the three months ended September 30, 2026 and 2025, respectively, and 1.2 million and 1.0 million for the nine months ended September 30, 2026 and 2025, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share data)
Basic and Diluted EPS numerator:
Loss from continuing operations, net of income taxes	$(28.7)	$(66.6)	$(140.0)	$(53.9)
Less: Net income attributable to noncontrolling interests	3.9	3.2	15.1	8.4
Loss from continuing operations attributable to common stockholders	(32.6)	(69.8)	(155.1)	(62.3)
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)	(0.7)	(1.0)
Net loss attributable to common stockholders	$(32.8)	$(70.1)	$(155.8)	$(63.3)

EPS denominator:
Weighted average shares outstanding — basic and diluted	122.1	121.7	122.0	121.7

Basic and Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.27)	$(0.57)	$(1.27)	$(0.51)
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net loss attributable to common stockholders	$(0.27)	$(0.58)	$(1.28)	$(0.52)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2026
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,205.4	$81.7	$1,287.1
Letters of credit (2)	62.3	53.4	115.7
	1,267.7	135.1	1,402.8
Less: Letters of credit in support of surety bonds (3)	(62.3)	(1.9)	(64.2)
Obligations supported, net	$1,205.4	$133.2	$1,338.6
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
Australian Surety Bond Facilities
On June 12, 2026, certain of the Company’s Australian subsidiaries (collectively, the Australian Surety Bond Facility Obligors), each an indirect subsidiary of PEC, established new Australian dollar-denominated surety bond facilities with an aggregate combined principal amount of $700.0 million Australian dollars in commitments by entering into agreements with surety bond providers (the Australian Surety Bond Facilities). The Australian Surety Bond Facilities have been established to, among other things, establish a surety bonding facility, primarily to support reclamation bonding requirements, to replace the Australian Surety Bond Facility Obligors’ existing 100% cash collateralized programs. During the nine months ended September 30, 2026, the Company capitalized $1.9 million of deferred financing costs related to the Australian Surety Bond Facilities.
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
At September 30, 2026, the Company had no outstanding borrowings and $57.5 million of letters of credit outstanding under the Securitization Program. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $111.0 million at September 30, 2026. The Company was not required to post cash collateral under the Securitization Program at September 30, 2026.
The Company incurred interest and fees associated with the Securitization Program of $0.6 million during both the three months ended September 30, 2026 and 2025, respectively, and $1.8 million during both the nine months ended September 30, 2026 and 2025, respectively, which have been recorded as “Interest expense, net of capitalized interest” in the accompanying unaudited condensed consolidated statements of operations.
Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) reduce the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%. At September 30, 2026, letters of credit of $34.0 million were outstanding under the agreement.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the second quarter of 2026, the Australian Surety Bond Facilities, as described above, were established, which reduced the utilization of the cash-backed bank guarantee facilities. At September 30, 2026, guarantees of $15.4 million were outstanding for which the Company receives a variable deposit rate on the amount of cash collateral posted in support of the facilities, which mature at various dates between 2026 and 2030.

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

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Restricted cash (1)
Surety trust accounts (2)	$311.1	$383.6
Credit support facilities (2) (3)	50.1	325.6
	361.2	709.2
Other cash collateral (1)
Deposits with regulatory authorities for reclamation and other obligations (3)	57.2	134.9
Restricted cash and collateral	$418.4	$844.1
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
(3)    At September 30, 2026, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $22 million and $82 million, respectively. At December 31, 2025, the Australian dollar denominated balances supporting the bank guarantee facilities and the deposits with regulatory authorities were $312 million and $201 million, respectively.
(13) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2026, purchase commitments for capital expenditures were $37.3 million, all of which is obligated within the next 12 months.
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
On September 23, 2025, various subsidiaries of Anglo initiated International Chamber of Commerce arbitration proceedings in London, United Kingdom, against Peabody and certain of its affiliates. At that time, Anglo’s complaint alleged, among other things, that Peabody wrongfully terminated the Purchase Agreements and sought, among other things, declarations that the ignition event at the Moranbah North mine did not constitute a MAC, as well as damages for losses in an unspecified amount, plus costs and interest. On June 5, 2026, Anglo filed its Statement of Claim, in which it purported to quantify, for the first time in the arbitration proceedings, the damages that it is demanding at approximately $755.0 million. This amount primarily consists of $628.4 million in claimed losses, representing what Anglo contends is the difference in value of the Assets between November 25, 2024 and August 19, 2025, with the remainder consisting of Anglo’s claimed additional costs and interest on such claimed losses and costs. On October 2, 2026, Peabody filed its Statement of Defense and Counterclaim in the arbitration. In its filing, Peabody denied Anglo’s allegations, asserted various defenses and brought counterclaims against Anglo and certain of its affiliates.
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
Shareholder Action. On June 25, 2026, a putative class action lawsuit, McGeachy v. Peabody Energy Corp., et al., was filed against the Company and certain current/former executives (together the Securities Defendants) in the United States District Court for the Eastern District of Missouri (the Court) on behalf of a putative class of investors who purchased or otherwise acquired Peabody Energy common stock from October 14, 2024 to May 4, 2026. The lawsuit alleges that the Securities Defendants made certain misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, (the Exchange Act) regarding the Company’s ability to resume longwall production at the Centurion mine. On September 9, 2026, the Court appointed a lead plaintiff and lead counsel. On September 25, 2026, the Court entered a schedule under which plaintiffs must file an amended complaint by November 20, 2026, and the Securities Defendants must move against or otherwise respond to the amended complaint by January 22, 2027. The Securities Defendants intend to defend themselves vigorously. Peabody is unable to provide a reasonable estimate of any possible loss or range of loss relating to this matter.
On September 10, 2026, a putative derivative lawsuit, Marti v Grech, et al., was filed against the Company (as nominal defendant) and certain of the Company’s current/former officers and directors (the Derivative Defendants) in the United States District Court for the Eastern District of Missouri. Plaintiff alleges, putatively on behalf of the Company, that some or all of the Derivative Defendants are liable for breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Sections 10(b), 20(a), and 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act, for allegedly causing the Company to make false and misleading statements about the Company’s efforts to resume longwall production at the Centurion mine and the associated financial guidance. The Company and the Derivative Defendants intend to defend themselves vigorously. Peabody is unable to provide a reasonable estimate of any possible loss or range of loss relating to this matter.

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
Reportable segment results were as follows:

	Three Months Ended September 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$241.6	$366.0	$268.1	$206.1	$1,081.8
Less Significant Segment Expenses:
Labor costs	35.8	75.0	55.8	48.9
Repair costs	30.7	76.2	28.2	31.9
Outside services	26.7	110.9	34.8	35.3
Commodities expense	31.7	24.0	60.3	30.0
Sales related costs	48.3	86.2	58.2	14.7
Other expenses (1)	2.9	(11.5)	15.8	19.8
Adjusted EBITDA	65.5	5.2	15.0	25.5	111.2
Additions to property, plant, equipment and mine development	7.1	36.7	9.2	4.7	57.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$242.7	$258.9	$301.4	$192.0	$995.0
Less Significant Segment Expenses:
Labor costs	35.8	62.4	56.5	54.3
Repair costs	29.3	48.5	38.8	40.5
Outside services	31.2	100.4	35.0	40.8
Commodities expense	20.6	17.1	42.3	19.2
Sales related costs	54.0	56.1	66.2	11.5
Other expenses (1)	30.8	(53.4)	10.9	18.8
Adjusted EBITDA	41.0	27.8	51.7	6.9	127.4
Additions to property, plant, equipment and mine development	8.2	87.8	11.5	7.7	115.2

	Nine Months Ended September 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$669.7	$1,007.3	$781.4	$553.8	$3,012.2
Less Significant Segment Expenses:
Labor costs	108.6	224.7	171.8	148.9
Repair costs	91.1	210.7	93.7	93.7
Outside services	81.7	326.1	103.3	104.1
Commodities expense	89.8	65.7	164.0	78.4
Sales related costs	130.5	248.3	170.6	38.8
Other expenses (1)	1.9	(49.4)	46.4	(0.3)
Adjusted EBITDA	166.1	(18.8)	31.6	90.2	269.1
Additions to property, plant, equipment and mine development	25.3	122.4	35.0	15.4	198.1

	Nine Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal	Reportable Segment Totals
	(Dollars in millions)
Revenue	$702.9	$731.2	$852.7	$515.8	$2,802.6
Less Significant Segment Expenses:
Labor costs	108.6	178.7	159.2	153.4
Repair costs	83.1	136.9	102.9	114.2
Outside services	84.9	258.3	94.9	114.2
Commodities expense	59.6	43.1	116.8	56.4
Sales related costs	153.4	168.8	215.4	30.9
Other expenses (1)	54.6	(86.4)	32.5	(6.6)
Adjusted EBITDA	158.7	31.8	131.0	53.3	374.8
Additions to property, plant, equipment and mine development	26.3	213.9	20.9	17.7	278.8
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
The following table presents total assets at the division level:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Seaborne	$2,375.0	$2,543.4
U.S. Thermal	1,300.9	1,301.7
Corporate and Other	1,696.1	1,962.1
Total assets	$5,372.0	$5,807.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of reportable segment totals follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Revenue from reportable segments	$1,081.8	$995.0	$3,012.2	$2,802.6
Reconciling items
Corporate and Other	14.5	17.1	60.6	36.6
Revenue	$1,096.3	$1,012.1	$3,072.8	$2,839.2

Adjusted EBITDA from reportable segments	$111.2	$127.4	$269.1	$374.8
Reconciling items
Corporate and Other (1)	(13.7)	(27.9)	(65.1)	(38.0)
Depreciation, depletion and amortization	(97.6)	(100.0)	(314.6)	(285.5)
Asset retirement obligation expenses	(13.7)	(13.9)	(41.1)	(41.3)
Restructuring charges	(1.0)	(4.0)	(4.4)	(9.2)
Costs related to terminated acquisition	(3.9)	(54.0)	(9.2)	(75.2)
Changes in amortization of basis difference related to equity affiliates	0.5	0.5	1.8	1.9
Other operating loss	(12.9)	—	(12.9)	—
Interest expense, net of capitalized interest	(18.6)	(10.0)	(42.0)	(32.6)
Induced conversion expense	(3.3)	—	(20.5)	—
Change in fair value of bifurcated conversion option	7.2	—	7.2	—
Interest income	8.5	13.9	33.7	43.1
Net mark-to-market adjustment on actuarially determined liabilities	3.3	—	3.3	—
Unrealized gains (losses) on foreign currency option contracts	0.8	(2.3)	(2.8)	6.1
Take-or-pay contract-based intangible recognition	—	0.3	—	0.8
Loss from continuing operations before income taxes	$(33.2)	$(70.0)	$(197.5)	$(55.1)

Additions to property, plant, equipment and mine development from reportable segments	$57.7	$115.2	$198.1	$278.8
Reconciling items
Corporate and Other	2.1	1.0	5.5	2.0
Additions to property, plant, equipment and mine development	$59.8	$116.2	$203.6	$280.8
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

Overview
Peabody is a leading producer of metallurgical and thermal coal. In 2025, Peabody sold 122.0 million tons of coal. During the third quarter of 2026, the Moorvale Mine in the Seaborne Metallurgical Mining segment suspended production. As a result, the Company owned interests in 16 active coal mining operations located in the United States (U.S.) and Australia at September 30, 2026. Included in that count is Peabody’s 50% equity interest in Middlemount Coal Pty Ltd (Middlemount), which owns the Middlemount Mine in Queensland, Australia.
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
Pricing during the three months ended September 30, 2026 is set forth in the table below.

	High	Low	Average	September 30, 2026	November 2, 2026
Premium low-vol hard coking coal (Premium HCC) (1)	$284.90	$213.00	$248.11	$272.10	$262.30
Premium low-vol pulverized coal injection (Premium PCI) coal (1)	220.00	152.60	178.02	190.20	206.00
Newcastle index thermal coal (1)	148.29	127.41	135.01	146.75	152.00
API 5 index thermal coal (1)	108.67	91.00	98.56	108.00	112.00
PRB 8,800 Btu/Lb coal (2)	14.75	14.50	14.57	14.70	14.70
Illinois Basin 11,500 Btu/Lb coal (2)	54.75	54.25	54.52	54.75	55.25
(1)    Spot pricing expressed per metric tonne.
(2)    Prompt month pricing expressed per short ton.
The seaborne pricing included in the table above is not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2026 due to quality differentials and a portion of its seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically, with spot, index and quarterly sales arrangements also utilized. The Company’s typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table above is also not necessarily indicative of the pricing the Company realized during the three months ended September 30, 2026 since the Company generally sells coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact the Company’s realized pricing.
Within the global coal industry, supply and demand for its products and the supplies used for mining are being impacted by recent geopolitical events and changes to trade policy, including tariffs and customs regulations. As future developments related to geopolitical events and trade policy, including additional or retaliatory tariffs, delays in implementing previously announced changes or ongoing negotiations between countries, are unknown, the global coal industry data for the nine months ended September 30, 2026 presented herein may not be indicative of their ultimate impacts.

During the nine months ended September 30, 2026, robust demand for seaborne metallurgical coal and tighter global supply contributed to the premium coking coal price rising 31% and the pulverized coal injection (PCI) price rising 19% year-to-date versus 2025. Safety-led Chinese domestic coal production cuts, coal mine production variability in seaborne export producing regions and weather-related supply chain disruptions restricted global supply of premium hard coking coal and PCI. Weaker Chinese mining rates led to higher domestic Chinese coal prices, supporting increased Chinese interest in coal imports and generally higher prices for the seaborne metallurgical coal market. Chinese imports of metallurgical coal over the period July 2026 to September 2026 increased 25% versus the same period in 2025. In India, robust steel demand and continued production growth reflected strong economic activity, with steel producer margins remaining resilient amid geopolitical headwinds as steel production grew approximately 6% year-over-year during the nine months ended September 30, 2026. Globally, metallurgical coal trade flows were affected by increased freight costs, geopolitical developments and higher fuel and mining costs across producing regions. As a result of these factors, benchmark premium hard coking coal prices are expected to remain generally higher in the near term compared with the beginning of the year, although prices remain subject to volatility due to global supply and macroeconomic factors.
During the nine months ended September 30, 2026, seaborne thermal coal market fundamentals remained supportive, driven by geopolitical tensions, extreme weather events, regional demand conditions, supply disruptions and other supply risks. Liquefied natural gas (LNG) prices increased significantly during the period and remained volatile as constrained LNG flows from the Middle East intensified competition for cargoes, improving the relative economics of coal-fueled generation in importing markets with available coal generation capacity. In China, power demand remained robust, supported by seasonal requirements, industrial and construction activity, and growth in high-technology manufacturing, electric vehicle-related infrastructure, digital services and equipment manufacturing. Extensive safety inspections limited domestic coal production and increased demand for seaborne coal imports. In India, power demand remained strong and increased further due to hotter-than-normal weather and lower hydroelectric generation associated with El Niño. Logistics constraints affecting domestic coal supply, together with strong coal-fired generation, reduced coal inventories to critically low levels and increased coal import demand. Thermal coal continued to serve as a significant source of electricity generation and industrial energy demand globally despite volatility in energy markets. Thermal coal prices are expected to remain sensitive to developments in LNG markets, Indonesia's coal export and domestic market obligation policies, fuel prices and global weather patterns that influence electricity demand trends.
In the U.S., overall electricity demand increased 2.7% year-over-year through the nine months ended September 30, 2026. Through the first nine months of 2026, electricity generation from thermal coal decreased 5% year-over-year, driven by lower natural gas prices, stronger renewable generation and milder spring temperatures. Hot summer weather during the third quarter contributed to an increase in coal-fired generation of 3.0% compared to the third quarter of 2025. Coal’s share of electricity generation decreased to approximately 16% for the nine months ended September 30, 2026, while wind and solar’s combined generation share increased to 19% and the share of natural gas generation remained stable at approximately 40%. U.S. coal inventories have decreased almost 11 million tons compared to the end of 2025 through September 30, 2026.
Financing and Liquidity Transactions
During the second quarter of 2026, Peabody completed multiple financing transactions. The Company issued $250.0 million of convertible senior unsecured notes due 2031 and used the proceeds of the offering and cash to purchase a capped call with a cap price of $50.61 per share and to repurchase $241.2 million of the convertible senior unsecured notes due 2028 for cash consideration of $386.8 million. These transactions lowered the Company’s borrowing rates, extended debt maturities to 2031 and reduced potential common share dilution from the convertible notes. The Company also entered into standard agreements with surety providers in the U.S. and Australia during the second quarter, which reduced total reclamation collateral requirements and released formerly restricted cash and cash collateral. And finally, the Company amended its existing revolving credit facility to increase funding capacity, lower interest rates and extend the maturity date.
During the third quarter of 2026, the Company repurchased an additional $38.9 million of the convertible senior unsecured notes due 2028 for cash consideration of $58.1 million. On September 16, 2026, the Company announced that it would redeem the remaining $39.9 million of its convertible senior unsecured notes due 2028 for cash, further reducing the potential common share dilution from the convertible notes.

From an economic perspective, the $164.8 million premium paid above par value to repurchase the convertible senior notes due 2028 during the nine months ended September 30, 2026 was equivalent to repurchasing approximately 5.7 million shares at a weighted average price of $28.68 per share. The repurchases of the convertible senior unsecured notes due 2028 and the issuance of the cash redemption notice reduced the potential common share dilution by approximately 16.7 million shares, while the issuance of the convertible senior unsecured notes due 2031 added approximately 6.5 million shares, resulting in a net reduction to potential common share dilution of approximately 10.2 million shares.
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
On September 23, 2025, various subsidiaries of Anglo initiated International Chamber of Commerce arbitration proceedings in London, United Kingdom, against Peabody and certain of its affiliates. At that time, Anglo’s complaint alleged, among other things, that Peabody wrongfully terminated the Purchase Agreements and sought, among other things, declarations that the ignition event at the Moranbah North mine did not constitute a MAC, as well as damages for losses in an unspecified amount, plus costs and interest. On June 5, 2026, Anglo filed its Statement of Claim, in which it purported to quantify, for the first time in the arbitration proceedings, the damages that it is demanding at approximately $755.0 million. This amount primarily consists of $628.4 million in claimed losses, representing what Anglo contends is the difference in value of the Assets between November 25, 2024 and August 19, 2025, with the remainder consisting of Anglo’s claimed additional costs and interest on such claimed losses and costs. On October 2, 2026, Peabody filed its Statement of Defense and Counterclaim in the arbitration. In its filing, Peabody denied Anglo’s allegations, asserted various defenses and brought counterclaims against Anglo and certain of its affiliates.
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

Centurion Update
Late in the third quarter, the longwall encountered more problematic faulting than anticipated across multiple areas of the panel, which is constraining production and equipment performance as the operation safely works through these conditions. Increased geological complexity impacted longwall performance during October 2026, resulting in production of approximately 45 thousand tons for the month. The Company now has a clearer understanding of how the current longwall configuration performs in these conditions and has identified targeted engineering modifications. These include a base-lift power increase, estimated at $1.5 to $2 million, to be completed during scheduled maintenance in the current panel, and a two-stage flipper, estimated at $5 to $10 million, to be installed during the next longwall move, now expected in the third quarter of 2027.
Results of Operations
Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
Summary
The increase in results from continuing operations, net of income taxes for the three months ended September 30, 2026 compared to the same period in the prior year ($37.9 million) was due to higher revenue ($84.2 million) primarily driven by favorable pricing and lower costs related to the terminated acquisition ($50.1 million). The favorable variances were partially offset by higher operating costs and expenses ($83.3 million).
The decrease in results from continuing operations, net of income taxes for the nine months ended September 30, 2026 compared to the same period in the prior year ($86.1 million) was driven by higher operating costs and expenses ($342.3 million), higher depreciation, depletion and amortization ($29.1 million) and induced conversion expense recognized in the current year ($20.5 million). The unfavorable variances were partially offset by higher revenue ($233.6 million) primarily driven by favorable pricing, lower costs related to the terminated acquisition ($66.0 million) and increased tax benefits ($56.3 million).
Adjusted EBITDA for the three and nine months ended September 30, 2026 reflected a year-over-year decrease of $2.0 million and $132.8 million, respectively.
Tons Sold
The following table presents tons sold:

	Three Months Ended September 30,		(Decrease) Increase to Volumes		Nine Months Ended September 30,		(Decrease) Increase to Volumes
	2026	2025	Tons	%	2026	2025	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal	3.1	4.1	(1.0)	(24)%	9.1	12.1	(3.0)	(25)%
Seaborne Metallurgical	2.2	2.1	0.1	5%	6.7	6.1	0.6	10%
Powder River Basin	19.6	22.6	(3.0)	(13)%	57.2	62.2	(5.0)	(8)%
Other U.S. Thermal	3.4	3.7	(0.3)	(8)%	9.7	9.7	—	—%
Total tons sold from reportable segments	28.3	32.5	(4.2)	(13)%	82.7	90.1	(7.4)	(8)%
Corporate and Other	—	—	—	n.m.	0.1	—	0.1	n.m.
Total tons sold	28.3	32.5	(4.2)	(13)%	82.8	90.1	(7.3)	(8)%

Supplemental Financial Data
The following table presents supplemental financial data by reportable segment:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Revenue per Ton (1)
Seaborne Thermal	$77.63	$59.25	$18.38	31%	$73.13	$57.93	$15.20	26%
Seaborne Metallurgical	164.83	121.34	43.49	36%	150.63	120.08	30.55	25%
Powder River Basin	13.71	13.36	0.35	3%	13.66	13.72	(0.06)	—%
Other U.S. Thermal	59.53	51.77	7.76	15%	56.96	53.27	3.69	7%
Costs per Ton (1)(2)
Seaborne Thermal	$56.58	$49.23	$7.35	15%	$54.99	$44.85	$10.14	23%
Seaborne Metallurgical	162.45	108.31	54.14	50%	153.44	114.86	38.58	34%
Powder River Basin	12.94	11.07	1.87	17%	13.11	11.61	1.50	13%
Other U.S. Thermal	52.18	49.90	2.28	5%	47.69	47.76	(0.07)	—%
Adjusted EBITDA Margin per Ton (1)(2)
Seaborne Thermal	$21.05	$10.02	$11.03	110%	$18.14	$13.08	$5.06	39%
Seaborne Metallurgical	2.38	13.03	(10.65)	(82)%	(2.81)	5.22	(8.03)	(154)%
Powder River Basin	0.77	2.29	(1.52)	(66)%	0.55	2.11	(1.56)	(74)%
Other U.S. Thermal	7.35	1.87	5.48	293%	9.27	5.51	3.76	68%
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
Revenue
The following table presents revenue by segment:

	Three Months Ended September 30,		(Decrease) Increase to Revenue		Nine Months Ended September 30,		(Decrease) Increase to Revenue
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$241.6	$242.7	$(1.1)	—%	$669.7	$702.9	$(33.2)	(5)%
Seaborne Metallurgical	366.0	258.9	107.1	41%	1,007.3	731.2	276.1	38%
Powder River Basin	268.1	301.4	(33.3)	(11)%	781.4	852.7	(71.3)	(8)%
Other U.S. Thermal	206.1	192.0	14.1	7%	553.8	515.8	38.0	7%
Corporate and Other	14.5	17.1	(2.6)	(15)%	60.6	36.6	24.0	66%
Revenue	$1,096.3	$1,012.1	$84.2	8%	$3,072.8	$2,839.2	$233.6	8%
Seaborne Thermal. Segment revenue decreased during the three and nine months ended September 30, 2026 compared to the same periods in the prior year due to unfavorable volume ($65.6 million and $184.7 million, respectively) driven by reductions at the Wilpinjong Mine due to mine sequencing and the closure of the Wambo Underground Mine in September 2025, offset by favorable realized prices ($64.5 million and $151.5 million, respectively).
Seaborne Metallurgical. Segment revenue increased during the three and nine months ended September 30, 2026 compared to the same periods in the prior year due to favorable realized prices ($76.3 million and $173.8 million, respectively) and favorable volume ($30.8 million and $102.3 million, respectively) driven largely by the start-up of the Centurion Mine.
Powder River Basin. Segment revenue decreased during the three months ended September 30, 2026 compared to the same period in the prior year due to unfavorable volume ($37.0 million) resulting from lower coal burn driven by mild weather in the U.S. and lower natural gas prices, partially offset by favorable realized prices ($3.7 million).

Segment revenue decreased during the nine months ended September 30, 2026 compared to the same period in the prior year due to unfavorable volume ($64.3 million) as described above and unfavorable realized prices ($7.0 million) which were driven by the impact of adjustments to cost pass-through contracts with certain customers resulting from the federal royalty rate reduction included in the One Big Beautiful Bill Act of 2025 (OBBBA) which was enacted in the second half of 2025.
Other U.S. Thermal. Segment revenue increased during the three and nine months ended September 30, 2026 compared to the same periods in the prior year due to favorable realized prices ($27.9 million and $37.7 million, respectively), offset by unfavorable volume ($13.8 million, three months).
Corporate and Other. The decrease in revenue during the three months ended September 30, 2026 compared to the same period in the prior year was primarily driven by lower revenue from trading activities, partially offset by higher royalty income. The increase in revenue during the nine months ended September 30, 2026 compared to the same period in the prior year was primarily driven by higher revenue from trading activities and higher royalty income.
Segment Costs
The following table presents costs by segment:

	Three Months Ended September 30,		(Decrease) Increase to Total Segment Costs		Nine Months Ended September 30,		(Decrease) Increase to Total Segment Costs
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$176.1	$201.7	$(25.6)	(13)%	$503.6	$544.2	$(40.6)	(7)%
Seaborne Metallurgical	360.8	231.1	129.7	56%	1,026.1	699.4	326.7	47%
Powder River Basin	253.1	249.7	3.4	1%	749.8	721.7	28.1	4%
Other U.S. Thermal	180.6	185.1	(4.5)	(2)%	463.6	462.5	1.1	—%
Corporate and Other	(1.7)	19.8	(21.5)	(109)%	40.1	13.3	26.8	202%
Total Segment Costs (1)	$968.9	$887.4	$81.5	9%	$2,783.2	$2,441.1	$342.1	14%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Costs decreased during the three and nine months ended September 30, 2026 compared to the same periods in the prior year primarily due to decreased volume (1.0 million tons and 3.0 million tons, respectively) which drove both lower variable costs ($27.5 million and $38.2 million, respectively) and sales related costs ($5.7 million and $22.9 million, respectively), offset by increased commodities expense ($11.1 million and $30.2 million, respectively) which was driven by higher fuel pricing.
Seaborne Metallurgical. Segment Costs increased during the three and nine months ended September 30, 2026 compared to the same periods in the prior year due to higher costs for labor, repairs and outside services ($50.8 million and $187.6 million, respectively) driven by geological challenges encountered in a fault zone and longwall commissioning activities at the Centurion Mine; higher sales related costs ($30.1 million and $79.5 million, respectively) resulting from increased volume (0.1 million tons and 0.6 million tons, respectively); and higher realized pricing; higher variable costs ($29.2 million, three months) and increased commodities expense ($6.9 million and $22.6 million, respectively) which was primarily driven by higher fuel pricing.
Powder River Basin. Segment Costs increased during the three months ended September 30, 2026 compared to the same period in the prior year due to increased commodities expense ($18.0 million) driven by higher fuel pricing and increased leasing expense ($3.2 million). These increases were offset by lower costs for labor, repairs and outside services ($11.5 million) as operational spend was cut in response to decreased customer demand and lower sales related costs ($8.0 million) due to decreased volume (3.0 million tons).
Segment Costs increased during the nine months ended September 30, 2026 compared to the same period in the prior year due to increased commodities expense ($47.2 million), higher costs for labor and outside services ($21.0 million) as the result of planned equipment outages and increased in-pit inventory; and increased leasing expense ($9.7 million). These increases were offset by lower sales related costs ($44.8 million) which were largely driven by the federal royalty rate reduction on coal production included in the OBBBA, as described above, and lower volume (5.0 million tons).

Other U.S. Thermal. Segment Costs decreased during the three months ended September 30, 2026 compared to the same period in the prior year primarily due to lower costs for labor, repairs and outside services ($19.5 million), offset by increased commodities expense ($10.8 million) driven by higher fuel pricing and higher sales related costs ($3.2 million).
Segment Costs increased during the nine months ended September 30, 2026 compared to the same period in the prior year due to higher commodities expense ($22.0 million) and higher sales related costs ($7.9 million), offset by lower costs for labor, repairs and outside services ($35.1 million).
Corporate and Other. The decrease to Segment Costs during the three months ended September 30, 2026 compared to the same period in the prior year was driven by lower expenses related to the Company’s coal trading business ($7.6 million); higher net periodic benefit credit, excluding service cost resulting from a current period change to the Company’s postretirement health care benefit plan ($4.6 million); prior year holding costs associated with the Centurion Mine ($4.6 million); and the favorable remeasurement of foreign currency ($4.4 million).
The increase to Segment Costs during the nine months ended September 30, 2026 compared to the same period in the prior year was primarily driven by higher expenses related to the Company’s coal trading business ($15.7 million); lower net periodic benefit credit, excluding service cost driven by the final amortization in the prior year of a previously established prior service credit which more than offset the impact of the current year changes ($9.5 million); and reduced foreign currency gains in the current year ($4.3 million).
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of the Company’s segments:

	Three Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA		Nine Months Ended September 30,		Increase (Decrease) to Segment Adjusted EBITDA
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$65.5	$41.0	$24.5	60%	$166.1	$158.7	$7.4	5%
Seaborne Metallurgical	5.2	27.8	(22.6)	(81)%	(18.8)	31.8	(50.6)	(159)%
Powder River Basin	15.0	51.7	(36.7)	(71)%	31.6	131.0	(99.4)	(76)%
Other U.S. Thermal	25.5	6.9	18.6	270%	90.2	53.3	36.9	69%
Corporate and Other	(13.7)	(27.9)	14.2	51%	(65.1)	(38.0)	(27.1)	(71)%
Adjusted EBITDA (1)	$97.5	$99.5	$(2.0)	(2)%	$204.0	$336.8	$(132.8)	(39)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal. Segment Adjusted EBITDA increased during the three months ended September 30, 2026 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs ($62.8 million); offset by unfavorable production costs ($13.5 million), higher commodities expense as described above and the unfavorable impact of higher foreign exchange rates on expenses ($7.9 million).
Segment Adjusted EBITDA increased during the nine months ended September 30, 2026 compared to the same period in the prior year due to higher realized prices net of sales sensitive costs ($158.2 million); offset by unfavorable production costs ($66.5 million) primarily driven by mine sequencing at the Wilpinjong Mine, unfavorable volume ($34.5 million), higher commodities expense as described above and the unfavorable impact of higher foreign exchange rates on expenses ($27.1 million).
Seaborne Metallurgical. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2026 compared to the same periods in the prior year due to unfavorable production costs ($86.4 million and $189.5 million, respectively) primarily driven by geological challenges encountered in a fault zone and longwall commissioning activities at the Centurion Mine, the unfavorable impact of higher foreign exchange rates on expenses ($11.3 million and $39.9 million, respectively) and higher commodities expense as described above. These decreases were offset by higher realized prices net of sales sensitive costs ($53.0 million and $122.6 million, respectively) and favorable volume ($28.4 million and $70.6 million, respectively).

Powder River Basin. Segment Adjusted EBITDA decreased during the three months ended September 30, 2026 compared to the same period in the prior year due to unfavorable volume ($22.5 million), higher commodity pricing as described above, increased overburden removal costs ($5.7 million) and higher leasing expense as described above. These decreases were offset by lower costs for labor, repairs and outside services and lower sales related costs as described above.
Segment Adjusted EBITDA decreased during the nine months ended September 30, 2026 compared to the same period in the prior year due to higher commodity pricing as described above, unfavorable volume ($37.5 million), higher costs for labor and outside services as described above, increased in-pit inventory as the workforce focused on preparatory efforts in light of reduced customer demand ($20.6 million) and higher leasing expense as described above. These decreases were offset by lower sales related costs as described above.
Other U.S. Thermal. Segment Adjusted EBITDA increased during the three months ended September 30, 2026 compared to the same period in the prior year primarily due to higher realized prices net of sales sensitive costs ($24.1 million) and lower costs for labor, repairs and outside services as described above, offset by higher commodities pricing as described above and unfavorable volume ($8.5 million).
Segment Adjusted EBITDA increased during the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to lower costs for labor, repairs and outside services as described above and higher realized prices net of sales sensitive costs ($29.9 million), offset by higher commodity pricing and usage as described above.
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended September 30,		(Decrease) Increase to Adjusted EBITDA		Nine Months Ended September 30,		Decrease to Adjusted EBITDA
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(4.1)	$(1.7)	$(2.4)	(141)%	$(19.2)	$(9.9)	$(9.3)	(94)%
Resource management activities (2)	5.4	5.3	0.1	2%	27.7	28.1	(0.4)	(1)%
Selling and administrative expenses	(28.8)	(27.4)	(1.4)	(5)%	(83.7)	(74.5)	(9.2)	(12)%
Other items, net (3)	13.8	(4.1)	17.9	437%	10.1	18.3	(8.2)	(45)%
Corporate and Other Adjusted EBITDA	$(13.7)	$(27.9)	$14.2	51%	$(65.1)	$(38.0)	$(27.1)	(71)%
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
Corporate and Other Adjusted EBITDA increased during the three months ended September 30, 2026 compared to the same period in the prior year due to an increase in other items driven by a higher net periodic benefit credit, excluding service cost, as described above ($4.6 million), prior year holding costs associated with the Centurion Mine ($4.6 million), and higher remeasurement gains of foreign currency denominated monetary assets, substantially comprised of Australian dollar denominated restricted cash and cash collateral ($4.4 million).
Corporate and Other Adjusted EBITDA decreased during the nine months ended September 30, 2026 compared to the same period in the prior year due to unfavorable variances in Middlemount’s results driven by lower production and higher fuel costs, partially offset by higher sales pricing; and higher selling and administrative expenses primarily resulting from consulting and legal fees. The decrease in other items was driven by a lower net periodic benefit credit, excluding service cost, as described above ($9.5 million).

Loss From Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended September 30,		(Decrease) Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$97.5	$99.5	$(2.0)	(2)%	$204.0	$336.8	$(132.8)	(39)%
Depreciation, depletion and amortization	(97.6)	(100.0)	2.4	2%	(314.6)	(285.5)	(29.1)	(10)%
Asset retirement obligation expenses	(13.7)	(13.9)	0.2	1%	(41.1)	(41.3)	0.2	—%
Restructuring charges	(1.0)	(4.0)	3.0	75%	(4.4)	(9.2)	4.8	52%
Costs related to terminated acquisition	(3.9)	(54.0)	50.1	93%	(9.2)	(75.2)	66.0	88%
Changes in amortization of basis difference related to equity affiliates	0.5	0.5	—	—%	1.8	1.9	(0.1)	(5)%
Other operating loss	(12.9)	—	(12.9)	n.m.	(12.9)	—	(12.9)	n.m.
Interest expense, net of capitalized interest	(18.6)	(10.0)	(8.6)	(86)%	(42.0)	(32.6)	(9.4)	(29)%
Induced conversion expense	(3.3)	—	(3.3)	n.m.	(20.5)	—	(20.5)	n.m.
Change in fair value of bifurcated conversion option	7.2	—	7.2	n.m.	7.2	—	7.2	n.m.
Interest income	8.5	13.9	(5.4)	(39)%	33.7	43.1	(9.4)	(22)%
Net mark-to-market adjustment on actuarially determined liabilities	3.3	—	3.3	n.m.	3.3	—	3.3	n.m.
Unrealized gains (losses) on foreign currency option contracts	0.8	(2.3)	3.1	135%	(2.8)	6.1	(8.9)	(146)%
Take-or-pay contract-based intangible recognition	—	0.3	(0.3)	(100)%	—	0.8	(0.8)	(100)%
Income tax benefit	4.5	3.4	1.1	32%	57.5	1.2	56.3	4,692%
Loss from continuing operations, net of income taxes	$(28.7)	$(66.6)	$37.9	57%	$(140.0)	$(53.9)	$(86.1)	(160)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended September 30,		Increase (Decrease) to Income		Nine Months Ended September 30,		Increase (Decrease) to Income
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal	$(21.9)	$(31.3)	$9.4	30%	$(66.6)	$(95.7)	$29.1	30%
Seaborne Metallurgical	(43.4)	(31.0)	(12.4)	(40)%	(149.5)	(90.2)	(59.3)	(66)%
Powder River Basin	(15.1)	(15.2)	0.1	1%	(44.4)	(42.6)	(1.8)	(4)%
Other U.S. Thermal	(15.8)	(16.5)	0.7	4%	(46.5)	(48.0)	1.5	3%
Corporate and Other	(1.4)	(6.0)	4.6	77%	(7.6)	(9.0)	1.4	16%
Total depreciation, depletion and amortization	$(97.6)	$(100.0)	$2.4	2%	$(314.6)	$(285.5)	$(29.1)	(10)%

Additionally, the following table presents a summary of the Company’s weighted-average depletion rate per ton for active mines in each of its reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Seaborne Thermal	$1.04	$2.05	$1.04	$2.01
Seaborne Metallurgical	3.60	3.75	4.23	3.26
Powder River Basin	0.28	0.34	0.30	0.32
Other U.S. Thermal	1.64	1.64	1.63	1.75
Depreciation, depletion and amortization expense increased during the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to increased depreciation and amortization resulting from shortened mine lives. The decrease in the weighted-average depletion rate per ton for the Seaborne Thermal segment during the three and nine months ended September 30, 2026 compared to the same periods in the prior year reflects the increased quantity of proven and probable coal reserves at the Wilpinjong Mine resulting from the conversion of coal resources to proven and probable reserves. The increase in the weighted-average depletion rate per ton for the Seaborne Metallurgical segment during the nine months ended September 30, 2026 compared to the same period in the prior year reflects the impact of volume and mix variances across the segment. The decrease in the weighted-average depletion rate per ton for the Other U.S. Thermal segment during the nine months ended September 30, 2026 compared to the same period in the prior year reflects the impact of volume and mix variances across the segment.
Costs Related to Terminated Acquisition. These costs relate to the terminated acquisition of certain assets and businesses associated with Anglo’s metallurgical coal portfolio. In addition to typical costs, such as legal and professional fees, the prior year charges included commitment and duration fees on a now-terminated bridge loan facility of $36.3 million and $46.7 million for the three and nine months ended September 30, 2025, respectively. Refer to Note 13. “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further information.
Other Operating Loss. During the current year, the Company recorded a one-time litigation settlement of $12.9 million.
Interest Expense, Net of Capitalized Interest. As described in Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements, a debt discount was recorded as an offset to the recognition of the conversion option related to the 3.250% Convertible Senior Notes due March 2028 (2028 Convertible Notes). The debt discount is being accreted through the redemption date of the 2028 Convertible Notes, which resulted in an increase to current year expense of $4.4 million. Prior year interest expense was also lower due to capitalized interest that was recorded during the development of the Centurion Mine.
Induced Conversion Expense. During the current year, the Company repurchased $280.1 million aggregate principal amount of its outstanding 2028 Convertible Notes for consideration of $444.9 million. The repurchase of the existing notes was accounted for as an induced conversion, and a portion of the consideration in excess of the amount issuable pursuant to the original conversion terms, $20.5 million, was recognized as expense. Refer to Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements for additional information.
Change in Fair Value of Bifurcated Conversion Option. During the current year, the Company recognized a gain of $7.2 million related to changes in the fair value of the conversion option related to the 2028 Convertible Notes. For additional information regarding the conversion option, refer to Note 9. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Interest Income. The decrease in income during the three and nine months ended September 30, 2026 compared to the same periods in the prior year was driven by lower average cash balances during the current period.
Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. In July 2026, the Company announced changes to its postretirement health care benefit plan for non-represented employees and retirees, which triggered a remeasurement event that resulted in a mark-to-market gain of $3.3 million. For additional information, refer to Note 10. “Pension and Postretirement Benefit Costs” to the accompanying unaudited condensed consolidated financial statements.

Unrealized Gains (Losses) on Foreign Currency Option Contracts. Unrealized gains (losses) primarily relate to mark-to-market activity on foreign currency option contracts. For additional information, refer to Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit. The increase in the income tax benefit during the three and nine months ended September 30, 2026 compared to the same periods in the prior year was primarily due to lower expected pretax income. Refer to Note 8. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended September 30,		Increase to Income		Nine Months Ended September 30,		(Decrease) Increase to Income
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(28.7)	$(66.6)	$37.9	57%	$(140.0)	$(53.9)	$(86.1)	(160)%
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)	0.1	33%	(0.7)	(1.0)	0.3	30%
Net loss	(28.9)	(66.9)	38.0	57%	(140.7)	(54.9)	(85.8)	(156)%
Less: Net income attributable to noncontrolling interests	3.9	3.2	0.7	22%	15.1	8.4	6.7	80%
Net loss attributable to common stockholders	$(32.8)	$(70.1)	$37.3	53%	$(155.8)	$(63.3)	$(92.5)	(146)%
Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests during the three and nine months ended September 30, 2026 compared to the same periods in the prior year was primarily driven by income associated with Peabody’s majority-owned Wambo operations in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended September 30,		Increase to EPS		Nine Months Ended September 30,		Decrease to EPS
	2026	2025	$	%	2026	2025	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.27)	$(0.57)	$0.30	53%	$(1.27)	$(0.51)	$(0.76)	(149)%
Loss from discontinued operations	—	(0.01)	0.01	100%	(0.01)	(0.01)	—	—%
Net loss attributable to common stockholders	$(0.27)	$(0.58)	$0.31	53%	$(1.28)	$(0.52)	$(0.76)	(146)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 122.1 million and 121.7 million for the three months ended September 30, 2026 and 2025, respectively, and 122.0 million and 121.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(28.7)	$(66.6)	$(140.0)	$(53.9)
Depreciation, depletion and amortization	97.6	100.0	314.6	285.5
Asset retirement obligation expenses	13.7	13.9	41.1	41.3
Restructuring charges	1.0	4.0	4.4	9.2
Costs related to terminated acquisition	3.9	54.0	9.2	75.2
Changes in amortization of basis difference related to equity affiliates	(0.5)	(0.5)	(1.8)	(1.9)
Other operating loss	12.9	—	12.9	—
Interest expense, net of capitalized interest	18.6	10.0	42.0	32.6
Induced conversion expense	3.3	—	20.5	—
Change in fair value of bifurcated conversion option	(7.2)	—	(7.2)	—
Interest income	(8.5)	(13.9)	(33.7)	(43.1)
Net mark-to-market adjustment on actuarially determined liabilities	(3.3)	—	(3.3)	—
Unrealized (gains) losses on foreign currency option contracts	(0.8)	2.3	2.8	(6.1)
Take-or-pay contract-based intangible recognition	—	(0.3)	—	(0.8)
Income tax benefit	(4.5)	(3.4)	(57.5)	(1.2)
Total Adjusted EBITDA	$97.5	$99.5	$204.0	$336.8
Total Segment Costs is defined as operating costs and expenses adjusted for the discrete items that management excluded in analyzing each of its reportable segments’ operating performance, as displayed in the reconciliations below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Operating costs and expenses	$980.2	$896.9	$2,798.8	$2,456.5
Unrealized gains (losses) on foreign currency option contracts	0.8	(2.3)	(2.8)	6.1
Take-or-pay contract-based intangible recognition	—	0.3	—	0.8
Net periodic benefit credit, excluding service cost	(12.1)	(7.5)	(12.8)	(22.3)
Total Segment Costs	$968.9	$887.4	$2,783.2	$2,441.1
Revenue per Ton and Adjusted EBITDA Margin per Ton are equal to revenue by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenue per Ton less Adjusted EBITDA Margin per Ton.

The following tables present tons sold, revenue, Total Segment Costs and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	3.1	2.2	19.6	3.4

Revenue	$241.6	$366.0	$268.1	$206.1
Total Segment Costs	176.1	360.8	253.1	180.6
Adjusted EBITDA	$65.5	$5.2	$15.0	$25.5

Revenue per Ton	$77.63	$164.83	$13.71	$59.53
Costs per Ton	56.58	162.45	12.94	52.18
Adjusted EBITDA Margin per Ton	$21.05	$2.38	$0.77	$7.35

	Three Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	4.1	2.1	22.6	3.7

Revenue	$242.7	$258.9	$301.4	$192.0
Total Segment Costs	201.7	231.1	249.7	185.1
Adjusted EBITDA	$41.0	$27.8	$51.7	$6.9

Revenue per Ton	$59.25	$121.34	$13.36	$51.77
Costs per Ton	49.23	108.31	11.07	49.90
Adjusted EBITDA Margin per Ton	$10.02	$13.03	$2.29	$1.87

	Nine Months Ended September 30, 2026
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	9.1	6.7	57.2	9.7

Revenue	$669.7	$1,007.3	$781.4	$553.8
Total Segment Costs	503.6	1,026.1	749.8	463.6
Adjusted EBITDA	$166.1	$(18.8)	$31.6	$90.2

Revenue per Ton	$73.13	$150.63	$13.66	$56.96
Costs per Ton	54.99	153.44	13.11	47.69
Adjusted EBITDA Margin per Ton	$18.14	$(2.81)	$0.55	$9.27

	Nine Months Ended September 30, 2025
	Seaborne Thermal	Seaborne Metallurgical	Powder River Basin	Other U.S. Thermal
	(Amounts in millions, except per ton data)
Tons sold	12.1	6.1	62.2	9.7

Revenue	$702.9	$731.2	$852.7	$515.8
Total Segment Costs	544.2	699.4	721.7	462.5
Adjusted EBITDA	$158.7	$31.8	$131.0	$53.3

Revenue per Ton	$57.93	$120.08	$13.72	$53.27
Costs per Ton	44.85	114.86	11.61	47.76
Adjusted EBITDA Margin per Ton	$13.08	$5.22	$2.11	$5.51
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
Regulatory Matters - U.S.
Recent Actions by the U.S. Environmental Protection Agency (EPA). On September 17, 2026, the EPA finalized its repeal of most greenhouse gas (GHG) emission standards for fossil fuel-fired electric generating units (EGUs), specifically emission guidelines for existing fossil fuel-fired steam EGUs, standards for coal-fired steam EGUs undertaking a large modification and 2024 standards for new baseload stationary combustion turbines. 91 Fed. Reg. 58954 (Sept. 17, 2026). The EPA also issued a supplemental proposal to repeal all GHG standards for fossil fuel-fired EGUs on the basis that the Clean Air Act (CAA) does not authorize the EPA to regulate GHG emissions from power plants in response to global climate change concerns. 91 Fed. Reg. 59002 (Sept. 17, 2026).
National Ambient Air Quality Standards (NAAQS). The CAA requires the EPA to review national ambient air quality standards every five years to determine whether revisions to current standards are appropriate. On March 6, 2024, the EPA revised the level of the primary standard for fine particulate matter (PM 2.5), lowering the annual standard from 12.0 µg/m3 to 9.0 µg/m3. The revised PM 2.5 standard was challenged in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) in Kentucky v. EPA, (D.C. Cir., No. 24-1050) and subsequently upheld by that court on June 26, 2026. The Commonwealth of Kentucky and the Chamber of Commerce subsequently filed petitions for writs of certiorari with the U.S. Supreme Court. Nos. 26-277. 26-298 (2026).
Under the CAA, once a NAAQS is revised states are required to take several actions to implement the revised standards. Such actions could require fossil fuel-fired EGUs and non-EGUs to install additional emission control technologies or operate in a different manner. Such actions could potentially increase the cost of utilizing fossil fuels for electric generation and industrial uses.
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

On March 6, 2023, the EPA issued a final rule which reaffirmed its determination to regulate coal- and oil-fired EGUs under CAA section 112, including the regulation of HAPs from EGUs after considering cost. On May 7, 2024, the EPA finalized a MATS rule which significantly tightened the filterable PM emissions limit for existing coal-fired EGU’s, lowering the standard from 0.030 lb/MMBtu to 0.010 lb/MMBtu for all coal-fired power plants and lowered the mercury emission standard for lignite-fired EGUs. The EPA, however, subsequently repealed both the lower filterable PM emission limits and the lower mercury standards for lignite plants. 91. Fed. Reg 9088 (February 24, 2026). This rule became effective on April 27, 2026. The rule has been challenged in the D.C. Circuit. Air Alliance Houston v. EPA, No. 26-1070 (and consolidated case) (D.C. Cir. filed March 30, 2026).
Clean Water Act (CWA) Definition of “Waters of the United States”. On January 18, 2023, the EPA and the U.S. Army Corps of Engineers (Corps) finalized a revised definition of “Waters of the United States” to clarify the scope of federal regulatory authority under the CWA. Several courts preliminarily enjoined that rule in 27 states. In addition, on May 25, 2023, the U.S. Supreme Court issued its decision in Sackett v. EPA, No. 21-454, which significantly narrowed the scope of federal regulatory authority over wetlands and non-navigable waters. The agencies finalized a rule on September 8, 2023, to conform key aspects of the regulatory definition to the Sackett decision. Pending litigation over the January 2023 definition has resumed and is ongoing, as the September 2023 final rule did not address many of the claims at issue in those cases. On November 20, 2025, the EPA and the Corps proposed additional revisions to the regulatory definition to further align the regulations with Sackett. The agencies took comments on the proposed revisions through January 5, 2026. On September 9, 2026, the agencies published a Supplemental Notice of Proposed Rulemaking (SNPRM) that seeks comment on additional regulatory options where commenters on the 2025 NPRM requested greater clarity and suggested alternative approaches.
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
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. In 2015, the EPA published a final rule setting requirements for wastewater discharge from EGUs. In 2020, the EPA finalized revisions to certain requirements in the 2015 rule. On May 9, 2024, the EPA published a final rule that would have established more stringent standards for flue gas desulfurization wastewater, bottom ash transport water, combustion residual leachate and legacy wastewater discharged from certain surface impoundments. The final revised effluent limitations guidelines would have significantly increased costs for many coal-fueled steam electric power plants. In addition, the final rule allowed EGUs that commit to ceasing coal combustion by December 31, 2034, to comply with less stringent wastewater discharge requirements during the interim. The final rule remains subject to numerous legal challenges that have been consolidated in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit); due to the reconsideration process currently ongoing, however (see below), the proceedings are currently being held in abeyance. If the Eighth Circuit affirms the final rule, it could influence fuel switching or additional coal generating unit retirements by the end of 2034. On December 31, 2025, the EPA published a final Deadline Extensions Rule that extends seven compliance deadlines in the 2024 rule. The EPA is allowing EGUs six additional years (until December 31, 2031) to determine whether to submit a notice of planned participation for the permanent cessation of coal combustion. The EPA further extended the deadlines by five years (to December 31, 2034) for direct discharging EGUs to comply with zero-discharge limitations for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. Finally, the EPA is allowing EGUs that discharge to wastewater treatment plants an additional year-and-a-half to seven-and-a-half years to comply with zero-discharge limitations for those same wastestreams. The Deadline Extensions Rule has been challenged by multiple parties, with the litigation consolidated in the U.S. Court of Appeals for the Second Circuit. If the Deadline Extensions Rule is vacated, the 2024 rule’s deadlines could become operative again. The EPA also issued a No Action Assurance memorandum announcing it will not pursue enforcement actions for certain permit violations by EGUs not yet in compliance with permit requirements related to the 2020 and 2024 rules, if those EGUs satisfy certain conditions. On May 18, 2026, the EPA published a proposed rule to clarify applicability of unmanaged combustion residual leachate limitations. 91 Fed. Reg. 28487 (May 18, 2026).

Rules for Disposal of Coal Combustion Residuals (CCR) from Electric Utilities; Federal CCR Permit Program and Revisions to Closure Requirements. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for the EPA’s proposal ended on April 20, 2020, but the EPA reopened the comment period on May 28, 2026. Separately, on August 28, 2020 and November 12, 2020, the EPA finalized two sets of amendments to its 2015 CCR rule to partially address the D.C. Circuit’s 2018 decision holding that certain provisions of that rule were not sufficiently protective. On November 28, 2025, the EPA proposed to extend, by three years, the compliance deadline in the 2020 amendments for owners and operators to complete closure of unlined impoundments larger than 40 acres. On May 8, 2024, the EPA published a final rule containing additional amendments to the 2015 CCR rule that further address aspects of the D.C. Circuit’s 2018 decision. On February 10, 2026, the EPA published a final rule that provides additional time to meet certain requirements in the May 2024 Rule. On April 9, 2026, the EPA published a proposed rule to amend several provisions governing the disposal of CCR in landfills and surface impoundments and the benefit use for CCR. Finally, on July 14, 2026, the EPA published an advance notice of proposed rulemaking soliciting comment on potential development of a general permit to allow owners and operators of CCR facilities to obtain temporary permit coverage pending issuance of an individual permit by the EPA or an approved state. 91 Fed. Reg. 43051.
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on Peabody’s costs or its ability to mine some of its properties in accordance with its current mining plans. During the first Trump Administration, the Departments of Interior and Commerce finalized five rules aiming to streamline and update the ESA. But in June 2021, the agencies announced their plan to revise, rescind or reinstate the rules that were finalized (or withdrawn) during the first Trump Administration that conflicted with the Biden Administration’s objectives. The agencies issued proposed rules on June 22, 2023, and they published three final revised rules on April 5, 2024. On November 21, 2025, the agencies published four proposed rules to restore the ESA regulations to their 2019 and 2020 framework. The agencies accepted comments on the proposed rules through December 22, 2025. On July 10, 2026, the U.S. Fish and Wildlife Service and the National Oceanic and Atmospheric Administration jointly announced a final rule rescinding the definition of “harm” in their regulations implementing the ESA, with the intent of separating habitat destruction from the take prohibition. On July 21, 2026 the U.S. Fish and Wildlife Service finalized regulations regarding excluding areas from critical habitat on the basis of economic or national security information (91 Fed. Reg. 45662) and repealing the “blanket 4(d) rule” that had automatically extended the “take” prohibition applicable to endangered species to species listed as threatened (91 Fed. Reg. 45723). Two other proposals remain pending.
SEC Climate-Related Disclosures. On March 6, 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings. Specifically, the final rules required disclosure of, among other things, climate-related risks that have had or are reasonably likely to have a material impact on a public company’s business strategy, results of operations or financial condition; certain GHG emissions associated with a public company along with, in many cases, an attestation report by a GHG emissions attestation provider; and certain climate-related financial metrics to be included in a company’s audited financial statements. The final rules were challenged by multiple parties, and the cases were consolidated into a judicial review by the Eighth Circuit. On April 4, 2024, the SEC voluntarily stayed implementation of the final rules pending such judicial review. On May 29, 2026, the SEC proposed to rescind the final rules and accepted public comments thereafter.

Complaints Filed Against “Climate Superfund Laws” and Announced State Actions. On April 30 and May 1, 2025, respectively, the U.S. Department of Justice (DOJ) filed complaints for declaratory and injunctive relief against the states of Michigan and Hawaii regarding alleged liability of fossil fuel companies for past GHG emissions and against New York and Vermont for “climate superfund” laws. On May 4, 2026, the DOJ filed a complaint against the state of Minnesota to halt that state’s climate lawsuit against major energy companies with parallels to the Michigan and Hawaii suits. These complaints allege that existing litigation and state laws interfere with federal law, including the CAA, and with interstate and foreign commerce. On September 23, 2026, summary judgment was granted to the United States on the basis that New York’s climate law is preempted by federal law. United States v. State of New York, No. 25-cv-3656 (S.D.N.Y. 2026). In addition, on August 31, 2026, in two consolidated actions challenging New York’s climate superfund law brought by a coalition of states and industry groups, the U.S. District Court for the Northern District of New York granted summary judgment to the plaintiffs, holding that the law is preempted by federal law, and on September 24, 2026, entered judgment enjoining New York from implementing and enforcing the law. State of West Virginia v. James, No. 1:25-cv-00168 (N.D.N.Y. 2026); Chamber of Commerce of the United States of America v. James, No. 1:25-cv-01307 (N.D.N.Y. 2026). The Company will monitor this litigation and its potential impact on the U.S. coal mining industry, its mining operations and customers.
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

Liquidity
As of September 30, 2026, the Company’s cash and cash equivalents balances totaled $434.3 million, including approximately $235 million held by Australian subsidiaries, approximately $193 million held by U.S. subsidiaries and the remainder held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by the Company’s foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and payment of the foreign subsidiaries’ share of certain U.S. corporate expenditures. From time to time, the Company may repatriate profits from its foreign subsidiaries to the U.S. in the form of intercompany dividends. During the nine months ended September 30, 2026, no profits from foreign subsidiaries were repatriated. If foreign-held cash is repatriated in the future, the Company does not expect restrictions or potential taxes will have a material effect to its near-term liquidity.
The Company’s available liquidity decreased from $942.1 million as of December 31, 2025 to $887.1 million as of September 30, 2026. Available liquidity was comprised of the following:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$434.3	$575.3
Revolving credit facility availability	341.8	270.8
Accounts receivable securitization program availability	111.0	96.0
Total liquidity	$887.1	$942.1
Capital Returns to Shareholders
The Company paid dividends of $27.4 million during the nine months ended September 30, 2026.
Australian Surety Bond Facilities
On June 12, 2026, certain of the Company’s Australian subsidiaries (collectively, the Australian Surety Bond Facility Obligors), each an indirect subsidiary of Peabody Energy Corporation, established new Australian dollar-denominated surety bond facilities with an aggregate combined principal amount of $700.0 million Australian dollars in commitments by entering into agreements with surety bond providers (the Australian Surety Bond Facilities). The Australian Surety Bond Facilities have been established to, among other things, establish a surety bonding facility, primarily to support reclamation bonding requirements, to replace the Australian Surety Bond Facility Obligors’ existing 100% cash collateralized programs.
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

Credit Support Facilities
In February 2022, the Company entered into an agreement which provides up to $250.0 million of capacity for irrevocable standby letters of credit, primarily to support reclamation bonding requirements. Outstanding letters of credit bear a fixed fee in the amount of 0.75% per annum. The Company receives a variable deposit rate on the amount of cash collateral posted in support of letters of credit. The agreement was amended on November 3, 2025, to (i) extend the expiration date to December 31, 2030 and (ii) reduce the required minimum cash collateral amount to 102% of the aggregate amount of letters of credit outstanding under the agreement, provided that in the event the Company’s credit rating falls below certain thresholds, the minimum collateral amount shall increase to 103%. At September 30, 2026, letters of credit of $34.0 million were outstanding under the agreement.
In December 2023, the Company established cash-backed bank guarantee facilities, primarily to support Australian reclamation bonding requirements. During the second quarter of 2026, the Australian Surety Bond Facilities, as described above, were established, which reduced the utilization of the cash-backed bank guarantee facilities. At September 30, 2026, guarantees of $15.4 million were outstanding for which the Company receives a variable deposit rate on the amount of cash collateral posted in support of the facilities, which mature at various dates between 2026 and 2030.
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
During the second quarter of 2026, the Company borrowed and repaid $110.0 million under the revolving credit facility. At September 30, 2026, the Credit Agreement was only utilized for letters of credit of $58.2 million. These letters of credit support the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees as further described in Note 12. “Financial Instruments and Other Guarantees.” Availability under the revolving credit facility was $341.8 million at September 30, 2026.
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
Capital Expenditures
The Company revised its expected 2026 capital expenditures from approximately $340 million to $300 million, primarily due to the deferral of development capital at the Centurion Mine.

Indebtedness
The Company’s total indebtedness as of September 30, 2026 and December 31, 2025 is presented in the table below.

Debt Instrument (defined below, as applicable)	September 30, 2026	December 31, 2025
	(Dollars in millions)
2028 Convertible Notes, including bifurcated conversion option and debt discount	$37.1	$320.0
0.50% Convertible Senior Notes due June 2031 (2031 Convertible Notes)	250.0	—
Finance lease obligations	16.2	20.8
Less: Debt issuance costs	(6.7)	(4.4)
	296.6	336.4
Less: Current portion of long-term debt	49.0	15.2
Long-term debt	$247.6	$321.2
The Company’s indebtedness requires estimated contractual principal and interest payments, assuming interest rates in effect at September 30, 2026, of approximately $48 million in 2026, $7 million in 2027, $3 million in 2028, $2 million in both 2029 and 2030, and $251 million thereafter.
The Company paid cash of $41.1 million and $35.0 million during the nine months ended September 30, 2026 and 2025, respectively, for interest, net of capitalized interest, related to the Company’s indebtedness and financial assurance instruments.
Partial Repurchases of 2028 Convertible Notes
On June 2, 2026, through a private offering, the Company issued $250.0 million in aggregate principal amount of 2031 Convertible Notes, as described below. The Company used the proceeds of the offering of the 2031 Convertible Notes, together with cash, to repurchase $241.2 million aggregate principal amount of its outstanding 2028 Convertible Notes for consideration of $386.8 million (the June Repurchases). During the three months ended September 30, 2026, the Company used cash to repurchase $38.9 million aggregate principal amount of its outstanding 2028 Convertible Notes in privately negotiated transactions for consideration of $58.1 million (the September Repurchases).
Both the June and September Repurchases of the 2028 Convertible Notes were accounted for as induced conversions in accordance with Accounting Standards Codification 470-20 and Accounting Standards Update 2024-04. For the June and September Repurchases, a portion of the consideration in excess of the amount issuable pursuant to the original conversion terms, $17.2 million and $3.3 million, respectively, was recognized as “Induced conversion expense” in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2026. The remaining excess of the consideration over the carrying value of the repurchased 2028 Convertible Notes on the date of each repurchase, was recorded as “Additional paid-in capital” in the condensed consolidated balance sheets. For the June Repurchases, the remaining excess of the consideration over the carrying value was $131.1 million, which included unamortized debt issuance costs of $2.7 million, and for the September Repurchases, the remaining excess was $16.2 million, which included unamortized debt issuance costs of $0.3 million.
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
During the nine months ended September 30, 2026, the Company used the proceeds from the issuance of the 2031 Convertible Notes and cash to repurchase $280.1 million in aggregate principal amount of the 2028 Convertible Notes as described above. On September 16, 2026, the Company announced that it would redeem the $39.9 million of outstanding 2028 Convertible Notes on November 18, 2026 (the Redemption Date) for cash.

The 2028 Convertible Notes will be redeemed on the Redemption Date at a redemption price equal to 100% of the principal amount of the 2028 Convertible Notes being redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date, in accordance with the terms of the 2028 Convertible Notes and the 2028 Indenture. Upon completion of the redemption, no 2028 Convertible Notes will remain outstanding.
Holders of the 2028 Convertible Notes may surrender all or any portion of their 2028 Convertible Notes for conversion at any time from the date of the announcement until the close of business (5:00 p.m., New York City time) on November 16, 2026, the second business day immediately preceding the Redemption Date. While the expectation is that substantially all the 2028 Convertible Notes will be converted before the Redemption Date, the holders are not obligated to convert their notes. Any 2028 Convertible Notes not surrendered for conversion at or prior to the close of business on November 16, 2026 will be redeemed on the Redemption Date as described above.
The conversion rate in effect is 52.8309 shares of Peabody's common stock per $1,000 principal amount. Because the redemption constitutes a “make-whole fundamental change” under the 2028 Indenture, the conversion rate will be increased by 2.0971 shares of common stock per $1,000 principal amount of the 2028 Convertible Notes, such that the conversion rate applicable to all conversions on or after the date of redemption announcement and on or before the close of business on November 16, 2026 will be 54.928 shares of common stock per $1,000 principal amount of 2028 Convertible Notes.
Peabody will satisfy its conversion obligation by paying or delivering, for each $1,000 principal amount of 2028 Convertible Notes converted, the sum of the daily conversion values for each of the 40 consecutive trading days during the relevant observation period. Peabody has elected a cash-only settlement with respect to conversions of the 2028 Convertible Notes.
2031 Convertible Notes
On June 2, 2026, through a private offering, the Company issued the 2031 Convertible Notes in the aggregate principal amount of $250.0 million. The 2031 Convertible Notes are senior unsecured obligations of the Company and are governed under an indenture, dated June 2, 2026 (the 2031 Indenture), between the Company and Wilmington Trust, National Association, as trustee.
The Company used the proceeds of the offering of the 2031 Convertible Notes to fund $16.7 million of capped call transactions, as discussed below, and together with cash, to repurchase $241.2 million of its outstanding 2028 Convertible Notes, as described above.
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

Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2031 Indenture. The initial conversion rate for the 2031 Convertible Notes is 26.0970 shares of the Company’s common stock per $1,000 principal amount of 2031 Convertible Notes, which represents an initial conversion price of approximately $38.32 per share of the Company’s common stock. The initial conversion price represents a premium of approximately 32.5% over the U.S. composite volume weighted average price of Peabody’s common stock from 9:30 a.m. through 4:00 p.m. Eastern Daylight Time on May 28, 2026, which was $28.9197 per share. The conversion rate and conversion price are subject to adjustment under certain circumstances in accordance with the terms of the 2031 Indenture. If certain corporate events described in the 2031 Indenture occur prior to the maturity date, or the Company delivers a redemption notice (as described below), the conversion rate will be increased for a holder who elects to convert its 2031 Convertible Notes in connection with such corporate event or redemption notice, as the case may be, in certain circumstances. The terms of the 2031 Indenture require conversion rate adjustments upon the payment of dividends to holders of the Company’s common stock in excess of a dividend threshold, initially equal to a quarterly amount of $0.075 per share of common stock. Since the quarterly per share dividend declared and paid since the issuance of the 2031 Convertible Notes did not exceed the dividend threshold, there was no revision to the conversion rate.
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
Accounts Receivable Securitization Program
As described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, the Company entered into an accounts receivable securitization program during 2017. The securitization program provides up to $225.0 million of funding capacity which is accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program. Funding capacity under the program may also be utilized for letters of credit in support of other obligations, which has been the Company’s primary utilization. At September 30, 2026, the Company had no outstanding borrowings and $57.5 million of letters of credit outstanding under the program. The Company was not required to post cash collateral under the securitization program at September 30, 2026.
The accounts receivable securitization program was amended in January 2025 to extend its maturity to January 2028.
Covenant Compliance
The Company was compliant with all relevant covenants under its debt and other finance agreements at September 30, 2026.
Cash Flows
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2026 and 2025, as reported in the accompanying unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Net cash provided by operating activities	$27.2	$265.1
Net cash used in investing activities	(235.5)	(252.8)
Net cash used in financing activities	(280.7)	(73.8)
Net change in cash, cash equivalents and restricted cash	(489.0)	(61.5)
Cash, cash equivalents and restricted cash at beginning of period	1,284.5	1,382.6
Cash, cash equivalents and restricted cash at end of period	$795.5	$1,321.1
Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2026 compared to the prior year was driven by a year-over-year decrease in operating cash flow from working capital ($242.6 million) and lower cash generated from mining operations, partially offset by the return of $77.7 million of cash collateral during the nine months ended September 30, 2026.
Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2026 compared to the prior year was driven by lower capital expenditures and payments of capital accruals ($71.6 million), offset by the prior year receipt of the deposit related to the terminated acquisition ($29.0 million) and lower net distributions from joint ventures ($18.3 million).
Financing Activities. The increase in net cash used in financing activities for the nine months ended September 30, 2026 compared to the same period in the prior year was driven by higher repayments of long-term debt ($552.4 million), purchases of capped calls ($16.7 million) and higher payments of debt issuance and other deferred financing costs ($12.8 million). These variances were partially offset by proceeds from long-term debt ($360.0 million), the prior year repayment of a loan note related to the terminated acquisition ($9.3 million) and decreases in distributions to noncontrolling interests ($6.4 million).

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
The following table summarizes the Company’s financial instruments that carry off-balance-sheet risk.

	September 30, 2026
	Reclamation Support	Other Support (1)	Total
	(Dollars in millions)
Surety bonds	$1,205.4	$81.7	$1,287.1
Letters of credit (2)	62.3	53.4	115.7
	1,267.7	135.1	1,402.8
Less: Letters of credit in support of surety bonds (3)	(62.3)	(1.9)	(64.2)
Obligations supported, net	$1,205.4	$133.2	$1,338.6
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
Not presented in the above table is $418.4 million of restricted cash and collateral which are included in the accompanying condensed consolidated balance sheets at September 30, 2026, as described in Note 12. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements. Such collateral is primarily in support of the financial instruments noted above, including in relation to the Company’s surety bond portfolio, its collateralized letter of credit agreement, its bank guarantee facilities and amounts held directly with beneficiaries which are not supported by surety bonds. The restricted cash and collateral balance decreased $425.7 million during the nine months ended September 30, 2026 substantially due to the release of cash collateral as a result of the establishment of the Australian Surety Bond Facilities and the termination of the TSA.
At September 30, 2026, the Company had total asset retirement obligations of $749.1 million. Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas the Company’s accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
At September 30, 2026, the Company’s reclamation bonding requirements were supported by $1.2 billion of surety bonds and approximately $310 million of restricted cash and other balances serving as collateral.
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
At September 30, 2026, the Company identified certain assets with an aggregate carrying value of approximately $53 million in its Other U.S. Thermal reportable segment whose recoverability is most sensitive to customer concentration risk.

The Company’s critical accounting policies and estimates are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s critical accounting policies remain unchanged at September 30, 2026, and there have been no material changes in the Company’s critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Coal Pricing Risk
The Company predominantly manages its commodity price risk for its non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. As of September 30, 2026, the Company had approximately 92 million tons of U.S. thermal coal priced and committed for 2026. This includes approximately 78 million tons of PRB coal and 14 million tons of Other U.S. Thermal coal. The Company has the flexibility to increase volumes should demand warrant. Peabody is estimating full year 2026 thermal coal sales volumes from its Seaborne Thermal segment of 12.7 million to 12.9 million tons comprised of thermal export volume of 8.3 million to 8.5 million tons and domestic volume of 4.4 million tons. Peabody is estimating full year 2026 metallurgical coal sales from its Seaborne Metallurgical segment of 8.9 million to 9.1 million tons. Sales commitments in the metallurgical coal market are typically not long-term in nature, and the Company is therefore subject to fluctuations in market pricing. The Company’s sensitivity to market pricing in thermal coal markets is dependent on the duration of contracts.
As of September 30, 2026, the Company had no coal derivative contracts related to its forecasted sales. Historically, such financial contracts have included futures and forwards.
Foreign Currency Risk
The Company utilizes options and collars to hedge currency risk associated with anticipated Australian dollar operating expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2026, the Company held average rate options with an aggregate notional amount of $444.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar operating expenditures over the nine-month period ending June 30, 2027. As of September 30, 2026, the Company also held purchased collars with an aggregate notional amount of $615.0 million Australian dollars related to anticipated Australian dollar operating expenditures during the nine-month period ending June 30, 2027. Assuming the Company had no foreign currency hedging instruments in place, its exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $230 million to $240 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2026, the currency option contracts outstanding at that date would limit the Company’s exposure to approximately $188 million with respect to a $0.10 increase in the exchange rate, while the Company would benefit by approximately $199 million with respect to a $0.10 decrease in the exchange rate for the next twelve months.
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
As of September 30, 2026, the Company did not have any diesel fuel derivative instruments in place. The Company partially manages the price risk of diesel fuel through the use of cost pass-through contracts with certain customers.

Interest Rate Risk
Peabody’s objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Peabody is primarily exposed to interest rate risk as a result of its interest-earning cash balances.
Peabody’s interest-earning cash and restricted cash balances are primarily held in deposit accounts and investments with maturities of three months or less. Therefore, these balances are subject to interest rate fluctuations and could produce less income if interest rates fall. Based upon its interest-earning cash and restricted cash balances at September 30, 2026, a one percentage point decrease in interest rates would result in a decrease of approximately $8 million to interest income for the next twelve months.
Item 4. Controls and Procedures.
Peabody’s disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. As of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, Peabody’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to achieve the desired control objectives. Additionally, there have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Under the 2023 Repurchase Program, the Company may purchase shares of common stock from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing and pricing of any share repurchase transactions will be based on a variety of factors, including market conditions, applicable legal requirements, the Company’s capital structure and alternative opportunities that the Company may have for the use or investment of capital. Through September 30, 2026, the Company had repurchased 23.8 million shares of its common stock under the 2023 Repurchase Program for $530.8 million (which included commissions paid of $0.4 million), leaving $469.6 million available for share repurchase.
Dividends
During the three and nine months ended September 30, 2026, the Company declared dividends per share of $0.075 and $0.225. On November 4, 2026 the Company declared an additional dividend per share of $0.075 to be paid on December 9, 2026 to shareholders of record as of November 19, 2026.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2026	545	$22.20	—	$469.6
August 1 through August 31, 2026	—	—	—	469.6
September 1 through September 30, 2026	—	—	—	469.6
Total	545	22.20	—
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

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of Peabody’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408 of Regulation S-K of the Exchange Act.
Item 6. Exhibits.
See Exhibit Index on following pages.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
10.1
Consulting Services Agreement, dated August 27, 2026, by and among Peabody Energy Corporation, Peabody Energy Australia Coal Pty Ltd and Darren R. Yeates. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2026).

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

PEABODY ENERGY CORPORATION
Date:	November 6, 2026	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)